Form 10-Q
period 1997-12-27
APPLIED FILMS CORP
filed 1998-02-10
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarter ended December 27, 1997
                          Commission File Number 23103

                            APPLIED FILMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)




          Colorado                                        84-1311581
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

6797 Winchester Circle, Boulder, Colorado                   80301
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:           (303) 530-1411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X__

3,476,437 shares of Common Stock were outstanding as of January 31, 1998.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statements:                                                3

          Consolidated Balance Sheets at June 28, 1997 and                     3
          December 27, 1997

          Consolidated Statements of Operations for the Three and              4
          Six Months Ended December 28, 1996 and December 27, 1997.

          Consolidated  Statements  of Cash  Flows for the Six  Months         5
          Ended December 28, 1996, and December 27, 1997.

          Notes to Consolidated Financial Statements.                          6

Item 2.   Management's Discussion and Analysis of Financial                    9
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                           14

Item 4.   Submission of Matters to a Vote of Security Holders                 14

Item 5.   Other Information                                                   15

Item 6.   Exhibits and Reports on Form 8-K.                                   15

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                        June 28, 1997      December 27, 1997
                                                        -------------      -----------------
ASSETS                                                                     (unaudited)
Current Assets:
  Cash and cash equivalents ......................      $    297           $  2,098
  Accounts Receivable, net
  Coated glass and other .........................      $  6,316           $  4,944
  Income earned, not yet billed ..................      $    145           $  1,045
  Inventories, net ...............................      $  6,160           $  7,650
  Income taxes receivable ........................            --                 --
  Prepaid expenses and other .....................      $    423           $    797
  Note receivable from officers ..................      $      5           $      3
  Deferred tax asset, net ........................      $    250           $    454
                                                        --------           --------
    Total current assets .........................      $ 13,596           $ 16,991
                                                        --------           --------
Property, Plant and Equipment:
  Land ...........................................      $    733           $    733
  Building .......................................      $  2,747           $  2,747
  Machinery and equipment ........................      $ 11,587           $ 11,726
  Office furniture and equipment .................      $    452           $    499
  Leasehold improvements .........................      $    425           $  1,953
  Construction-in-progress .......................      $  1,209           $  3,328
                                                        --------           --------
                                                        $ 17,153           $ 20,986
  Accumulated depreciation .......................      ($ 9,330)          ($10,164)
                                                        --------           --------
                                                        $  7,823           $ 10,822
Investment in affiliate ..........................      $    122           $    149
                                                        --------           --------
                                                        $    122           $    149
    Total Assets .................................      $ 21,541           $ 27,962
                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable .........................      $  3,802           $  6,933
  Accrued expenses ...............................      $  1,272           $  1,762
  Income received but not yet earned .............      $  1,500           $  2,229
  Income taxes payable ...........................      $    352           $    199
  Current portion of long-term debt ..............      $  1,136           $  1,062
                                                        --------           --------
     Total current liabilities ...................      $  8,062           $ 12,185
                                                        --------           --------
Non-Current Liabilities:
  Long-term debt, net of current portion .........      $  6,448           $  2,163
  Deferred tax liability, net ....................      $    291           $    251
                                                        --------           --------
    Total liabilities ............................      $ 14,801           $ 14,599
                                                        --------           --------
Stockholders' Equity:
  Common stock, no par value, 10,000,000
  shares authorized, 3,476,437 shares ............      $  4,245           $  9,450
  issued and outstanding
  Less common shares held by affiliate ...........          ($26)              ($26)
  Deferred compensation ..........................          ($31)              ($19)
  Retained earnings ..............................      $  2,552           $  3,958
                                                        --------           --------
    Total stockholders equity ....................      $  6,740           $ 13,363
                                                        --------           --------
Total liabilities & stockholders' equity .........      $ 21,541           $ 27,962
                                                        ========           ========

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                           Three Months Ended                Six Months Ended
                                      -----------------------------   ---------------------------
                                      December 28,     December 27,   December 28,   December 27,
                                          1996             1997          1996           1997
Net Sales .........................   $  7,806         $ 13,173       $ 14,085       $ 24,424

Cost of Goods Sold ................   $  6,593         $ 10,588       $ 11,828       $ 19,389
                                      --------         --------       --------       --------

Gross Profit ......................   $  1,213         $  2,585       $  2,257       $  5,035

Selling, General and Administrative   $    642         $  1,109       $  1,186       $  2,095
Research and Development Expenses .   $    115         $    287       $    307       $    617
                                      --------         --------       --------       --------
Income from Operations ............   $    456         $  1,189       $    764       $  2,323
Other Income (Expense):
Gain (loss) of foreign currency
 exchange .........................   $     36         $     21       $     47       $     33
Interest Expense ..................   ($   200)        ($    87)      ($   451)      ($   257)
Other Income (Expense) ............   ($     2)        $      8       ($     6)      $     19
                                      --------         --------       --------       --------
Income before income taxes ........   $    290         $  1,131       $    354       $  2,118
Income Tax Provision ..............   ($    79)        ($   385)      ($    96)      ($   713)
                                      --------         --------       --------       --------
Net Income ........................   $    369         $  1,516       $    450       $  2,831
                                      ========         ========       ========       ========
Primary and Fully Diluted
 Net Income (Loss) Per Share ......   $   0.07         $   0.23       $   0.09       $   0.45
                                      ========         ========       ========       ========
Weighted Average Common Shares
 Outstanding ......................      2,853            3,250          2,853          3,157
                                      ========         ========       ========       ========

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                  Six Months Ended         Six Months Ended
                                                  December 28, 1996        December 27, 1997
                                                  -----------------        -----------------
Cash Flows From Operating Activities
  Net Income ...........................          $   258                  $ 1,405
  Depreciation and Amortization ........          $   741                  $   756
  Amortization of Deferred Compensation           $    31                  $    12
  Loss (gain) on disposals of property,                --                  ($    4)
  plant and equipment
  Undistributed earnings of affiliate ..          $     2                  ($   27)

Changes in --
  Accounts receivable (net) ............          ($1,331)                 $   472
  Inventories ..........................          $   447                  ($1,490)
  Prepaid expenses and other ...........          $   363                  ($  374)
  Accounts payable .....................          $   261                  $ 3,131
  Income received not yet earned .......          $ 1,042                  $   729
  Accrued expenses .....................          $   386                  $   491
  Income taxes payable .................          $    98                  ($  153)
  Deferred income taxes, net ...........               --                  ($  244)
Net cash flows from operating activities          $ 2,298                  $ 4,704
                                                  -------                  -------

Cash Flows From Investing Activities
  Purchase of Machinery and Equipment ..          ($   32)                 ($   58)
  Reimbursement of equipment costs .....          $    16                       --
  Purchase of Office Furniture & .......          ($   20)                 ($   49)
Equipment
  Purchase of Leasehold Improvements ...               --                  ($1,528)
  Costs incurred for Construction in ...          ($    4)                 ($2,119)
Progress
  Proceeds from Sale of Equipment ......               --                  $     4
  Cash received from note receivable ...          $    17                  $     2
from officer
Net cash flows from investing activities          ($   23)                 ($3,748)
                                                  -------                  -------

Cash Flows from Financing Activities
  Proceeds from Long Term Debt .........          $ 2,853                  $ 3,815
  Repayment of Long Term Debt ..........          ($5,058)                 ($8,175)
  Net cash received from public stock...               --                   $5,205
offering
Net cash flows from financing activities          ($2,205)                    $845
                                                  -------                ---------
Net Increase (Decrease) in Cash.........              $70                   $1,801
Cash and Cash Equivalents, beginning of              $259                     $297
period
Cash and Cash Equivalents, end of
period..................................             $329                   $2,098
                                                  =======                =========
Supplemental cash flow information
Cash paid for interest, net of amounts
capitalized.............................             $321                     $478
                                                  =======                =========
Cash paid (received) for income taxes
net of amounts refunded.................             ($28)                  $1,109
                                                  =======                =========

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Company Organization and Operations

     Applied Films Corporation, (the "Company"), was originally incorporated in 1992 as a Michigan corporation. In June 1995, the Company reincorporated in Colorado. The Company's principal line of business is the manufacture and sale of thin film coated glass for use in flat panel and liquid crystal displays. Recently, the Company has begun selling its thin film coating equipment to flat panel display and other manufacturers. The Company experiences risks common to technology companies, including highly competitive and evolving markets for its products.

     The Company was formed in May 1992 as the result of a merger between Applied Films, Inc. ("AFI") and a wholly owned subsidiary of Donnelly Corporation ("Donnelly"), Donnelly Coated Corporation ("DCC"). On November 26, 1997, Donnelly sold all its shares of Applied Films stock during the Company's initial public offering.

(2) Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the Company's wholly owned subsidiary, DAF Export Corporation, which is treated as a Foreign Sales Corporation ("FSC") for federal income tax purposes. The accounts of the subsidiary have been consolidated with the accounts of the Company in the accompanying financial statements. All intercompany accounts and transactions have been eliminated in the consolidation.

     Unaudited Financial Information

     The accompanying interim financial information as of December 27, 1997 and for the quarters ended December 28, 1996 and December 27, 1997 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to a fair statement of the results of those interim periods presented. The results of operations for the quarter or the six months ended December 27, 1997 are not necessarily indicative of the results to be expected for the entire year.

     Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 1997 and 1998 include 52 weeks.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at June 28, 1997, and December 27, 1997 consist of the following:

                                                     June 28,             December 27,
                                                       1997                  1997
Raw materials, net..............................    $3,840,000           $5,298,000
Work-in-process.................................         9,000                6,000
Materials for manufacturing systems.............       158,000              962,000
Finished Goods..................................     2,153,000            1,384,000
                                                     ---------            ---------
                                                    $6,160,000           $7,650,000
                                                    ==========           ==========

     Net Income Per Share

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding for each period. Common equivalent shares include stock options to purchase the Company's common stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued during the twelve months immediately preceding the Company's initial public offering filing date have been included in the calculation of common and common equivalent shares using the treasury stock method and the anticipated public offering price as if they were outstanding for all periods.

     New Accounting Pronouncements

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards 128 (SFAS 128") entitled, "Earnings per Share." SFAS 128 is effective for fiscal years ending after December 15, 1997; early adoption is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Under SFAS 128, net income (loss) per share for the periods reported would be as follows:

              Three months ended         Three months ended        Six months ended          Six months ended
              December 28, 1996          December 27, 1997         December 28, 1996         December 27, 1997
Basic......       $0.07                     $0.25                      $0.09                     $0.48
Diluted....        0.07                      0.23                       0.09                      0.45

(3) Sales by Geographic Region

     The breakdown of total sales by geographic region is as follows:

                                                  Fiscal Year Ended                Six Months Ended
                                                    June 28, 1997                 December 27, 1997
                                                   ---------------                 ----------------
                                                                                        (unaudited)
Asia (other than Japan)........................             $19,534,000                 $12,633,000
Japan..........................................               6,611,000                   3,919,000
United States..................................               5,997,000                   7,912,000
Europe and Other...............................               2,941,000                   1,195,000
                                                           ------------                ------------
Gross sales....................................              35,083,000                  25,659,000
Less: sales returns and allowances.............              (1,033,000)                 (1,235,000)
                                                            -----------                 -----------
Net sales......................................             $34,050,000                 $24,424,000
                                                            ===========                 ===========

(4) Other Information

     The outstanding borrowings of the Company as of December 27, 1997 were $3.2 million compared with $7.6 million as of June 28, 1997. The Company repaid a portion of its borrowings with the proceeds received from its initial public stock offering in November and December 1997.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION



     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. When used herein, the terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward- looking statements.

OVERVIEW

     The Company's sales historically have been derived primarily from the sale of thin film coated glass to manufacturers of liquid crystal displays (LCDs). Most of the Company's LCD manufacturing customers are located in Asia. Sales to international customers represented approximately 70% of the Company's total gross sales and 80% of thin film coated glass sales in the second quarter of fiscal 1998. The Company expects international sales will continue to represent a significant portion of its net sales. During fiscal 1997, the Company began selling thin film coating (PVD) equipment to FPD and other manufacturers, which sales totaled $2.8 million for fiscal 1997.

     Sales and related costs of coated glass sales are recognized when products are shipped. Historically, sales have varied substantially from quarter to quarter, and the Company expects such variations to continue. Because a significant portion of the Company's overhead is fixed in the short term, the Company's gross profit and results of operations may be adversely affected by unexpected fluctuations in sales. The Company is typically able to ship its thin film coated glass within 30 days of receipt of the order and, therefore, does not customarily have a significant long-term backlog of coated glass. Historically, the Company has experienced significant price pressure from time to time in its thin film coated glass business. While prices have been somewhat more stable recently, the Company expects continued downward pressure on its selling prices in the future, which will require continuing improvements in manufacturing efficiencies and cost reductions.

     The Company sells most of its thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers which are in yen. Gross sales in yen were approximately $4.4 million, for fiscal 1997 and $3.2 million for the first six months of fiscal 1998. The Company does not currently engage in international currency hedging transactions to mitigate its foreign exchange exposure, however, the Company does purchase raw glass from Japan which partially offsets foreign currency risks on thin film coated glass sales. The Company's purchases of raw material denominated in yen were approximately $4.6 million in fiscal 1997 and $4.4 million in the first six months of fiscal 1998. At December 27, 1997, accounts receivable denominated in yen were approximately $905,000 or approximately 15% of total accounts receivable. At December 27, 1997, accounts payable denominated in yen were approximately $2.0 million, or 29% of total accounts payable. The Company is generally paid by its customers for its yen denominated sales within approximately 15 to 30 days of the date of sale.

     Net sales of thin film coating equipment are recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. The lead time for the sale of thin film coating equipment is generally six to twelve months. The Company expects to achieve higher gross profit margins for coating equipment sales compared to the sale of thin film coated glass. To date, the Company has priced its coating equipment in U.S. dollars.

     Sales during the second quarter of fiscal 1998 were not significantly affected by economic conditions in Southeast Asia; however, the Company continues to monitor and evaluate such conditions and their potential impact on the Company's business including, but not limited to, any future impact on capital equipment expenditures and resulting impact on the Company's thin film coating equipment sales.

     Second quarter results reflected continued strong demand and sales within the Company's core thin film coated glass business. In addition, sales of thin film coating equipment increased substantially during the second quarter of fiscal 1998 over the comparable quarter of fiscal 1997. Sales of thin film coated glass were derived primarily from demand by LCD manufacturers for low information content displays used in applications such as games, watches, calculators, cell phones etc. The Company believes the demand for its thin film coated glass products is driven by the worldwide demand for products utilizing flat panel displays. The end products utilizing flat panel displays continue to proliferate. Recognition of sales of thin film coating equipment included sales to electrochromic and LCD manufacturers. Coating equipment backlog at the end of the second quarter of fiscal 1998 was $9.4 million compared to $12.7 million for the first quarter of fiscal 1998.

     The Company is in the process of initiating production on a new thin film coated glass production coating line at its new facility in Longmont (Weld County), Colorado. The initiation of production is expected to continue for the next several quarters. In addition, the Company is in the process of relocating its remaining production operations from its existing Boulder facilities to the new facility in Longmont. As previously disclosed, the Company expects this relocation will negatively impact thin film coated glass sales and operating results of the Company. The relocation is expected to be completed during the next twelve months.

RESULTS OF OPERATIONS

Three Months Ended December 27, 1997 Compared with Three Months Ended December 28, 1996

     Net Sales. Net sales increased 68.7% to $13.2 million in the second quarter of fiscal 1998 from $7.8 million in the second quarter of fiscal 1997. This reflected both strong market demand for thin film coated glass and the growth of the Company's thin film equipment business. Thin film coated glass net sales increased by 36.1% from the second quarter of fiscal 1997 to the second quarter of fiscal 1998. Thin film equipment net sales increased by 488.1% from the second quarter of fiscal 1997 to the second quarter of fiscal 1998. Sales of thin film coating equipment commenced during the first quarter of fiscal 1997.

     Gross Profit. Gross profit increased to $2.6 million in the second quarter of fiscal 1998 from $1.2 million in the second quarter of fiscal 1997. As a percentage of net sales, gross profit increased to 19.6% in the second quarter of fiscal 1998 from 15.5% in the second quarter of fiscal 1997. This improvement was due primarily to higher gross profit margins for the equipment business.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $1.1 million in the second quarter of fiscal 1998 from $642,000 in the second quarter of fiscal 1997 due to additional salaries, sales commissions, and recruiting expenses, and to increased employee profit sharing expenses. As a percentage of sales, selling, general and administrative costs were 8.4% for the second quarter of fiscal 1998 compared to 8.2% for the comparable period of fiscal 1997.

     Research and Development. Research and development expenses increased to $287,000 in the second quarter of fiscal 1998 from $115,000 in the second quarter of fiscal 1997. The increase was primarily attributable to additional staffing levels focused on advanced development projects. As a percentage of net sales, research and development expenses increased slightly to 2.2% in the second quarter of fiscal 1998 from 1.5% in the second quarter of fiscal 1997. The Company expects research and development expenditures for the current fiscal year to continue to exceed the prior year's expenditures.

     Interest Income (Expense). Net interest expense decreased to $87,000 in the second quarter of fiscal 1998 from $200,000 in the second quarter of fiscal 1997. Total borrowings were reduced to $3.2 million as of December 27, 1997 compared to $7.6 million on December 28, 1996. Proceeds from the Company's initial public offering were used to reduce indebtedness.

     Income Tax Benefit (Provision). The Company's income tax provision was $385,000 in the second quarter of fiscal 1998 compared to $79,000 in the second quarter of fiscal 1997. The effective tax rate for 1998 is expected to be approximately 34% versus 27% for fiscal year 1997. The Company benefitted in fiscal 1997 from the use of net operating loss carryforwards. No such benefits are available for fiscal 1998.

Six Months Ended December 27, 1997 Compared with Six Months Ended December 28, 1996

     Net Sales. Net sales increased 73.4% to $24.4 million in the first six months of fiscal 1998 from $14.1 million in the first six months of fiscal 1997. This reflected both strong market demand for thin film coated glass and the growth of the Company's thin film equipment business. Thin film coated glass net sales increased by 41.8% from the first six months of fiscal 1997 to the first six months of fiscal 1998. Thin film equipment net sales increased by 704.3% from the first six months of fiscal 1997 to the first six months of fiscal 1998. Sales of thin film coating equipment commenced during the first quarter of fiscal 1997.

     Gross Profit. Gross profit increased to $5.0 million in the first six months of fiscal 1998 from $2.3 million in the first six months of fiscal 1997. As a percentage of net sales, gross profit increased to 20.6% in the first six months of fiscal 1998 from 16.0% in the first six months of fiscal 1997. This improvement was due primarily to higher gross profit margins for the thin film coating equipment business.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $2.1 million in the first six months of fiscal 1998 from $1.2 million in the first six months of fiscal 1997 due mainly to additional salaries, sales commissions, recruiting expenses and increased employee profit sharing expenses. As a percentage of sales, selling, general and administrative costs were 8.6% for the first six months of fiscal 1998 compared to 8.4% for the comparable period of fiscal 1997.

     Research and Development. Research and development expenses increased to $617,000 in the first six months of fiscal 1998 from $307,000 in the first six months of fiscal 1997. The increase was primarily attributable to increased staffing levels focused on advanced development projects. As a percentage of net sales, research and development expenses increased slightly to 2.5% in the first six months of fiscal 1998 from 2.2% in the first six months of fiscal 1997. The Company expects research and development expenditures for the current fiscal year to continue to exceed the prior year's expenditures.

     Interest Income (Expense). Net interest expense decreased to $257,000 in the first six months of fiscal 1998 from $451,000 in the first six months of fiscal 1997. Total borrowings were reduced to $3.2 million as of December 27, 1997 compared to $7.6 million on December 28, 1996. Proceeds from the initial public offering were used to reduce indebtedness.

     Income Tax Benefit (Provision). The Company's income tax provision was $713,000 in the first six months of fiscal 1998 compared to $96,000 n the first six months of fiscal 1997. The effective tax rate for 1998 is expected to be approximately 34% versus 27% for fiscal year 1997. The Company benefitted in fiscal 1997 from the use of net operating loss carryforwards. No such benefits are available for fiscal 1998.

Liquidity and Capital Resources

     The Company has primarily funded its operations with cash generated from operations and with borrowings. Cash inflows provided by operating activities for the first six months of fiscal 1998 were $4.7 million, compared to $2.3 million for the corresponding period in fiscal 1997. In November and December,

1997, the Company received net proceeds of $5.2 million in connection with its initial public offering. The proceeds were used to pay down long-term debt and for working capital. As of December 27, 1997, the Company had cash and cash equivalents of approximately $2.1 million and working capital of $4.8 million. As of December 27, 1997, accounts receivable were approximately $6.0 million.

     The Company has an $11.5 million credit facility with a commercial bank which expires June 30, 2000, and includes a $3.0 million term note, and an $8.5 million line of credit. As of December 27, 1997, the Company had approximately $2.8 million outstanding on its credit facility. As expected, the Donnelly guarantee of $5.0 million has been eliminated from the credit facility.

     Capital expenditures for the six months ended December 27, 1997 were $3.8 million, compared to $40,000 for the six months ended December 28, 1996. The Company has completed the construction of its new thin film production coating line and is preparing its new facility to accommodate the move of the operations from Boulder to Longmont, Colorado. Capital expenditures for the current year are now expected to be approximately $5 million. The Company is currently negotiating the sale of its existing production facilities in Boulder.

     The Company believes that its working capital and capital resource needs will continue to be met primarily by operations, and supplemented by the existing credit facility.

Recent Financial Accounting Standards Board Statement

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 is effective for fiscal years ending after December 15, 1997; early adoption is not permitted. SFAS 128 replaces primary and fully diluted EPS with basic and diluted earnings per share, respectively. Under SFAS 128, net income (loss) per share for the periods presented would be as follows:

                               Three Months Ended                                    Six Months Ended
                      December 28,              December 27,               December 28,              December 27,
                          1996                      1997                      1996                      1997
                       -----------              -----------                ----------                -------
Basic                     $0.07                    $0.25                       $0.09                    $0.48
Diluted                    0.07                     0.23                        0.09                     0.45

                                     PART II
                                OTHER INFORMATION


ITEM 2 - Changes in Securities and Use of Proceeds

     Use of Proceeds. The Company registered 2,185,000 shares of common stock of the Company (the "Common Stock") pursuant to a Registration Statement on From S-1 which was effective on November 19, 1997. The Securities and Exchange file number for the registration was 333-35331. The offering date for the Common Stock was November 21, 1997 and the offering terminated after the sale of 2,125,000 of the shares offered (including 225,000 of the shares offered to cover overallotments). Of the total shares sold in the offering, 676,439 shares were sold by the Company and the remainder by selling shareholders. Managing underwriters for the offering were Needham & Company, Inc. and D.A. Davidson & Co. In connection with the offering, the Company incurred actual expenses of $402,481 for the offering underwriting discount and approximately $145,000 for other expenses. Donnelly Corporation which, prior to the offering, owned 50% of the shares of outstanding Common Stock, agreed to and did pay most of the expenses of the offering other than the underwriting discount on the shares of stock sold by the Company and miscellaneous expenses of the Company. Donnelly sold all of its shares in the offering.

     The net offering proceeds to the Company after deducting expenses were $5.2 million. The net proceeds of the offering have been applied as follows:

          1. Repayment of indebtedness in the amount of $3.1 million.

          2. The remainder of the net offering proceeds were placed in short-term investments to be utilized for working capital requirements.

ITEM 4 - Submission of Matters to a Vote of Security Holders

     The annual meeting of the Company's shareholders was held on October 7, 1997. The following directors were unanimously elected to the terms indicated.

         Board Members                          Year Term Expires

         Dwane Baumgardner                           1999
         John S. Chapin                              1998
         C. Richard Condon                           2000
         James A. Knister                            2000
         Chad D. Quist                               1999
         Cecil Van Alsburg                           1998

ITEM 5 - Other Information

The Company originally entered into a lease for its new production facility in Longmont, Colorado on June 26, 1997. Under the lease, the Company had an option to purchase the building at an agreed upon price. On January 30, 1998 the Company entered into a new lease with a third party whereby the purchase option was assigned to the third-party lessor which re-leased the building to the Company under a new lease agreement. The Company received approximately $840,000, representing the difference between the purchase option price and the fair market value of the building.

ITEM 6 - Exhibits and Reports on Form 8-K

     a. Exhibits

        Exhibit No.    Description

        10.9 Lease Agreement dated January 30, 1998, between 9586 East Frontage Road Longmont, CO 80504 LLC and Registrant

        27             Financial Data Schedule (EDGAR filing only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                 APPLIED FILMS CORPORATION



                                 /s/ Cecil VanAlsburg
Date: February 9, 1998           Cecil VanAlsburg
                                 Chairman, Chief Executive Officer and President


                                 /s/ Thomas D. Schmidt
Date: February 9, 1998           Thomas D. Schmidt
                                 Chief Financial Officer

                                 LEASE AGREEMENT

                                    LANDLORD

             9586 I-25 EAST FRONTAGE ROAD LONGMONT, CO 80504 L.L.C.

                                       and

                                     TENANT

                            APPLIED FILMS CORPORATION

                                January 30, 1998




Document No. 121161 ver. 1

                                 LEASE AGREEMENT

                                TABLE OF CONTENTS

1.       The Premises                                                         1

2.       Term                                                                 2

         (a)      Generally                                                   2

         (b)      Possession; Construction                                    2

         (c)      Lease Year                                                  2

3.       Rent                                                                 2

         (a)      Basic Rent                                                  2

         (b)      Increases in Basic Rent                                     3

         (c)      Operating Costs and Taxes                                   3

         (d)      Landlord's Right to Pay                                     6

         (e)      Demand; Time; Place                                         6

4.       Use of Premises                                                      6

         (a)      Permitted and Prohibited Uses                               6

         (b)      Licenses and Permits                                        7

         (c)      Prohibited Materials; Property and Activity                 7

         (d)      Requirements of Law - Fines and Penalties                   8


Document No. 121161 ver. 1

5.       Assignment, Mortgaging and Subletting                                8

6.       Maintenance of the Premises                                          9

         (a)      Obligations of Tenant                                       9

         (b)      Damage to Premises                                          9

7.       Tenant Alterations                                                   9

         (a)      Alterations                                                 9

         (b)      Mechanic's Liens                                           10

         (c)      Indemnification                                            11

8.       Signs                                                               11

9.       Fixtures, Equipment and Improvements                                12

10.      Access to Premises                                                  12

11.      Insurance                                                           12

         (a)      Required Insurance                                         12

         (b)      Policies of Insurance                                      13

         (c)      Waiver of Subrogation                                      14

12.      Services and Utilities                                              14

13.      Liability of Landlord                                               14

         (a)      No Liability.                                              14



Document No. 121161 ver. 1

         (b)      Indemnity                                                  15

14.      Rules and Regulations                                               15

15.      Damage; Condemnation                                                16

         (a)      Damage to the Premises                                     16

         (b)      Condemnation                                               17

16.      Default of Tenant                                                   17

         (a)      Events of Default                                          17

         (b)      Landlord's Remedies                                        18

         (c)      Attorneys' Fees; Waiver                                    19

         (d)      Right of Landlord to Cure Tenant's Default                 20

         (e)      Late Payment                                               20

         (f)      Waiver of Redemption                                       21

         (g)      Landlord's Remedies Not Exclusive                          21

17.      End of Term - Abandoned Property                                    21

         (a)      Tenant's Obligations                                       21

         (b)      Holding Over                                               22

18.      Security Deposit                                                    22

         (a)  Generally                                                      22




Document No. 121161 ver. 1

         (b)  Transfer of Landlord's Interest                                23

19.      Quiet Enjoyment                                                     23

20.      Purchase Option                                                     24

         (a)  Grant of Option                                                24

         (b)  Tenant's Intention                                             24

         (c)  Purchase Price                                                 24

         (d)  Exercise of Option                                             24

         (e)  Deposit                                                        25

         (f)  Settlement                                                     25

         (g)  Substantial Compliance                                         25

         (h)  Closing Obligations                                            25

         (i)  Discharge of Liabilities                                       26

         (j)  Termination of Lease Upon Purchase                             27

21.      Renewal Option                                                      27

22.      Miscellaneous                                                       29

         (a)      No Representations by Landlord                             29

         (b)      No Partnership                                             29

         (c)      Brokers                                                    29




Document No. 121161 ver. 1

         (d)      Estoppel Certificate                                       29

         (e)      Waiver of Jury Trial                                       30

         (f)      Liability                                                  30

         (g)      Bills and Notices                                          30

         (h)      Invalidity of Particular Provisions                        31

         (i)      Gender and Number                                          31

         (j)      Benefit and Burden                                         31

         (k)      Subordination                                              31

         (l)      Financing Statements                                       32

         (m)      Entire Agreement                                           33

         (n)      Captions, Etc.                                             33

         (o)      Governing Law                                              33

         (p)      Rezoning of Easement Area                                  33

         (q)      Termination of Original Lease                              34

Exhibits

Exhibit A - Description of Land                                              37

Exhibit B - The Remaining Improvements                                       38

Exhibit B-1 - Exception List to the Construction Drawings
              Dated June 3, 1997                                             39




Document No. 121161 ver. 1

                                 LEASE AGREEMENT

     THIS LEASE AGREEMENT (this "Lease") is made and entered into, effective for all purposes and in all respects, as of the 30th day of January, 1998 by and between (i) 9586 I-25 EAST FRONTAGE ROAD LONGMONT, CO 80504 L.L.C., a Delaware limited liability company ("Landlord") and (ii) APPLIED FILMS CORPORATION, a Colorado corporation ("Tenant").

                                    RECITALS

     A. Landlord is the owner of that certain building located at 9586 I-25 East Frontage Road, Longmont, Colorado (the "Building"), which is situated on certain land more fully and legally described in Exhibit A attached hereto, and made a part hereof (the "Land").

     B. Tenant and Landlord desire to enter into a lease whereby Tenant shall lease from Landlord the entire Land and the Building (the "Premises"); and Landlord shall lease the Premises to Tenant upon the terms, conditions, covenants and agreements set forth herein.

                                    AGREEMENT

     NOW, THEREFORE, in consideration of the foregoing Recitals, which the parties hereto expressly acknowledge and agree constitute a substantive part of this Lease, of the mutual promises set forth herein and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, plus Ten Dollars ($10.00) in hand paid by each party to the other, receipt thereof hereby being acknowledged, the parties hereto, intending legally to be bound, hereby agree as follows:

     1. The Premises. Landlord hereby leases to Tenant and Tenant hereby leases from Landlord, for the Term (hereinafter defined) and upon the terms, conditions, covenants and agreements hereinafter provided, the Premises, subject to any and all covenants, easements and restrictions of record. It is understood and agreed that Landlord will not make, and is under no obligation to make, any structural, nonstructural or other alterations, decorations, additions or improvements of any kind or nature in or to the Premises.

     2. Term.

          (a) Generally. Subject in all respects to the terms and provisions of this Lease, the term of this Lease (the "Term") shall be for a period of fifteen (15) years commencing on January 30, 1998 (the "Lease Commencement Date") and expiring at midnight on January 31, 2013 (the "Lease Expiration Date"), subject to Tenant's renewal option set forth in Paragraph 21 hereof.

          (b)  Possession;  Construction.  It  is  understood  and  agreed  that
     Landlord shall deliver the Premises to Tenant on the Lease Commencement Date in "as-built", "as-is" condition. Landlord makes no representations or warranties, express or implied, including without limitation, as to the condition or manner of construction, any implied warranties of merchantability or fitness for a particular purpose, with respect to the Premises or any improvements, fixtures or equipment located thereon. Landlord shall have no obligation to maintain, improve or make repairs, alterations, additions or replacements to the Premises. Tenant assumes all risks resulting from any present or future latent or patent defects in the Premises or from the failure of the Premises to comply with all legal requirements. Landlord hereby assigns to Tenant all of Landlord's right, title, and interest in and to all warranties, if any, on the improvements, fixtures or equipment developed within the Building.

          (c) Lease Year. The term "Lease Year" as used herein shall mean and refer to the twelve (12)-month period beginning on the Lease Commencement Date and each anniversary date thereof.

     3. Rent. Tenant shall pay as rent for the Premises the following amounts (each of which amounts shall be considered rent and all of which are collectively referred to herein as "Rent"):

          (a) Basic Rent. Tenant shall pay, by good check or wire transfer to an account designated by Landlord, as basic rent (the "Basic Rent") hereunder for the first (1st) Lease Year during the Term the amount of Eight Hundred Four Thousand Sixty- eight and 76/100 Dollars ($804,068.76), payable in equal monthly installments of Sixty- seven Thousand Five and 73/100 Dollars ($67,005.73), in advance. If the Term of this Lease begins on a date other than on the first day of a month, Basic Rent from such date until the first day of the following month shall be prorated at the rate of one-thirtieth (1/30th) of the monthly installment of Basic Rent for each day, payable in advance.

          (b) Increases in Basic Rent.

     Commencing on the first day of the second Lease Year, and on the first day of each subsequent Lease Year (the "Adjustment Date"), the Basic Rent shall be increased by (i) one and one-half percent (1 1/2%) plus (ii) one-half (1/2) of the increase in the Consumer Price Index (as hereinafter defined) computed by multiplying the most recent year's Basic Rent (as therefore increased hereunder) by a fraction, the numerator of which shall be the difference between the Consumer Price Index most recently published prior to the Adjustment Date in question and the Consumer Price Index most recently published as of the date which is one year prior to said Adjustment Date in question and the denominator of which shall be the Consumer Price Index published one year prior to said Adjustment Date in question. In no event shall the annual Basic Rent for the second or any subsequent Lease Year exceed one hundred and five percent (105%) or be less than one hundred one and one half percent (101 1/2%) of the Basic Rent for the prior Lease Year. For purposes hereof, the "Consumer Price Index" shall mean the Consumer Price Index for Urban Wage Earners and Clerical Workers, U.S. City Average (All Items, 1982- 84=100) promulgated by the Bureau of Labor Statistics of the United States Department of Labor if the Consumer Price Index is changed so that a base year other than 1982-84 is used, the Consumer Price Index used herein shall be converted in accordance with the conversion factor published by the Bureau of Labor Statistics of the Department of Labor, if the Consumer Price Index shall be the successor index adopted by the Bureau of Labor Statistics or, if none, Landlord shall have the right to select and substitute another similar index. Commencing on the first Adjustment Date and on each Adjustment Date thereafter, the monthly Basic Rent shall be increased by one-twelfth (1/12th) of such adjustment.

          (c) Operating Costs and Taxes.

               (i) Tenant agrees to pay to the party entitled thereto, when due, each and every cost and expense of every kind and nature for the payment of which Landlord is or shall or may become liable by reason of its estate or interest in the Premises, or by reason of any rights or interests of the Landlord in or under this Lease or by reason of or in any manner connected with the maintaining, managing, leasing, operating, repairing, replacing, improving and using the Premises, including without limitation, the cost of maintaining, repairing, replacing or improving all service pipes, electric, gas and water lines, and sewer mains, all utility charges incurred in operating the Premises, all costs incurred in maintaining, operating, repairing and replacing the roof, exterior walls of the Building and all Building systems, including the HVAC, plumbing, mechanical, electrical, sprinkler and life safety systems, the cost of maintaining, operating, repairing, replacing and repaving the parking areas, gardening and landscaping, water, sewer and gas charges, lighting, security, sanitary control, extermination, removal of ice, snow, trash, rubbish, garbage and other refuse, cleaning, directional signs, pavement markings, depreciation on machinery, equipment and furnishings used in such operation and maintenance, the cost of personnel to implement such services, and to secure the Premises, insurance, and all other fees, charges, expenses, reimbursements and obligations of every kind and nature that are necessary or proper to the operation, improvement and maintenance of the Premises. Tenant shall, within five (5) days after Landlord's request, deliver to Landlord satisfactory evidence of current payment of such water or sewer charges or insurance premium or charge by Tenant. Notwithstanding the foregoing, Tenant shall not be required to pay the following costs and expenses: (A) depreciation on the Improvements;
          (B) interest on and amortization of the debts of Landlord; (C) refinancing costs of the debts of Landlord; and (D) any of the costs and expenses described hereinabove to the extent such costs or expenses are reimbursed or paid directly by an insurance company, condemnor or any other third party.

               (ii) Tenant agrees that it will pay and discharge, punctually at and when the same shall become due and payable without penalty, fine, late charge or interest, all real estate taxes, personal property taxes, privilege taxes, excise taxes, business and occupation taxes, gross sales taxes, occupational license taxes, assessments (including, but not limited to, assessments for public improvements or benefits) and all other governmental impositions and charges of every kind and nature whatsoever, whether or not now customary or within the contemplation of the parties hereto and regardless of whether the same shall be extraordinary or ordinary, general or special, unforeseen or foreseen, or similar or dissimilar to any of the foregoing (each such tax, assessment and other governmental imposition and charge which Tenant is obligated to pay hereunder being hereinafter called a "Tax"), which, at any time during the Term hereof, shall be or become due and payable and which: (A) shall be levied, assessed or imposed upon or against the Premises or any portion thereof, or any interest of Landlord therein or under this Lease; or (B) shall be or become liens upon or against the Premises or any portion thereof, or any such interest of Landlord therein, or under this Lease; or (C) shall be levied, assessed or imposed upon or against Landlord by reason of any actual or asserted engagement by Landlord, directly or indirectly, in any business, occupation or other activity in connection with the Premises or any portion thereof; or (D) shall be levied, assessed or imposed upon or against, or which shall be measured by, any rents or rental income, as such, payable to or on behalf of Landlord, in connection with the Premises or any portion thereof, or any interest of Landlord therein; under or by virtue of any present or future law, statute, ordinance, regulation or other requirement of any governmental authority whatsoever, whether federal, state, county, city, municipal or otherwise. Tenant covenants to furnish to Landlord, within fifteen
          (15) days after the last date when any Tax must be paid by Tenant, official receipts of the appropriate taxing authority or other proof satisfactory to Landlord, evidencing the payment thereof. Notwithstanding the foregoing, it is expressly understood and agreed that Tenant shall not be required to pay any of the following taxes or governmental impositions which shall be imposed against Landlord by any governmental authority, whether federal, state, county, city, municipal, or otherwise: (I) any estate, inheritance, succession, transfer, or gift tax which may be imposed upon or with respect to any transfer (other than a conveyance by the Landlord to the Tenant pursuant to the provisions of paragraph 20 hereof) of Landlord's interest in the Premises; (II) any capital stock tax or other tax imposed against Landlord for the privilege or franchise of doing business as a corporation; or (III) any income tax levied upon or against the income of Landlord, including any rental income derived by Landlord from the Premises.

               (iii) Notwithstanding anything to the contrary herein contained, if Tenant deems any tax excessive or illegal, Tenant may, subject to compliance with the State of Colorado, Weld County, and all other applicable laws, defer payment thereof to the appropriate taxing authority and pay such taxes into an escrow account reasonably approved by Landlord so long as the validity or the amount thereof is contested by Tenant with diligence and in good faith; provided that, if at any time payment of the whole of such tax and any penalties or interest thereon shall become necessary to prevent a tax sale conveying the Premises or any portion thereof because of nonpayment, then Tenant shall pay the same from such escrow account and any other necessary sources in sufficient time to prevent delivery of such tax deed. Tenant, in the name of the Landlord or of Tenant, or both, may contest the validity or amount of any tax, whether before or after payment, and Landlord agrees that it will reasonably cooperate with Tenant in any such contest to such extent as Tenant may reasonably request; however, Landlord shall not be subject to any liability for the payment of any costs, expenses, penalties or late charges in connection with any such proceeding. Tenant shall be entitled to any refund of any such tax and penalties or interest thereon which have been paid by Tenant. The certificate, advice or bill regarding the nonpayment of any such tax of the appropriate official designated by law to make or issue the same or to receive payment of any such tax, shall be prima facie evidence that such tax was due and unpaid at the time of the making or issuance of such certificate, advice or bill.

               (iv) It is the purpose and intent of Landlord and Tenant that the Basic Rent payable hereunder shall be absolutely net to Landlord, so that this Lease shall yield, net to Landlord, the Basic Rent due pursuant to this Lease.

          (d) Landlord's Right to Pay. If Tenant fails to pay any operating costs or Taxes described in paragraph 3(c) above when due and Landlord reasonably believes that Landlord must pay such cost or Tax in order to protect Landlord's interest in the Premises, Landlord may pay the cost or Tax on behalf of Tenant, and the amount paid shall become Rent due under this Lease and shall be due and payable by Tenant to Landlord within ten
     (10) days of demand. Tenant's failure to pay such amounts within the periods specified above shall entitle Landlord to the same remedies it has upon Tenant's failure to pay Rent.

          (e) Demand; Time; Place. Each of the foregoing amounts of Rent payable pursuant to the provisions of this Lease shall be paid to Landlord without demand and without deduction, set-off or counterclaim on the first (1st) day of every month (or at such other time provided pursuant to the provisions hereof) during the Term of this Lease. If Landlord shall at any time or times accept Rent after it shall become due and payable, such acceptance shall not excuse a delay upon subsequent occasion, or constitute, or be construed as, a waiver of any or all of Landlord's rights hereunder. The term "Rent" shall mean all Basic Rent and all other charges and sums due Landlord under this Lease. Rent shall be made payable to Landlord, at 1666 K Street, N.W., Suite 900, Washington, D.C. 20036 Attn:
     Donna Natale, or to such other party or at such other address as Landlord may designate from time to time by written notice to Tenant.

     4. Use of Premises.

          (a) Permitted and Prohibited Uses. Tenant will use and occupy the Premises solely for the purpose of manufacturing, warehousing, production, assembly, office uses and such other lawful uses approved by Landlord, such approval not to be unreasonably withheld, conditioned or delayed. Tenant shall not use, or suffer or permit the use or occupancy of, or suffer or permit anything to be done in or anything to be brought into or kept in or about the Premises or any part thereof (i) which would violate any of the covenants, agreements, terms, provisions and conditions of this Lease or otherwise applicable to or binding upon the Premises (and set forth in Landlord's Title Insurance Policy, a copy of which shall be provided to Tenant); (ii) for any unlawful purposes or in any unlawful manner; (iii) which, in the reasonable judgment of Landlord shall in any way (A) impair the appearance or quality of the Premises, or (B) permit any nuisance or illegal activity of any kind in the Premises. Tenant shall comply with all present and future laws, ordinances, regulations and orders of the United States of America, the State of Colorado, County of Weld, and any other public or quasi-public authority having jurisdiction over the Premises, including all building restrictions, zoning ordinances and building codes. Tenant represents and warrants to Landlord that Tenant has entered into this Lease entirely for a business or commercial purpose and warrants that it shall not use the Premises for any residential purposes.

          (b) Licenses and Permits. Tenant will obtain any and all permits, licenses and certificates for the use or occupancy of the Premises by Tenant. It is expressly understood and agreed that if any future law, ordinance, regulation, or order requires a new certificate of occupancy for the Premises, Tenant will obtain such certificate at Tenant's own expense. If any governmental license, permit, registration or approval shall be required for the proper and lawful conduct of Tenant's business, and if the failure to secure such license, permit, registration or approval would in any way affect Landlord, the Premises or Tenant's ability to perform any of its obligations under this Lease, Tenant, at Tenant's expense, shall duly procure and thereafter maintain such license, permit, registration or approval and submit the same to Landlord. Tenant, at Tenant's expense, shall at all times comply with the terms and conditions of each such license, permit, registration or approval. Tenant shall furnish all data and information to governmental authorities and Landlord as reasonably requested in accordance with legal, regulatory, licensing or other requirements as they relate to Tenant's use or occupancy of the Premises.

          (c) Prohibited Materials; Property and Activity. Tenant shall not bring or permit to be brought or kept in or on the Premises any inflammable, combustible or explosive fluid, material, chemical or substances in violation of any applicable laws. Tenant shall not use the Premises, intentionally or unintentionally, for the storage, deposit, disposal, treatment, handling or recycling of any toxic, dangerous or hazardous substances or materials in violation of any applicable laws. Tenant shall not bring or permit to be brought or kept in or on the Premises any asbestos, PCBs or PCB equipment. Tenant shall not undertake any activity or circumstances on or related to the Premises which would subject Tenant or Landlord to damages, penalties, injunctive relief, or clean-up costs under any Federal, state or local statute, ordinance, or regulation, or common law theory respecting toxic, dangerous, or hazardous substances or materials. If Tenant breaches the obligations stated in this paragraph 4(c), then Tenant shall indemnify, defend and hold Landlord, its directors, officers, partners, agents and employees, harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses

     (including without limitation, diminution in value of the Premises, damages for the loss or restriction on use of rentable or usable space or of any amenity of the Premises, damages arising from any adverse impact on marketing of space, and sums paid in settlement of claims, attorneys' fees, consultant fees and expert fees) which arise during or after the Term as a result of such contamination. This indemnification of Landlord by Tenant includes without limitation, costs incurred in connection with any investigation of site conditions or any clean-up, remedial, removal or restoration work required by any Federal, state or local government agency or political subdivision. This indemnity shall survive the termination of this Lease.

          (d) Requirements of Law - Fines and Penalties. Tenant at its sole expense shall comply with all laws, rules, orders and regulations, including without limitation, the Americans with Disabilities Act, of Federal, State of Colorado, County of Weld and other authorities and with any direction of any public officer or officers, pursuant to law, which shall impose any duty upon Landlord or Tenant with respect to, or arising out of, Tenant's use or occupancy of the Premises. Tenant shall reimburse and compensate Landlord for all expenditures made by, or damages or fines sustained or incurred by, Landlord due to nonperformance or noncompliance with or breach or failure to observe any item, covenant, or condition of this Lease upon Tenant's part to be kept, observed, performed or complied with. If Tenant receives notice of any violation of law, ordinance, order or regulation applicable to the Premises, it shall give prompt notice thereof to Landlord.

     5. Assignment, Mortgaging and Subletting.

     Tenant covenants and agrees that neither this Lease nor the Term and estate hereby granted, nor any interest herein or therein or in Tenant, directly or indirectly, will be assigned, mortgaged, pledged, encumbered or otherwise transferred, voluntarily, by operation of law or otherwise, and that neither the Premises, nor any part thereof, will be encumbered in any manner by reason of any act or omission on the part of Tenant, or, used or occupied, or permitted to be used, or occupied, by anyone other than Tenant, or for any use or purpose other than as stated in paragraph 4(a), or be sublet, or offered or advertised for subletting, without the prior written consent of Landlord, such consent not to be unreasonably withheld, conditioned or delayed. It is expressly understood and agreed that in the event Landlord gives its consent to any assignment or subletting, such assignment or subletting shall not relieve Tenant of liability for the performance of all obligations and payment of all amounts due under this Lease. There is no requirement upon Landlord to institute, pursue or exhaust any remedy against any assignee or subtenant prior to the enforcement by Landlord of any obligation under this Lease against Tenant.

     6. Maintenance of the Premises.

          (a) Obligations of Tenant. Tenant will, at its sole cost and expense, keep, maintain, operate and repair the Premises and the improvements, fixtures and equipment therein in a clean, safe and sanitary condition, in good repair, and will suffer no waste or injury thereto. As used herein, the term "repair" shall include replacements. In addition, Tenant will, at its sole cost and expense, make all repairs, alterations, and improvements in and to the Premises which may at any time, and from time to time, be required by any governmental authority. Tenant will, at the Lease Expiration Date or other termination of the Term of this Lease, surrender the same, broom clean, in the same order and condition in which they are on the Lease Commencement Date or the date of installation with respect to any subsequently installed improvements, fixtures, or equipment, ordinary wear and tear excepted. Tenant shall be permitted to remove from the Premises at the Lease Expiration Date or the termination of the Term of this Lease all of its personal property, equipment, fixtures, Alterations (hereinafter described), special construction items and all other improvements to the Premises except only those items more particularly described in Exhibit B attached hereto (the "Remaining Improvements"). Tenant shall, at its sole cost and expense, promptly repair any damage to the Premises caused by its installation or removal of said property.

          (b) Damage to Premises. All damage or injury to the Premises or to any part thereof, or to its fixtures, equipment and appurtenances, whether requiring structural or nonstructural repairs, shall be repaired promptly, at Tenant's sole cost and expense, by Tenant in accordance with paragraph 7 hereof. If Landlord gives Tenant written notice that Tenant will be required to make any such repairs and Tenant fails within ten (10) days of the giving of such notice to proceed with due diligence to make the required repairs, the same may be made by Landlord, in which event all reasonable expenses incurred by Landlord therefor shall be paid by Tenant to Landlord within ten (10) days thereof as additional Rent.

     7. Tenant Alterations.

          (a) Alterations. Tenant will not make or permit anyone to make any alterations, additions or improvements (collectively "Alterations") in or to the Premises, without the prior written consent of Landlord, not to be unreasonably withheld. The above notwithstanding, Landlord's consent shall not be required unless the Alteration adversely affects the structural components of the Building (i.e., exterior walls, interior load-bearing walls, foundation and roof) or adversely affects the mechanical, electrical, HVAC or plumbing systems of the Premises, and, in either instance, cost in excess of Seventy-Five Thousand Dollars ($75,000.00) per Alteration. Subject to the provisions of the preceding sentence, Tenant may make alterations and improvements to complete the installation of Tenant's production and operating equipment. For purposes hereof, an Alteration will be deemed to have an adverse affect if it causes damage that is not readily repairable. All Alterations done by Tenant shall be at its sole expense and shall at all times comply with (i) laws, rules, orders and regulations of governmental authorities having jurisdiction thereof; (ii) orders, rules and regulations of any Board of Fire Underwriters, or any other body hereafter constituted exercising similar functions, and governing insurance rating bureaus; (iii) Rules and Regulations, if any, of Landlord; and (iv) the plans and specifications, if any, submitted to Landlord for approval. All Alterations shall be performed in a first-class good workmanlike manner. No installations or work shall be undertaken or begun by Tenant for Alterations requiring Landlord's consent until (A) Landlord has approved written plans and specifications therefor;
     (B) Tenant has made provision for either written waivers of liens from all contractors, laborers and suppliers of materials for such installations or work, the filing of lien bonds on behalf of such contractors, laborers and suppliers, or other appropriate protective measures reasonably approved by Landlord and (C) Tenant has obtained all governmental and other agency permits and approvals therefor. No amendments or additions to such plans and specifications shall be made without the prior written consent of Landlord, which consent shall not be unreasonably withheld, conditioned or delayed. Tenant's contractors shall carry builder's risk insurance, comprehensive general liability insurance, contractual liability coverage, completed operations coverage and broad form property damage endorsement in amounts then customarily carried by prudent contractors as well as workers' compensation or similar insurance in form and amounts required by law, and Tenant shall provide Landlord with copies or certificates thereof.

          (b) Mechanic's Liens. If, notwithstanding the foregoing, any mechanic's or materialman's lien is filed against the Premises or any part thereof for work claimed to have been done for or on behalf of, or materials claimed to have been furnished to or on behalf of, Tenant, whether before or after the date hereof or the inception of the Term, such lien shall be discharged by Tenant within ten (10) days thereafter, at Tenant's sole cost and expense, by the payment thereof or by filing any bond required by law. If Tenant shall fail to discharge any such mechanic's or materialman's lien, Landlord may, at its option, discharge the same and treat the cost thereof as additional Rent payable within five (5) days thereof; it being hereby expressly covenanted and agreed that such discharge by Landlord shall not be deemed to waive or release the default of Tenant in not discharging the same. It is understood and agreed that in the event Landlord shall give its written consent to Tenant's making any such Alterations, such written consent shall not be deemed to be an agreement or consent by Landlord to subject Landlord's interest in the Premises to any mechanic's or materialman's liens which may be filed in respect of any such Alterations made by or on behalf of Tenant and not on behalf of Landlord. In addition, Tenant agrees hereby to: (i) indemnify, defend and hold Landlord harmless from and against any mechanic's or materialman's lien or any other claim made with respect to any work claimed to have been done, or materials claimed to have been furnished, for or on behalf of Tenant in connection with the Premises before the date hereof or before the inception of the Term; and (ii) execute and deliver to Landlord's title insurance company an affidavit and indemnity with respect to such matters so as to enable such title insurance company to remove from Landlord's title insurance policy any exception for unfiled mechanic's or materialman's liens as a result of work done or materials furnished on Tenant's behalf in connection with the Premises before the date hereof or before the inception of the Term.

          (c) Indemnification. Tenant will defend, indemnify and hold Landlord harmless from and against any and all expenses, liens, claims or damages to person or property which arise directly or indirectly by reason of the making of any such Alterations by Tenant or its agents. If any such Alteration is made without the prior written consent of Landlord (where such consent is required under this Lease), Landlord may correct the same, and any and all expenses incurred by Landlord in the performance of this work shall be additional Rent payable by Tenant within five (5) days of notice to Tenant that such amount is due. All Alterations in or to the Premises made by Tenant (except those that constitute Remaining Improvements and those which are not readily capable of removal without causing damage to the Premises which would not be readily repairable) shall be removed by Tenant at the Lease Expiration Date or the termination of the Term of this Lease, and Tenant shall repair, at its cost, all damage resulting from such removal. If such property of Tenant is not removed by Tenant prior to the expiration or termination of this Lease, the same shall become the property of Landlord and shall be surrendered with the Premises as a part thereof at the end of the Term.

     8. Signs. No sign, advertisement or notice of any kind shall be placed or erected upon the exterior or interior of the Premises, other than those signs and advertisements existing on the Lease Commencement Date, without Landlord's prior written consent, such consent not to be unreasonably withheld. Tenant shall be responsible solely for all costs and expenses with respect to the placement, erection, maintenance and removal of such signs.

     9. Fixtures, Equipment and Improvements. All fixtures, equipment, Alterations, improvements and appurtenances attached to or built into the Premises prior to or during the Term shall be removed by Tenant during or at the end of the Term (unless same constitute Remaining Improvements) upon the condition that such removal shall not damage the Premises and that the cost of repairing any damage to the Premises arising from installation or such removal shall be paid by Tenant.

     10. Access to Premises. Tenant shall (i) upon prior notice (except that no notice shall be required in emergency situations), permit Landlord and any mortgagee of the Premises or of the interest of Landlord therein, and their representatives, to have access to, and to enter upon, the Premises at all reasonable hours for the purposes of inspection or of complying with all laws, orders and requirements of governmental or other authority or of exercising any right of Landlord under this Lease, including but not limited to, any inspection by Landlord, or its agents or representatives, for the compliance by Tenant with all applicable environmental laws, orders and requirements with respect to the Premises; and (ii) permit Landlord, at reasonable times, to show the Premises during ordinary business hours to any existing or prospective mortgagee, lessee, purchaser, or assignee of any mortgage, of the Premises or of the interest of Landlord therein. In the event of an emergency (which constitutes a threat of imminent injury or damage to person or property), and if Tenant shall not be personally present to open and permit an entry into the Premises at any time when for any reason an entry therein shall be necessary, Landlord or Landlord's agents may enter the same by a master key, or may forcibly enter the same, without rendering Landlord or such agents liable therefor, and without in any manner affecting the obligations and covenants of this Lease.

     11. Insurance.

          (a) Required Insurance. Throughout the Term of this Lease, Tenant shall maintain the following insurance coverage:

               (i) Commercial general liability insurance with a combined single limit, for injury, including death and extended bodily injury coverage, to any person or persons and for property damage, in an amount not less than Five Million Dollars ($5,000,000);

               (ii) All Risk casualty and property damage insurance insuring the Premises and the improvements, fixtures, equipment, furniture and all other personal property of Tenant in the Premises in an amount not less than the full insurable replacement cost, with endorsements for changes in building laws and ordinances and increased cost of construction, with deductibles reasonably acceptable to Landlord;

               (iii)  Worker's   compensation  or  similar  insurance  affording
          statutory coverage and containing statutory limits;

               (iv) Rental loss insurance naming Landlord as insured in an amount sufficient to pay Landlord Basic Rent, Taxes, insurance premiums, operating costs and all other additional Rent for a period of twelve (12) months;

               (v) If not covered by Tenant's property damage insurance, broad form boiler and machinery insurance covering all boilers or other pressure vessels, machinery and equipment located in, or about the Premises and insurance against loss of occupancy or use arising from any such breakdown in an amount equal to 100% of the actual replacement cost thereof (without taking into account depreciation), with such deductibles acceptable to Landlord; and

               (vi) Business income interruption insurance containing coverage after physical loss to the Premises and Tenant's property therein for a period of at least twelve (12) months.

Unless otherwise specified herein, such Tenant's insurance shall insure the interests of both Landlord and Tenant as their respective interests may appear from time to time and shall name Landlord as an additional insured or loss payee, as determined by Landlord, unless expressly provided otherwise herein.

          (b) Policies of Insurance. Such insurance shall be effected with insurers having a general policy rating of A or better and a financial class of VII or better as rated by A.M. Best Company, Inc., and authorized to do business in the State of Colorado under valid and enforceable policies. Such insurance shall provide that it shall not be canceled or modified without at least thirty (30) days' prior written notice to each insured named therein. Tenant shall deliver to Landlord on the Lease Commencement Date and not less than thirty (30) days prior to the expiration date of each expiring policy, certificates of such policies described in paragraph 11(a) hereof setting forth in full the provisions thereof and issued by such insurers, together with evidence satisfactory to Landlord of the payment of all premiums for such policies. Further, upon the request of Landlord, any secured party with a lien upon the Premises shall be named as an additional insured and shall receive from Tenant a certificate of each such policy.

          (c) Waiver of Subrogation. Tenant shall procure an appropriate clause in, or endorsement on, any insurance policies covering the Premises and personal property, fixtures and equipment located thereon and therein, or otherwise required by this Lease, pursuant to which the insurance companies waive subrogation and consent to a waiver of right of recovery. Tenant hereby agrees that it will not make any claim against, or seek to recover from Landlord, or its partners, for any loss, cost, liability, expense or damage to its property or the property of others or to any person resulting from any perils covered by any insurance required or permitted under this Lease.

     12. Services and Utilities. It is understood and agreed that Landlord shall have no obligation to furnish any services or utilities to Tenant whatsoever. Tenant agrees to pay or cause to be paid all charges for gas, water, sewer, electricity, light, heat, power, telephone or other communication service or other utility or service used, rendered or supplied to, upon or in connection with the Premises throughout the Term, and to indemnify Landlord and save it harmless against any liability or damages on such account.

     13. Liability of Landlord.

          (a) No Liability. Neither Landlord nor any of its partners or members shall be liable to Tenant, its directors, stockholders, employees, agents, contractors, business invitees, licensees, customers, clients, family members, guests, or any other person claiming under or through Tenant, for any damage, compensation or claim arising from the necessity of repairing any portion of the Premises, the interruption in the use of the Premises, accident or damage resulting from the use or operation (by Landlord, Tenant, or any other person or persons whatsoever) of elevators or heating, air-conditioning, electrical or plumbing equipment or apparatus, or the termination of this Lease by reason of the destruction of the Premises, or from any fire, robbery, theft, mysterious disappearance and/or any other casualty, for any personal injury arising from the use, occupancy and condition of the Premises or any defect in the Premises or any equipment, fixtures or machinery therein, unless caused by the gross negligence or willful misconduct of Landlord. In no event shall Landlord or its agents or employees have any liability to Tenant for lost profits or any other such consequential damages whatsoever, or for any damage caused by other occupants of the Building or any other person claiming under or through Tenant, or their agents or employees, or for any damage caused by governmental or quasi-governmental authorities or public utilities, or their agents or employees. Tenant shall not be entitled to any abatement or diminution of Rent as a result of any of the foregoing occurrences, nor shall the same release Tenant from its obligations hereunder or constitute an eviction. Any goods, property or personal effects of Tenant, its employees, agents, contractors, business invitees, licensees, customers, clients, family members or guests, stored or placed in or about the Premises shall be at their risk, and the Landlord shall not in any manner be held responsible therefor.

          (b) Indemnity. Tenant hereby agrees to defend indemnify and hold Landlord, its officers, directors, partners, agents and employees harmless from and against any cost, damage, claim, liability or expense (including reasonable attorneys' fees) incurred by or claimed against Landlord, directly or indirectly, which is occasioned by or results from (i) any default by Tenant hereunder, (ii) any act, omission, fault, negligence or misconduct on the part of Tenant, its agents, employees, contractors, invitees, licensees, customers, clients, family members and guests, (iii) any condition of the Premises, or (iv) from Tenant's use and occupancy of the Premises or in any other manner which relates to the business of Tenant. Any such cost, damage, claim, liability or expense incurred by Landlord for which Tenant is obligated to reimburse Landlord shall be deemed additional Rent due and payable within ten (10) days after notice to Tenant that payment is due. It is expressly understood and agreed that Tenant's liability under this Lease extends to the acts and omissions of any subtenant and any agent, employee, contractor, invitee, licensee, customer, client, family member and guest of any subtenant. This indemnity shall survive the termination of this Lease. Landlord hereby agrees to defend, indemnify and hold Tenant, its officers, directors, partners, agents and employees harmless from and against any cost, damage, claim, liability or expense (including reasonable attorneys' fees) incurred by or claimed against Tenant, directly or indirectly, which is occasioned by or resulting from the gross negligence or willful misconduct of Landlord.

     14. Rules and Regulations. Tenant, its agents, employees, contractors, invitees, licensees, customers, clients, family members and guests shall at all times abide by and observe the reasonable rules and regulations as may be promulgated from time to time by Landlord, with a copy sent to Tenant, for the reputation, safety, care or appearance of the Premises ("Rules and Regulations"). Such Rules and Regulations shall not be inconsistent with the provisions of this Lease.

     15. Damage; Condemnation.

          (a) Damage to the Premises. If the Premises shall wholly or partially be destroyed by fire, or other casualty, whereby the Premises shall be rendered untenantable in whole or in part, Tenant shall promptly (subject to the then applicable statutes, building codes, zoning ordinances, and regulations of any governmental authority) and as soon as practicable after such damage occurs (taking into account the time necessary to effectuate a satisfactory settlement with any insurance company involved and for such other delays as may result from government restrictions, controls on construction, if any, and strikes, emergencies, and other conditions beyond the control of the Landlord) repair such damage and restore the Premises to the condition which existed prior to such casualty and to a value of not less than the value of the Premises immediately prior to such casualty, regardless of the sufficiency of any such insurance proceeds made available to Tenant. The insurance proceeds shall be paid to Tenant from such insurance proceeds received by Landlord in an amount equal to the costs incurred by Tenant to restore and repair the Premises from time to time as the work progresses, in amounts equal to the cost of labor and material incorporated into and used in such work, contractor's, architect's and engineer's fees and other charges in connection therewith upon delivery to Landlord of a certificate from Tenant's architect certifying that the amounts to be paid to Tenant are in accordance with this Lease and are then due and payable by Tenant or have been paid by Tenant. If Tenant does not commence such work as hereinabove set forth within a period of ninety (90) days after the date of any partial damage or destruction or within six (6) months after the date of any total destruction of the Premises, or if the Tenant shall have commenced such work and shall fail to complete the same within a reasonable time thereafter, all insurance moneys paid or payable by such insurance companies shall be retained by Landlord. Said periods of ninety (90) days and of six (6) months referred to above shall be extended to the extent that Tenant or any of its contractors or subcontractors or materialmen are delayed or hindered by strike, riots, fire, acts of God or public enemy or inability to obtain construction materials due to war or governmental interferences, or other conditions unavoidable or beyond the control of Tenant. All such work shall be done in accordance with plans and specifications to be submitted to and approved by Landlord, such approval not to be unreasonably withheld. Tenant shall promptly give Landlord notice of any damage or destruction of the Premises. In the event that any of the insurance proceeds paid by the insurance companies to Landlord as hereinabove provided shall remain after the completion of such repairs, restoration, reconstruction or erection, the excess shall be and remain the property of Tenant. Nothing contained herein shall entitle Tenant to any abatement or diminution of Rent as a result of any such casualty.

          (b) Condemnation. If the whole or a substantial part of the Premises (or use or occupancy of the Premises) shall be taken or condemned by any governmental or quasi-governmental authority for any public or quasi-public use or purpose (including sale under threat of such a taking) so that the use and operation of Tenant's business at the Premises is materially and adversely impaired, then the terms of this Lease shall cease and terminate as of the date when title vests in such governmental or quasi-governmental authority, and the Rent shall be abated on the date when such title vests in such governmental or quasi-governmental authority. If less than a substantial part of the Premises is taken or condemned by any governmental or quasi-governmental authority for any public or quasi-public use or purpose (including sale under threat of such taking) and the use of and operation of the Premises are materially and adversely impaired, the Rent shall be adjusted equitably on the date when title vests in such governmental or quasi-governmental authority and this Lease shall otherwise continue in full force and effect and Tenant shall restore the untaken portion of the Premises so that the building and improvements thereon shall constitute an architectural whole of the same character and condition that existed immediately prior to such condemnation or taking to the extent that such condemnation proceeds are made available to Tenant to so restore. Subject to the foregoing, all condemnation proceeds shall be payable to Landlord and Tenant shall have no claim against Landlord (or otherwise) and hereby agrees to make no claim against the condemning authority for any portion of the amount that may be awarded as damages as a result of any governmental or quasi-governmental taking or condemnation (or sale under threat of such taking or condemnation) or for the value of any unexpired Term of the Lease or for loss of profits or for any other claim or cause of action (other than Tenant's leasehold improvements and moving expenses if and only if any such award to Tenant shall not reduce the award available to Landlord).

     16. Default of Tenant.

          (a) Events of Default. The following shall be "Events of Default" under this Lease:

               (i) Tenant fails timely to make any payment of Rent or other payment required under this Lease, if such failure continues for a period of five (5) business days after Landlord's written notice thereof to Tenant;

               (ii) Tenant violates or fails to perform any of the other terms, conditions, covenants or agreements herein made by Tenant, if such violation or failure continues for a period of thirty (30) days after Landlord's written notice thereof to Tenant, provided that, if such violation or failure is curable but cannot reasonably be cured within such thirty (30)-day period, Landlord shall grant Tenant an additional period of time to cure such violation or failure so long as Tenant has promptly commenced appropriate curative and is diligently pursuing such action to cure;

               (iii) A petition in bankruptcy, reorganization, composition, extension, arrangement or insolvency proceedings are filed by or against Tenant, but if filed against Tenant, Tenant shall have sixty
          (60) days from the date of filing to vacate or stay the petition;

               (iv) Tenant is adjudicated as bankrupt;

               (v) A receiver, trustee or liquidator is appointed for all or a substantial part of Tenant's property;

               (vi) Tenant makes or consents to a general assignment for the benefit of creditors; or

               (vii) Tenant becomes insolvent, as that term is defined in Title 11 of the United States Code, entitled Bankruptcy, 11 U.S.C. ss.101 et seq., or under the insolvency laws of any State, District, Commonwealth, or Territory of the United States.

          (b) Landlord's Remedies. Should an Event of Default occur under this Lease, Landlord may pursue any or all of the following remedies:

               (i) Termination of Lease. Landlord may terminate this Lease, by giving written notice of such termination to Tenant, whereupon this Lease shall automatically cease and terminate and Tenant shall immediately be obligated to quit the Premises. Any other notice to quit or notice of Landlord's intention to re-enter the Premises is hereby expressly waived. If Landlord elects to terminate this Lease, everything contained in this Lease on the part of Landlord to be done and performed shall cease without prejudice, subject however, to the right of Landlord to recover from Tenant all Rent and any other sums accrued up to the time of termination or recovery of possession by Landlord, whichever is later, and any other monetary damages or loss sustained by Landlord.

               (ii) Suit for Possession. Upon termination of this Lease pursuant to paragraph 16(b)(i), Landlord may proceed to recover possession of the Premises under and by virtue of the provisions of the laws of the State of Colorado, or by such other proceedings, including re-entry and possession, as may be applicable.

               (iii) Reletting of Premises. Should this Lease be terminated before the Lease Expiration Date by reason of an Event of Default, Landlord shall have the option to relet the Premises for such rent and upon such terms as are not unreasonable under the circumstances and, if the full Rent reserved under this Lease (and any of the costs, expenses or damages indicated below) shall not be realized by Landlord, Tenant shall be liable for all damages sustained by Landlord, including, without limitation, deficiency in Rent, attorneys' fees, brokerage fees and expenses of placing the Premises in the same rentable condition as existed on the Lease Commencement Date. Landlord, in putting the Premises in good order or preparing the same for re-rental may, at Landlord's option, make such alterations, repairs, or replacements in the Premises as Landlord, in its reasonable judgment, considers advisable and necessary for the purpose of reletting the Premises, and the making of such alterations, repairs, or replacements shall not operate or be construed to release Tenant from liability hereunder as aforesaid. Landlord shall not be entitled to collect from Tenant any amount in excess of the Rent and other amounts due or owing to Landlord under this Lease.

               (iv) Monetary Damages. Any damage or loss of Rent sustained by Landlord may be recovered by Landlord, at Landlord's option, at the time of the reletting, or in separate actions, from time to time, as said damage shall have been made more easily ascertainable by successive relettings, or at Landlord's option in a single proceeding deferred until the Lease Expiration Date (in which event Tenant hereby agrees that the cause of action shall not be deemed to have accrued until the Lease Expiration Date) or in a single proceeding prior to either the time of reletting or the Lease Expiration Date, in which event Tenant agrees to pay Landlord the difference, if any, between the present value (utilizing a discount rate of 10%) of the Rent reserved under this Lease on the date of breach and the fair market value of the Lease on the date of the breach.

               (v) Equitable Remedies. In the event of a breach by Tenant of any of the covenants or provisions hereof, Landlord shall have the right of injunction and the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not provided for herein.

          (c) Attorneys' Fees; Waiver. In the event that Landlord is required to file suit against Tenant or otherwise enforce this Lease for any reason, including, but not limited to, a suit for possession of the Premises, payment of past due Rent, damages, or to enforce or interpret the provisions of this Lease, Tenant shall reimburse Landlord for its reasonable attorneys' fees and costs of litigation. If, under the provisions hereof, Landlord shall institute proceedings against Tenant and a compromise or settlement thereof shall be made, the same shall not constitute a waiver of any other covenant, condition or agreement herein contained, nor of any of Landlord's rights hereunder. No waiver by Landlord (or Tenant) of any breach of any covenant, condition or agreement contained in this Lease and the Rules and Regulations promulgated hereunder shall operate as a waiver of such covenant, condition, agreement, or rule or regulation itself, or of any subsequent breach thereof. No provision of this Lease shall be deemed to have been waived by Landlord (or Tenant) unless such waiver is in writing and signed by Landlord (or Tenant, as appropriate). No payment by Tenant or receipt by Landlord of a lesser amount than the installments of Rent herein stipulated shall be deemed to be other than on account of the earliest stipulated Rent, nor shall any endorsement or statement on any check or letter accompanying a check for payment of Rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such Rent or to pursue any other remedy provided in this Lease.

          (d) Right of Landlord to Cure Tenant's Default. If Tenant defaults in the making of any payment or in the doing of any act herein required to be made or done by Tenant, after the expiration of any applicable cure period, then Landlord may, but shall not be required to, make such payment or do such act, and charge the amount of the expense thereof, if made or done by Landlord, with interest thereon at the rate of fourteen percent (14%) per annum from the date paid by Landlord to the date of payment thereof by Tenant. Such payment and interest shall constitute additional Rent hereunder due and payable within ten (10) days of notice to Tenant that such amount is due; but the making of such payment or the taking of such action by Landlord shall not operate to cure such default or to estop Landlord from the pursuit of any remedy to which Landlord would otherwise be entitled.

          (e) Late Payment. If Tenant fails to pay any installment of Rent and/or additional Rent or before the fifth (5th) day following the due date thereof, Tenant shall pay to Landlord a late charge of four percent (4%) of the amount of such installment, and, in addition, such unpaid installment shall bear interest at the rate of fourteen percent (14%) per annum, from the date such installment became due and payable to the date of payment thereof by Tenant; provided however, that nothing herein contained shall be construed or implemented in such a manner as to allow Landlord to charge or receive interest in excess of the maximum legal rate then allowed by law. Such late charge and interest shall constitute additional Rent hereunder and be payable within five (5) days of Landlord's demand therefor.

          (f) Waiver of Redemption. Tenant hereby waives and surrenders all rights and privileges which it might have under or by reason of any present or future law to redeem the Premises, or to have a continuance of this Lease for the Term of this Lease, after being dispossessed or ejected therefrom by process of law, or dispossessed or ejected therefrom under the terms of this Lease, or dispossessed or ejected therefrom after the termination of this Lease as herein provided.

          (g) Landlord's Remedies Not Exclusive. The specified remedies to which Landlord may resort hereunder are cumulative and are not intended to be exclusive of any remedies or means of redress to which Landlord may at any time lawfully be entitled, and Landlord may invoke any remedy (including the remedy of specific performance) allowed at law or in equity as if specific remedies were not herein provided.

     17. End of Term - Abandoned Property.

          (a) Tenant's Obligations. Upon the expiration or other termination of the Term of this Lease, Tenant shall peaceably quit and surrender to Landlord the Premises, broom clean, in good order, repair and condition (except as provided herein and in paragraph 15 hereof) excepting only ordinary wear and tear. Tenant shall remove all of its personal property, equipment, fixtures, special construction items, improvements and Alterations made by Tenant (except those that may constitute Remaining Improvements and those which are not readily capable of removal without causing damage to the Premises which would not be readily repairable), and shall repair any damages to the Premises caused by their installation or by such removal. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of the Term of this Lease. If the last day of the Term of this Lease or any renewal thereto falls on Sunday or a legal holiday, this Lease shall expire on the business day immediately preceding. If Tenant fails to remove any such property from the Premises upon or prior to the expiration or termination of this Lease, such property shall be conclusively deemed to have been abandoned, and may either be retained by Landlord as its property or sold or otherwise disposed of in such manner as Landlord may see fit. If any part thereof shall be sold, the Landlord may receive and retain the proceeds of such sale and apply the same, at its option, against the expenses of the sale, the cost of moving and storage, any arrears of Rent, additional or other charges payable hereunder by Tenant to Landlord and any damages to which Landlord may be entitled under paragraph 16 hereof or pursuant to law.

          (b) Holding Over. In the event that Tenant shall not immediately surrender the Premises on the Lease Expiration Date, Tenant shall, by virtue of the provisions hereof, become a tenant by the month. In such event, Tenant shall be required to pay an amount equal to one hundred and fifty percent (150%) the monthly Basic Rent required under paragraph 3 of this Lease during the last month of the Term of this Lease. Such monthly tenancy shall commence with the first day next after the Lease Expiration Date. Except as otherwise provided above with respect to the payment of Basic Rent, Tenant shall, as a monthly tenant, be subject to all of the terms, conditions, covenants, and agreements of this Lease. Tenant shall give Landlord at least fifteen (15) days written notice of any intention to quit the Premises, and Tenant shall be entitled to fifteen (15) days' written notice to quit the Premises, any further notice to quit or vacate the Premises being waived hereby. Notwithstanding the foregoing provisions of this paragraph 17, in the event that Tenant shall hold over after the Lease Expiration Date, and if Landlord shall desire to regain possession of the Premises promptly on the Lease Expiration Date, then at any time prior to Landlord's acceptance of Rent from Tenant as a monthly tenant hereunder, Landlord, at its option, may forthwith re-enter and take possession of the Premises by any legal process in force in the State of Colorado.

     18. Security Deposit.

          (a) Generally. Landlord acknowledges receipt from Tenant of Sixty-seven Thousand Five and 73/l00 Dollars ($67,005.73) (the "Security Deposit") to be held as collateral security and not prepaid rent, for the payment of Rent, and any other sums payable by Tenant under this Lease, and for the faithful performance by Tenant of all other covenants, conditions and agreements of this Lease. The amount of said Security Deposit shall be repaid with interest to Tenant upon the earlier to occur of the Lease Expiration Date or earlier termination of the Term provided Tenant shall not then be in default of any of the Tenant's covenants and agreements of this Lease. The Security Deposit shall be held by Landlord in an interest bearing account in a federally insured bank bearing a fixed rate of interest, without liability on Landlord's part to earn any particular rate of interest on the Security Deposit. The Security Deposit shall not be mortgaged, assigned, transferred or encumbered by Tenant without the prior written consent of Landlord and any such act on the part of Tenant shall be without force and effect and shall not be binding upon Landlord. If any of the Rent and/or any other sum payable by Tenant to Landlord shall be overdue and unpaid, or should Landlord make payments on behalf of Tenant, or should Tenant fail to perform any of the terms of this Lease, then Landlord, at its option and without prejudice to any other remedy which Landlord may have on account thereof, may appropriate and apply the entire Security Deposit or so much thereof as may be necessary to compensate Landlord toward the payment of Rent or any other sums due Landlord pursuant to this Lease, or loss or damage sustained by Landlord due to such failure on the part of Tenant, including without limitation, any damage or deficiency arising in connection with the reletting of the Premises; and Tenant upon demand shall forthwith restore the Security Deposit to the original sum deposited. In the event of bankruptcy or other creditor-debtor proceedings against Tenant, the Security Deposit shall be deemed to be applied first to the payment of Rent and other sums due Landlord under the terms and conditions contained in this Lease.

          (b) Transfer of Landlord's Interest. In the event of a sale or transfer of Landlord's estate or interest in the Premises, Landlord shall have the right to transfer the Security Deposit to the vendee or transferee, and Landlord shall be considered released by Tenant from all liability for the return of the Security Deposit upon its transfer of the Security Deposit to such vendor or transferee. Tenant shall look solely to the vendee or transferee for the return of the Security Deposit, and it is agreed that all of the foregoing shall apply to every transfer or assignment made of the Security Deposit to a new vendee or transferee. In the event of any rightful and permitted assignment of Tenant's interest in this Lease, the Security Deposit shall be deemed to be held by Landlord as a deposit made by the assignee, and Landlord shall have no further liability to the assignor with respect to the return of the Security Deposit.

     19. Quiet Enjoyment. Landlord covenants that it has the right to make this Lease for the Term aforesaid, and that if Tenant shall pay the Rent and perform all of the covenants, terms, conditions, and agreements of this Lease to be performed by Tenant, Tenant shall, during the Term hereby created, freely, peaceably, and quietly occupy and enjoy the full possession of the Premises without molestation or hindrance by Landlord or any party claiming through or under Landlord. Notwithstanding the above, Landlord, after making reasonable efforts to give Tenant reasonable prior notice thereof, without incurring any liability to Tenant, may permit access to the Premises and open the same, whether or not Tenant shall be present, upon any demand of any receiver, trustee, assignee for the benefit of creditors, sheriff, Marshall or court officer entitled to, or reasonably purporting to be entitled to, such access for the purpose of taking possession of, or removing, Tenant's property or for any other lawful purpose (but this provision and any action by Landlord hereunder shall not be deemed a recognition by Landlord that the person or official making such demand has any right or interest in or to this Lease, or in or to the Premises but only that Landlord has made reasonable inquiry of the identity of such person), or upon demand of any representative of the fire, police, building, sanitation or other department of the city, state or federal governments.

     20. Purchase Option.

          (a) Grant of Option. Provided that at the time of its exercise of such option, Tenant is not in default of any obligation under this Lease beyond the expiration of any notice and cure periods, Tenant or its assignee shall have the option in accordance with the provisions of this paragraph 20 (the "Purchase Option") to purchase the Premises during the sixth (6th) and eighth (8th) Lease Years and during the tenth (10th) Lease Year through the fifteenth (15th) Lease Year.

          (b) Tenant's Intention. Landlord shall provide Tenant any and all information as may be reasonably requested by Tenant in writing in order for Tenant to evaluate whether or not it wishes to exercise the Purchase Option, including but not limited to, title insurance policies and loan documents (including any mortgage) affecting the Premises.

          (c) Purchase Price. The purchase price for the Premises shall be Seven Million Three Hundred Fifty Thousand Dollars ($7,350,000.00) in the event of a closing occurring during the sixth (6th) and eighth (8th) Lease Years and Seven Million Two Hundred Fifty Thousand Dollars ($7,250,000.00) in the event of a closing during the tenth (10th) Lease Year through the fifteenth
     (15th) Lease Year.

          (d) Exercise of Option. Tenant shall exercise the Purchase Option to purchase the Premises at the purchase price determined in accordance with paragraph 20(c) by giving Landlord written notice ("Tenant's Exercise Notice") of the exercise of such option. Closing on Tenant's acquisition of the Premises subject to the provisions hereof shall occur not less than ninety (90) nor more than one hundred and eighty (180) after Tenant's Exercise Notice (and may only occur during the sixth (6th) and eighth (8th) Lease Years and during the tenth (10th) Lease Year through the fifteenth
     (15th) Lease Year), on the date specified in Tenant's Exercise Notice or on a date otherwise agreed by and between Tenant and Landlord. Any failure by Tenant to timely exercise the Purchase Option shall be deemed a waiver of such right.

          (e) Deposit. To evidence further the exercise of the Purchase Option, Tenant must deposit in an interest-bearing escrow account a sum equal to one and one-half percent (1 1/2%) of the agreed or established purchase price with a bank, title company, or title attorney selected by Tenant and approved by Landlord, as Tenant's good faith deposit (the "Deposit"). Time is of the essence. If Tenant fails to make the Deposit as provided herein, Landlord may deem the Purchase Option terminated and may, as its sole and exclusive remedy, terminate the Purchase Option.

          (f) Settlement. Settlement shall be held on the date specified in Paragraph 20(d) above. Time is hereby made of the essence. In the event Tenant is obligated to proceed to closing under the Purchase Option and does not, Landlord shall have the right (i) to terminate the Purchase Option, retain the Deposit and Landlord and Tenant shall be relieved from any further liability under the Purchase Option, and/or (ii) to seek specific performance of Tenant's obligations under the Purchase Option. If Landlord elects to seek specific performance of the Purchase Option, but is unable to obtain such relief (by virtue of unfavorable court action, delay in resolution of the dispute, or otherwise), Landlord shall retain the right to elect the remedy set forth in clause (i) hereof at any time prior to Landlord's obtaining specific performance.

          (g) Substantial Compliance. Notwithstanding anything to the contrary contained in this Lease, neither Landlord nor Tenant shall have the right to deem the Purchase Option unexercisable or terminated or to fail to close as provided herein if the other party has substantially complied with its obligations herein.

          (h) Closing Obligations. Upon the closing of the purchase of the Premises by Tenant, Landlord shall convey (or cause to be conveyed) the Premises to Tenant by special warranty deed, in fee simple absolute and free and clear of all liens, encumbrances, covenants and restrictions of any nature except for (i) easements, covenants and restrictions of record as of the date hereof as set forth in that certain Commonwealth Land Title Insurance Commissioner for Title Insurance No. F922734 (effective January 1, 1998), together with easements, covenants or restrictions subsequently granted by Landlord which do not adversely affect Tenant's use of the Premises and are consented to by Tenant, such consent not to be unreasonably withheld, or which were granted to any governmental or quasi-governmental entity or agency pursuant to a condemnation action or sale under threat of condemnation, (ii) utility, parking and access easements placed on record subsequent to the date of this Lease to which Tenant has consented (such consent not to be unreasonably withheld or delayed), (iii) any mortgage or deed of trust encumbering the Premises, but only if such indebtedness is assumable (and Landlord agrees to utilize commercially reasonable efforts to obtain assumable financing for the Premises, consistent with its overriding objective in obtaining the best financing available to it) and Tenant expressly elects in writing to assume such indebtedness at or prior to Closing and, at Closing, Landlord is released from all liability, with respect thereto (the "Assumed Indebtedness"), (iv) other matters specifically approved in writing by Tenant prior to such closing. At the closing, Tenant shall deliver to Landlord the purchase price by certified check or wire of funds, and Landlord shall deliver to Tenant such deeds, bills of sale, assignments, corporate resolutions, and other documents as may be necessary or appropriate to convey the Premises and all interests therein to Tenant, all of which shall be complete and accurate and in form and content reasonably satisfactory to counsel for Tenant and Landlord in the reasonable exercise of such counsels' discretion. Except only for sums due and payable as of the date of Closing with respect to the Assumed Indebtedness (excluding assumption fees, which are to be paid by Tenant) and sums due and payable with respect to other monetary liens or encumbrances to be paid and discharged at Closing by Landlord (excluding commercially reasonable prepayment penalties, not to exceed 10%, which are to be paid by Tenant), the purchase price shall be paid to Landlord on an absolutely net basis. In the event that Tenant elects to assume the Assumed Indebtedness, at Closing Tenant shall receive a credit equal to the balance assumed as of Closing. There shall be no pro-ration of Rent, Tax or any other operating cost or expense associated with the Property. Tenant shall pay for the cost of its title insurance, survey and all charges and costs relating to any financing which Tenant may be placing in connection with the purchase. Each party shall pay its own attorneys' fees. All other closing costs, taxes (including, without limitation, all transfer and recordation taxes and charges) and fees shall be borne by Tenant.

          (i) Discharge of Liabilities. If, on the closing date, there may be any liens or encumbrances which Landlord is obligated to pay and discharge (other than Assumed Indebtedness), Landlord shall either use its own funds to discharge the liens or encumbrances or Landlord may use any portion of the balance of the purchase price to satisfy the same, provided Landlord shall simultaneously either deliver to Tenant at the closing title instruments in recordable form and sufficient to satisfy such liens and encumbrances of record, together with the cost of recording or filing the said instruments; or, provided that Landlord has made arrangements with the title company employed by Tenant in advance of closing which will enable it to insure obtaining and recording of such satisfactions and the issuance of title insurance to Tenant, either free of any such liens and encumbrances, or with insurance against enforcement of the same against the insured premises. The existence of any such taxes or other liens and encumbrances shall not be deemed objections to title if Landlord shall comply with the foregoing requirements.

          (j) Termination of Lease Upon Purchase. If Tenant elects to purchase the Premises, the term of this Lease and Tenant's leasehold interest shall terminate as of the date of closing of the purchase of the Premises by Tenant. Tenant shall remain liable for any obligation accrued prior to the termination of this Lease.

     21. Renewal Option.

          (a) Tenant is hereby granted an option to renew or extend the Term for two (2) additional periods of five (5) years each (individually, a "Renewal Period" and, collectively, the "Renewal Periods"). Such renewal option shall be exercisable by Tenant by giving written notice of the exercise of such renewal option to Landlord at least twelve (12) months prior to the expiration of the initial Term (or the first Renewal Period, as appropriate). In the event that Tenant exercises an option to renew this Lease in accordance with the provisions hereof, then the Term shall be extended accordingly. Except as otherwise expressly provided herein, the Renewal Period shall be upon the same terms, covenants and conditions as set forth herein with respect to the initial Term, including without limitation, the provisions of Paragraph 3(b) hereof. Upon the exercise of any such renewal option, all references in this Lease to the Term shall be construed to mean the initial Term and the Renewal Periods, unless the context clearly indicates that another meaning is intended. For purposes of this Lease, no distinction is made between the terms "extend" and "renew," or any variations thereof.

          (b) The Basic Rent for the Premises payable pursuant to Paragraph 3(a) during the first Lease Year of each Renewal Period shall be equal to the greater of (i) one hundred and one and one-half percent (101 1/2%) of the Basic Rent for the Premises as of the final Lease Year of the initial Term (or the first Renewal Period, as appropriate), and (ii) the Fair Market Value Rent (as defined below) of the Premises for such Lease Year, as of the commencement of such Renewal Period. Basic Rent payable during the remaining term of each Renewal Period shall increase pursuant to Paragraph 3(b) hereof.

          (c) Within thirty (30) days after Tenant's exercise of the renewal option, but no earlier than twelve (12) months prior to the expiration of the then current Term, Landlord shall send to Tenant a written notice specifying the Fair Market Value Rent for the initial Lease Year of the Renewal Period as determined by Landlord in accordance with Paragraph 21(d) below. Within thirty (30) days after receipt of such notice from Landlord, Tenant shall send Landlord a written notice of Tenant's acceptance or challenge of Landlord's determination of the Fair Market Value Rent, provided, however, that in the event that Tenant fails to respond within such thirty (30) day period, Tenant shall be deemed to have accepted Landlord's determination of the Fair Market Value Rent. In the event that Tenant challenges Landlord's determination of the Fair Market Value Rent and Landlord and Tenant are not able to agree on such rent within fifteen (15) days (the "Negotiation Period") after Tenant notifies Landlord of Tenant's challenge of Landlord's determination of such Fair Market Value Rent, then Landlord and Tenant shall each, within fifteen
     (15) days after the expiration of the Negotiation Period, select an appraiser, each of whom shall be a licensed real estate broker or a MAI-certified real estate appraiser with at least ten (10) years' experience in the office market in which the Building is located who shall determine the Fair Market Value Rent in accordance with Paragraph 21(d) below. The appraisers shall be instructed to complete the appraisal procedure and to submit their written determinations to Landlord and Tenant within thirty (30) days after their selection. In the event that the determination of the Fair Market Value Rent submitted by Landlord's appraiser is equal to or less than one hundred ten percent (110%) of the determination of the Fair Market Value Rent submitted by Tenant's appraiser, the Fair Market Value Rent shall be the average of such determinations. If the determination of the Fair Market Value Rent submitted by Landlord's appraiser is greater than one hundred ten percent (110%) of the determination of the Fair Market Value Rent submitted by Tenant's appraiser, the appraisers shall, within ten (10) days, appoint a third appraiser with similar qualifications to make such determination of the Fair Market Value Rent. In the event that the two appraisers cannot agree as to the selection of the third appraiser within fifteen (15) days after Landlord and Tenant are notified of the determination of the appraisers, either party may request that the President of the Weld County, Colorado Association of Realtors - Commercial Brokerage Council (or any successor organization) appoint the third appraiser. The third appraiser shall be instructed to complete the appraisal procedure and to submit a written determination of the Fair Market Value Rent to Landlord and Tenant within thirty (30) days after such appraiser's appointment. The determination which is neither the highest nor the lowest of the three determinations shall be binding upon Landlord and Tenant as the Fair Market Value Rent. Landlord and Tenant shall each bear the costs of their respective appraisers. The expenses of the third appraiser shall be borne one-half (1/2) by Landlord and one-half (1/2) by Tenant.

          (d) For purposes of this Lease, the term "Fair Market Value Rent" means the fair market rental for the Premises that would be agreed upon between a landlord and a tenant executing a lease in a comparable building of comparable quality in a comparable location, assuming the following; (i) the landlord and tenant are typically motivated; (ii) the landlord and tenant are well informed and well advised and each is acting in what it considers its own best interest; (iii) the rental is decreased on account of current market concessions not being provided by Landlord hereunder during the Renewal Period; (iv) the Premises are to be let with vacant possession and subject to the provisions of this

     Lease, and (v) market rents then being charged for comparable space in other similar office buildings in comparable locations in Weld County, Colorado.

     22. Miscellaneous.

          (a) No Representations by Landlord. Tenant acknowledges that neither Landlord nor any broker, agent or employee of Landlord has made any representations or promises with respect to the Premises, except as herein expressly set forth, and no rights, privileges, easements or licenses are acquired by Tenant except as herein expressly set forth. The Tenant, by taking possession of the Premises, shall accept the same "as is," and such taking of possession shall be conclusive evidence that the Premises are in good and satisfactory condition at the time of such taking of possession.

          (b) No Partnership. Nothing contained in this Lease shall be deemed or construed to create a partnership or joint venture of or between Landlord and Tenant, or to create any other relationship between the parties hereto other than that of landlord and tenant.

          (c) Brokers. Landlord and Tenant each represent and warrant to the other that neither of them has employed any broker, agent or finder in carrying on the negotiations relating to this Lease except Columbine Consulting Group or PM Realty Group (the "Brokers"), the entirety of whose commissions shall be paid by the Tenant pursuant to a separate agreement with the Brokers, and Tenant hereby agrees to indemnify, defend and hold Landlord harmless from and against any claims for commissions or other compensation by the Brokers. Landlord shall defend, indemnify and hold Tenant harmless, and Tenant shall defend, indemnify and hold Landlord harmless, from and against any claim or claims for brokerage or other commission arising from or out of any breach of the foregoing representation and warranty by the respective indemnitors.

          (d) Estoppel Certificate. Tenant agrees, at any time and from time to time during the Term of this Lease, upon not less than ten (10) days' prior written notice by Landlord, to execute, acknowledge and deliver to Landlord or any designee of Landlord, a statement in writing which shall contain substantially the following provisions: (i) a statement that this Lease is unmodified and in full force and effect (or if there have been modifications, that the Lease is in full force and effect as modified and stating the modifications), (ii) a statement of the dates to which the Rent and any other charges hereunder have been paid by Tenant, (iii) a statement of whether or not, to the best knowledge  of Tenant,  Landlord  is in default  in the  performance  of any covenant, agreement or condition contained in this Lease, and if so, specifying each such default of which Tenant may have knowledge, (iv) a statement of the address to which notices to Tenant should be sent, (v) a statement that Tenant accepts the Premises and the improvements therein and thereon, (vi) a statement that Tenant will not attempt to terminate this Lease by reason of Landlord's default or omission without giving written notice of such default or omission to Landlord and any mortgagee of which Tenant has knowledge, and (vii) such other statement or statements as Landlord, any prospective purchaser of the Premises, any mortgagee or prospective mortgagee of the Premises or of Landlord's interest therein, any lessor or prospective lessor thereof, any lessee or prospective lessee thereof, and/or any prospective assignee of any such mortgagee, may reasonably request. Any such statement delivered pursuant hereto may be relied upon by any owner of the Premises, any prospective purchaser of the Premises, any mortgagee or prospective mortgagee of the Premises or of Landlord's interest therein, any lessor or prospective lessor thereof, any lessee or prospective lessee thereof, or any prospective assignee of any such mortgagee. Landlord agrees to provide a comparable estoppel certificate, but only in connection with an approved assignment or subletting.

          (e) Waiver of Jury Trial. Landlord and Tenant hereby waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on or in respect of any matter whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant hereunder, Tenant's use or occupancy of the Premises, and/or any claim of injury or damage.

          (f) Liability. Tenant shall neither assert nor seek to enforce any claim for breach of this Lease against any of Landlord's assets other than Landlord's interest in the Premises and in the rents, issues and profits thereof, and Tenant agrees to look solely to such interest for the satisfaction of any liability of Landlord under this Lease, it being specifically agreed that in no event shall Landlord (or any of the officers, trustees, directors, partners, beneficiaries, joint venturers, members, stockholders or other principals or representatives, disclosed or undisclosed) ever be personally liable for any such liability. This paragraph shall not limit any right that Tenant might otherwise have to obtain injunctive relief against Landlord or to take any other action which shall not involve the personal liability of Landlord to respond in monetary damages from Landlord's assets other than the Landlord's interest in the Premises.

          (g) Bills and Notices. All notices or other communications hereunder shall be in writing and shall be deemed duly given upon receipt (or upon refusal to accept receipt) if delivered in person (with receipt therefor) or sent by certified or registered mail, return receipt requested, first-class postage prepaid or sent by a reputable national overnight courier service such as Federal Express, (i) if to Landlord, c/o John Scheurer, 1666 K Street, N.W., Suite 901, Washington, D.C. 20006 and (ii) if to Tenant, at the
     Building, unless notice of a change of address is given pursuant to the provisions of this paragraph. All bills and statements for reimbursement or other payment or charges due from Tenant to Landlord hereunder shall be due and payable in full within ten (10) days, unless herein otherwise provided, after submission thereof by Landlord to Tenant.

          (h) Invalidity of Particular Provisions. If any provision of this Lease or the application thereof to any person or circumstances shall to any extent be invalid or unenforceable, the remainder of this Lease, or the application of such provision to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected thereby, and each provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

          (i)  Gender  and  Number.   Feminine  or  neuter   pronouns  shall  be
     substituted for those of the masculine form, and the plural shall be substituted for the singular number, in any place or places herein in which the context may require such substitution.

          (j) Benefit and Burden. Subject to the provisions of paragraph 5 above, the provisions of this Lease shall be binding upon, and shall inure to the benefit of, the parties hereto and each of their respective legal or personal representatives, heirs, successors and assigns. Landlord may freely and fully assign its interest hereunder, but shall endeavor to provide to Tenant written notice of such assignment at least ten (10) days prior thereto. If in connection with or as a consequence of the sale, transfer or other disposition of the Premises, Landlord ceases to be the owner of the reversionary interest in the Premises, Landlord shall be entirely freed and relieved from the performance and observance thereafter of all covenants and obligations hereunder on the part of Landlord to be performed and observed, it being understood and agreed in such event (and it shall be deemed and construed as a covenant running with the land) that the person succeeding to Landlord's ownership of said reversionary interest shall thereupon and thereafter assume, and perform and observe, any and all of such covenants and obligations of Landlord.

          (k) Subordination. This Lease is subject and subordinate to all matters of record, the lien of all mortgages (which term "mortgages" shall include both construction and permanent financing and shall include deeds of trust and similar security instruments), and all ground leases or other underlying leases from which Landlord's title is derived ("ground leases") which may now or hereafter encumber or otherwise affect the Premises, or Landlord's interest therein, and to all and any renewals, replacements, extensions, modifications, recastings or refinancings thereof; provided that, as a condition of such subordination Landlord shall obtain from such lienholders a subordination, attornment and non-disturbance agreement for the benefit of Tenant in the standard and customary form provided by such lienholder which shall provide that so long as Tenant is not in default of any of its obligations hereunder beyond the expiration of any notice and cure period, its occupancy of the Premises pursuant to the provisions hereof and the enjoyment of its rights hereunder (including, without limitation, its Purchase Option pursuant to Paragraph 20 hereof), shall not be disturbed.
     This paragraph shall be self-operative and no further instrument or subordination shall be required. Tenant shall, upon not less than ten (10) days' prior written notice by Landlord, promptly execute, acknowledge and deliver to Landlord any written statement or agreement confirming such subordination reasonably required by Landlord or any of its lenders or lessors under any ground lease or underlying lease. Tenant agrees that in the event that any ground lessor or lender shall succeed to the interest of Landlord by reason of the exercise of its rights under such ground lease or mortgage, or any third party (including, but not limited to, any foreclosure purchaser or receiver) shall succeed to such interest by reason of any such exercise, then Tenant shall attorn to such successor, if requested to do so by such successor, and shall recognize such successor as the landlord under this Lease. This attornment shall be self-operative and no further instrument of attornment shall be required; however, upon the request of such successor, Tenant shall execute, acknowledge and deliver to such successor an instrument confirming such attornment.

          (l) Financial Statements. Tenant covenants and agrees that it shall deliver to Landlord from time to time during the Term of this Lease:

               (i) As soon as practicable and in any event within one hundred twenty (120) days after the end of each fiscal year, financial statements, including statements of income, retained earnings and changes in financial position of Tenant for such year, and a balance sheet of Tenant as at the end of such year, all in reasonable detail, prepared in accordance with its 10K reporting requirements and audited by an independent certified public accountant of recognized standing selected by Tenant and reasonably satisfactory to Landlord, within sixty (60) days after the end of each fiscal quarter, financial statements, including statements of income, retained earnings and changes in financial position for such quarter, all in reasonable detail, prepared by Tenant in accordance with its 10Q reporting requirements;

               (ii) As soon as practicable and in any event within one hundred twenty (120) days after the end of each fiscal year, a certificate of the insurer under the insurance policies maintained by Tenant pursuant to paragraph 11 hereof or of an independent insurance underwriter of recognized standing to the effect that such insurance complies with all of the requirements of paragraph 11; and

               (iii) Such other information relating to the performance of the provisions of this Lease and to the affairs of Tenant as from time to time Landlord may reasonably request.

          (m) Entire Agreement. This Lease and Exhibits contain and embodies the entire agreement of the parties hereto, and no representations, inducements or agreements between the parties, oral or otherwise, not contained in this Lease, shall be of any force or effect. This Lease may not be modified, changed or terminated in whole or in part in any manner other than by an agreement in writing duly signed by both parties hereto. This Lease may be entered into in counterparts.

          (n) Captions, Etc. The captions and headings are inserted only as a matter of convenience and for reference, and in no way define, limit or describe the scope of this Lease nor the intent of any provisions thereof.

          (o) Governing Law. This Lease is made pursuant to, and shall be governed by, and construed in accordance with, the laws of the State of Colorado and any applicable local municipal rules, regulations, by-laws, and ordinances, without regard to the conflicts of law and principles thereof. Any action brought to enforce or interpret this Lease shall be brought in the court of appropriate jurisdiction in the State of Colorado.

          (p) Rezoning of Easement Area. Tenant (or its affiliate) is the owner of a 5.3 acre parcel of real estate which adjoins the Land, approximately one (1) acre of which have been subjected to an easement benefiting the Land pursuant to that certain Easement Agreement dated January 30, 1998 and recorded at Reception No. 2592147 of the land records of Weld County, Colorado (the "Easement", and the portion of said Adjoining Land subject to the Easement being referred to herein as the "Easement Area"). It is the intent of the parties hereto that the Easement Area provide a site for additional parking for the Premises on an as needed basis for future tenants of the Premises upon and after the termination of the Term (after the occurrence of an Event of Default by Tenant), such Easement being subject to termination upon Landlord's conveyance of the Premises to Tenant or its assignee pursuant to Paragraph 20 hereof. As the Adjoining Parcel is not presently zoned to permit such parking uses, Tenant has agreed, at its sole cost and expense, to cause the Adjoining Parcel to be rezoned to permit such usage (the "Required Rezoning"), and provide Landlord evidence thereof, within thirty (30) months from the date hereof. In the event the Required Rezoning has not occurred within thirty (30) months from the date hereof or, if sooner, the occurrence of an Event of Default, Tenant hereby authorizes Landlord, and grants Landlord the right, power and authority as its attorney-in-fact and on its behalf, to do all things (including the execution of documents) as may be necessary or appropriate, as determined by Landlord, to accomplish the Required Rezoning, and Tenant shall pay all of Landlord's reasonable expenses incurred in connection therewith, not to exceed Fifty Thousand Dollars ($50,000.00). The provisions of this Paragraph 22(p) are intended to be self-operative, but Tenant hereby agrees to execute and deliver such documents, and undertake such other actions as may be necessary or appropriate to accomplish the foregoing. Landlord shall have the sole remedy of specific performance against Tenant (but not any remedies set forth in Paragraph 16 hereof) to enforce Tenant's obligations hereunder. Tenant acknowledges and agrees that its performance of its obligations pursuant to this Paragraph 22(p) is a material inducement for Landlord's acquisition of the Premises and entering into this Lease. Tenant agrees that Landlord's rights pursuant to this Paragraph 22(p) shall run with the Land and inure to the benefit of Landlord's successors and assigns with respect thereto. Furthermore, Tenant agrees that its obligations pursuant to this Paragraph 22(p) shall run with the Adjoining Parcel and bind its successors and assigns with respect thereto.

          (q) Termination of Original Lease. By its execution hereof Tenant acknowledges and agrees that (i) its original lease of the Premises with CFA, L.L.C., a Colorado corporation, dated June 26, 1997 (the "Original Lease") is terminated and (ii) it releases Landlord from any and all liability, causes of actions, claims or rights under the Original Lease (including, without limitation, any claim for return of any security deposit thereunder).

     IN WITNESS WHEREOF, Landlord and Tenant have executed this Lease under seal as of the day and year first hereinabove written.

                                    LANDLORD:

WITNESS:                              9586 I-25 East Frontage Road Longmont, CO
                                      80504 L.L.C.


_______________________               By: _____________________________(SEAL)
[Corporate Seal]                      Name:  John M. Scheurer
                                      Title: Managing Member


                                      TENANT:

ATTEST:                               Applied Films Corporation


_______________________               By: _____________________________(SEAL)
[Corporate Seal]                      Name:
                                      Title:

COUNTY OF ______________)
                                    )       TO WIT
STATE OF COLORADO                   )

I hereby certify that on this day, before me, an officer duly authorized in the State and County aforesaid to take acknowledgments, personally appeared __________________, well known to me as the _____________________ of Applied
Films Corporation, and that he acknowledged executing the same, freely and voluntarily under authority duly vested in him by said corporation and that the seal affixed thereto is the true and corporate seal of said corporation.

WITNESS my hand and seal this _____ day of January, 1998.


Seal:
                                  ----------------------------------
                                  Notary Public

My commission expires:___________



-------------------------                   )
                                            )        TO WIT
-------------------------                   )

I hereby certify that on this day, before me, an officer duly authorized in the State and County aforesaid to take acknowledgments, personally appeared John M. Scheurer, well known to me as the Managing Member of 9586 I-25 East Frontage Road, Longmont, CO 80504 L.L.C., and that he acknowledged executing the same, freely and voluntarily under authority duly vested in him in respect to the said company and that the seal affixed thereto is the true seal of said company.

WITNESS my hand and seal this _____ day of January, 1998.

Seal:
                                  ----------------------------------
                                  Notary Public
                                  My commission expires:___________

                                    EXHIBIT A


                            LEGAL DESCRIPTION OF LAND

          Plat of Lot 1, Block 3, Amendment to Del Camino Center P.U.D., According to the Plat recorded June 25, 1997 in Book 1613 as Reception No. 2555021, County of Weld, State of Colorado.

                                    EXHIBIT B

                           THE REMAINING IMPROVEMENTS


* Those items set forth in those certain Construction Drawings dated June 3, 1997, prepared by Neenan for Applied Films except those items set forth in Exhibit B-1 attached hereto.

*    Without   duplication,   exterior  walls,   interior   load-bearing  walls,
foundation and roof.

* Without duplication, the basic mechanical, electrical, HVAC or plumbing systems of the Building core and shell.

* Any improvement whose removal will adversely affect the structural integrity of the Building (including the roof) or the basic operation of the mechanical, electrical, HVAC or plumbing systems of the Building core and shell.

* All removal to be done at Tenant's sole cost and expense and Tenant is to repair, at its sole cost and expense, any damage to the Building and the Premises caused by its removal activities.

                                   EXHIBIT B-1

                   EXCEPTION LIST TO THE CONSTRUCTION DRAWINGS
                               DATED JUNE 3, 1997



Compressed Air System

1.       Air Compressors
2.       Piping


D.I. Water System

1.       D.I. Water Equipment
2.       Piping


Chilled Water System (for Manufacturing and Production Systems)

1.       Cooling Towers
2.       Chillers
3.       Pumps
4.       Filters
5.       Air Handling Units (non roof-mounted - joist supported)
6.       Piping
7.       Heat Exchanger
8.       Condensers


Electrical Distribution to Manufacturing and Production Systems

1.       Electrical Wiring and Distribution Panels Outside Main Electrical Room

General

1.     Demountable walls (designed and installed to be removable)
2.     Clean rooms
3.     Employee Lockers
4.     Quality Lab, Including Exhaust Hoods, Counters and Other Associated Items