Form 10-Q/A
period 1997-12-27
APPLIED FILMS CORP
filed 1998-02-13
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A



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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                           Three Months Ended                Six Months Ended
                                      -----------------------------   ---------------------------
                                      December 28,     December 27,   December 28,   December 27,
                                          1996             1997          1996           1997
Net Sales .........................   $  7,806         $ 13,173       $ 14,085       $ 24,424

Cost of Goods Sold ................   $  6,593         $ 10,588       $ 11,828       $ 19,389
                                      --------         --------       --------       --------

Gross Profit ......................   $  1,213         $  2,585       $  2,257       $  5,035

Selling, General and Administrative   $    642         $  1,109       $  1,186       $  2,095
Research and Development Expenses .   $    115         $    287       $    307       $    617
                                      --------         --------       --------       --------
Income from Operations ............   $    456         $  1,189       $    764       $  2,323
Other Income (Expense):
Gain (loss) on foreign currency
 exchange .........................   $     36         $     21       $     47       $     33
Interest Expense ..................   ($   200)        ($    87)      ($   451)      ($   257)
Other Income (Expense) ............   ($     2)        $      8       ($     6)      $     19
                                      --------         --------       --------       --------
Income before income taxes ........   $    290         $  1,131       $    354       $  2,118
Income Tax Provision ..............   ($    79)        ($   385)      ($    96)      ($   713)
                                      --------         --------       --------       --------
Net Income ........................   $    211         $    746       $    258       $  1,405
                                      ========         ========       ========       ========
Primary and Fully Diluted
 Net Income (Loss) Per Share ......   $   0.07         $   0.23       $   0.09       $   0.45
                                      ========         ========       ========       ========
Weighted Average Common Shares
 Outstanding ......................      2,853            3,250          2,853          3,157
                                      ========         ========       ========       ========

                                        4

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                 APPLIED FILMS CORPORATION



                                 /s/ Cecil VanAlsburg
Date: February 13, 1998          Cecil VanAlsburg
                                 Chairman, Chief Executive Officer and President


                                 /s/ Thomas D. Schmidt
Date: February 13, 1998          Thomas D. Schmidt
                                 Chief Financial Officer