Form 10-Q
period 1998-03-28
APPLIED FILMS CORP
filed 1998-05-12
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 28, 1998
                          Commission File Number 23103

                            APPLIED FILMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)




          Colorado                                          84-1311581
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

9586 I-25 Frontage Rd., Longmont, Colorado                      80504
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:       (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

3,476,437 shares of Common Stock were outstanding as of April 30, 1998.

                                      INDEX

PART I.      FINANCIAL INFORMATION                                      Page No.

Item 1.      Financial Statements:                                          3

             Consolidated Balance Sheets at June 28, 1997 and               3
             March 28, 1998

             Consolidated Statements of Operations for the Three and        4
             Nine Months Ended March 29, 1997 and March 28, 1998

             Consolidated Statements of Cash Flows for the Nine Months      5
             Ended March 29, 1997, and March 28, 1998

             Notes to Consolidated Financial Statements                     6

Item 2.      Management's Discussion and Analysis of Financial              9
             Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.                             14

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         June 28, 1997     March 28, 1998
                                                         -------------     --------------
ASSETS                                                                      (unaudited)
Current Assets:
  Cash and cash equivalents ..........................    $    297         $    332
  Accounts Receivable, net
    Coated glass and other ...........................       6,316            7,187
    Income earned, not yet billed ....................         145            2,022
  Inventories, net ...................................       6,160           10,251
  Prepaid expenses and other .........................         423              805
  Note receivable from officers ......................           5                2
  Deferred tax asset, net ............................         250              633
                                                          --------         --------
    Total current assets .............................      13,596           21,232
                                                          --------         --------
Property, Plant and Equipment:
  Land ...............................................         733              733
  Building ...........................................       2,747            2,747
  Machinery and equipment ............................      11,587           16,139
  Office furniture and equipment .....................         452              485
  Leasehold improvements .............................         425              901
  Construction-in-progress ...........................       1,209              800
                                                          --------         --------
                                                            17,153           21,805
  Accumulated depreciation ...........................      (9,330)         (10,725)
                                                          --------         --------
                                                             7,823           11,080
Investment in affiliate ..............................         122              157
Deferred tax asset, net of current portion ...........        --                 93
                                                          --------         --------
                                                               122              250
    Total Assets .....................................    $ 21,541         $ 32,562
                                                          ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable .............................    $  3,802         $  7,931
  Accrued expenses ...................................       1,272            2,851
  Income received but not yet earned .................       1,500             --
  Income taxes payable ...............................         352              662
  Current portion of long-term debt ..................       1,136            1,062
                                                          --------         --------
     Total current liabilities .......................       8,062           12,506
                                                          --------         --------
Non-Current Liabilities:
  Long-term debt, net of current portion .............       6,448            5,073
  Deferred gain, net of current portion ..............        --                770
  Deferred tax liability, net of current portion .....         291             --
                                                          --------         --------
    Total liabilities ................................      14,801           18,349
                                                          --------         --------
Stockholders' Equity:
  Common stock, no par value, 10,000,000
    shares authorized, 3,476,437 shares
    issued and outstanding ...........................    $  4,245         $  9,450
  Less common shares held by affiliate ...............         (26)             (26)
  Deferred compensation ..............................         (31)             (13)
  Retained earnings ..................................       2,552            4,802
                                                          --------         --------
    Total stockholders' equity .......................       6,740           14,213
                                                          --------         --------
Total liabilities & stockholders' equity .............    $ 21,541         $ 32,562
                                                          ========         ========

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                       Three Months Ended       Nine Months Ended
                                      --------------------    ---------------------
                                      March 29,   March 28,   March 29,   March 28,
                                        1997        1998        1997        1998
Net Sales .........................   $  9,935    $ 15,312    $ 24,020    $ 39,736

Cost of Goods Sold ................      7,768      12,356      19,596      31,745
                                      --------    --------    --------    --------
Gross Profit ......................      2,167       2,956       4,424       7,991

Selling, General and Administrative        923       1,336       2,108       3,431
Research and Development Expenses .        181         324         489         941
                                      --------    --------    --------    --------
Income from Operations ............      1,063       1,296       1,827       3,619

Other Income (Expense):
Gain (loss) of foreign currency
 exchange .........................         11          69          58         102
Interest Expense ..................       (191)       (103)       (642)       (360)
Other Income (Expense) ............         (1)         17          (6)         36
                                      --------    --------    --------    --------
Income before income taxes ........        882       1,279       1,237       3,397

Income Tax Provision ..............        240         435         337       1,148
                                      --------    --------    --------    --------
Net Income ........................   $    642    $    844    $    900    $  2,249
                                      ========    ========    ========    ========
Primary and Fully Diluted
 Net Income Per Share .............   $   0.23    $   0.23    $   0.32    $   0.68
                                      ========    ========    ========    ========
Weighted Average Common Shares
 Outstanding ......................      2,853       3,695       2,853       3,302
                                      ========    ========    ========    ========

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                   Nine Months Ended   Nine Months Ended
                                                    March 29, 1997     March 28, 1998
                                                    --------------     ---------------
Cash Flows From Operating Activities
  Net Income .....................................   $    900        $  2,249
  Depreciation and Amortization ..................      1,104           1,283
  Amortization of Deferred Compensation ..........         46              18
  Loss (gain) on disposals of property,
    plant and equipment ..........................          6              (4)
  Undistributed earnings of affiliate ............          2             (35)

Changes in --
  Accounts receivable (net) ......................     (1,543)         (2,749)
  Inventories ....................................        622          (4,091)
  Prepaid expenses and other .....................        186            (382)
  Accounts Payable ...............................        894           4,129
  Income received not yet earned .................      1,020          (1,500)
  Accrued expenses ...............................        668           1,524
  Income taxes payable ...........................        190             310
  Deferred income taxes, net .....................       --          ($   767)
Net cash flows from operating activities .........      4,095             (15)
                                                     --------        --------
Cash Flows From Investing Activities
Purchase of Building Improvements ................        (15)            --
Purchase of Machinery and Equipment ..............       (238)         (4,444)
Reimbursement of equipment costs .................         16             --
Purchase of Office Furniture & Equipment .........        (34)            (35)
Purchase of Leasehold Improvements ...............         (4)           (477)
Costs incurred for Construction in Progress ......        (76)            409
Proceeds from Sale of Equipment ..................         60               4
Proceeds from Sale of Purchase Option for
  Longmont Facility ..............................       --               834
Cash received from note receivable from officer ..         18               4
Net cash flows from investing activities .........       (273)         (3,705)
                                                     --------        --------
Cash Flows from Financing Activities
Proceeds from Long Term Debt .....................      4,943           9,791
Repayment of Long Term Debt ......................     (8,838)        (11,241)
Cash received from public stock offering .........       --             5,205
Net cash flows from financing activities .........     (3,895)          3,755
                                                     --------        --------

Net Increase (Decrease) in Cash ..................        (73)             35
Cash and Cash Equivalents, beginning of period ...        260             297
Cash and Cash Equivalents, end of period .........   $    187        $    332
                                                     ========        ========

Supplemental cash flow information
Cash paid for interest, net of amounts capitalized   $    481        $    626
                                                     ========        ========
Cash paid (received) for income taxes net of
 amounts refunded ................................   $    117        $  1,603
                                                     ========        ========

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

     Unaudited Financial Information

     The accompanying interim financial information as of March 28, 1998 and for the quarters ended March 29, 1997 and March 28, 1998 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to a fair statement of the results of those interim periods presented. The results of operations for the quarter or the nine months ended March 28, 1998 are not necessarily indicative of the results to be expected for the entire year.

     Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 1997 and 1998 include 52 weeks.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at June 28, 1997, and March 28, 1998 consist of the following:

                                                        June 28,             March 28,
                                                          1997                 1998
Raw materials, net................................    $3,840,000           $6,944,000
Work-in-process...................................         9,000               22,000
Materials for manufacturing systems...............       158,000            1,248,000
Finished Goods....................................     2,153,000            2,037,000
                                                      ----------          -----------
                                                      $6,160,000          $10,251,000
                                                      ==========          ===========

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

             Three months ended      Three months ended        Nine months ended         Nine months ended
               March 29, 1997          March 28, 1998           March 29, 1997            March 28, 1998
Basic......       $0.23                     $0.24                     $0.32                     $0.72
Diluted....        0.23                      0.23                      0.32                      0.68

(3) Sales by Geographic Region

     The breakdown of total sales by geographic region is as follows:

                                                          Fiscal Year Ended            Nine Months Ended
                                                             June 28, 1997               March 28, 1998
                                                            ---------------            ----------------
                                                                                          (unaudited)
Asia (other than Japan) . . . . . . . . . . . .             $19,534,000                 $23,588,000
Japan . . . . . . . . . . . . . . . . . . . . .               6,611,000                   5,732,000
United States . . . . . . . . . . . . . . . . .               5,997,000                  10,439,000
Europe and Other. . . . . . . . . . . . . . . .               2,941,000                   1,755,000
                                                           ------------                ------------
Gross sales . . . . . . . . . . . . . . . . . .              35,083,000                  41,514,000
Less: sales returns and allowances. . . . . . .              (1,033,000)                 (1,778,000)
                                                            -----------                 -----------
Net sales . . . . . . . . . . . . . . . . . . .             $34,050,000                 $39,736,000
                                                            ===========                 ===========

(4) Other Information

     On January 30, 1998 the Company entered into a new lease with a third party lessor for its new production facility in Longmont, Colorado. The Company received $834,000 representing the amount of fair market value in excess of the purchase option price.

     On March 27, 1998, the Company amended its $11.5 million credit facility with a commercial bank. The credit facility originally included a $3 million term loan and $8.5 million line of credit. The amendment converted the term loan into the line of credit and increased the total line of credit to $11.5 million. In addition, a Eurodollar interest rate option was added to the credit facility.

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

OVERVIEW

     The Company's sales historically have been derived primarily from the sale of thin film coated glass to manufacturers of liquid crystal displays (LCDs). Most of the Company's LCD manufacturing customers are located in Asia. Sales to international customers represented approximately 84% of the Company's total gross sales and 83% of thin film coated glass sales in the third quarter of fiscal 1998. The Company expects international sales will continue to represent a significant portion of its net sales. During fiscal 1997, the Company began selling thin film coating (PVD) equipment to flat panel display ("FPD") and other manufacturers, which sales totaled $2.8 million for fiscal year ended 1997.

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

     The Company sells most of its thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers which are in yen. Gross sales in yen were approximately $4.4 million, for fiscal 1997 and $4.5 million for the first nine months of fiscal 1998. The Company does not currently engage in international currency hedging transactions to mitigate its foreign exchange exposure, however, the Company does purchase raw glass from Japan which partially offsets foreign currency risks on thin film coated glass sales. The Company's purchases of raw material denominated in yen were approximately $4.6 million in fiscal 1997 and $5.8 million in the first nine months of fiscal 1998. At March 28, 1998, accounts receivable denominated in yen were approximately $836,000 or approximately 9% of total accounts receivable. At March 28, 1998, accounts payable denominated in yen were approximately $1.6 million, or 21% of total accounts payable. The Company is generally paid by its customers for its yen denominated sales within approximately 15 to 30 days of the date of sale.

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

     Sales during the third quarter of fiscal 1998 were not significantly affected by economic conditions in Southeast Asia; however, certain plasma display manufacturers in Japan and Korea have announced plans to delay, by up to a year, commercialization of plasma displays which may impact their capital equipment purchases and sale of equipment by the Company. The Company continues to monitor and evaluate such conditions and their potential impact on the Company's business including, but not limited to, any future impact on capital equipment expenditures by Asian customers and resulting impact on the Company's thin film coating equipment sales.

     Third quarter results reflected continued strong demand and sales within the Company's core thin film coated glass business. In addition, sales of thin film coating equipment recognized during the third quarter of fiscal 1998 increased substantially over the comparable quarter of fiscal 1997. Sales of thin film coated glass were derived primarily from demand by LCD manufacturers for low information content displays used in applications such as games, watches, calculators, cell phones etc. The Company believes the demand for its thin film coated glass products is driven by the worldwide demand for products utilizing flat panel displays. The end products utilizing flat panel displays continue to proliferate. Short-term demand can fluctuate, however, and the Company is closely monitoring market conditions for their potential impact on demand for sales of the Company's thin film coated glass. Recognition of sales of thin film coating equipment included sales to LCD and electrochromic manufacturers. Coating equipment backlog at the end of the third quarter of fiscal 1998 was $4.3 million compared to $9.4 million for the second quarter of fiscal 1998.

     The Company has initiated operation of a new thin film coated glass production coating line at its new facility in Longmont (Weld County), Colorado. The implementation of STN glass production is expected to continue for the next several quarters. In addition, the Company is in the process of relocating its remaining production operations from its existing Boulder facilities to the new facility in Longmont. As previously disclosed, the Company expects this relocation will negatively impact thin film coated glass sales and operating results of the Company. The relocation is expected to be completed during calendar 1998.

RESULTS OF OPERATIONS

Three Months Ended March 28, 1998 Compared with Three Months Ended March 29,
1997

     Net Sales. Net sales increased 54.1% to $15.3 million in the third quarter of fiscal 1998 from $9.9 million in the third quarter of fiscal 1997. This increase reflected a strong market demand for thin film coated glass and growth in the Company's thin film equipment business. Thin film coated glass net sales increased by 21.5% from the third quarter of fiscal 1997 to the third quarter of fiscal 1998. Thin film equipment net sales increased by $3.6 million from the third quarter of fiscal 1997 to the third quarter of fiscal 1998.

     Gross Profit. Gross profit increased to $3.0 million in the third quarter of fiscal 1998 from $2.2 million in the third quarter of fiscal 1997. As a percentage of net sales, gross profit decreased to 19.3% in the third quarter of fiscal 1998 from 21.8% in the third quarter of fiscal 1997. Thin film coated glass profit margins were reduced due to start up costs of the new thin film production coating line including additional labor, material and training costs as well as costs associated with operating multiple production facilities. The Company expects gross profit margins to be negatively impacted over the next several quarters as the Company continues to relocate its production facilities.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $1.3 million in the third quarter of fiscal 1998 from $923,000 in the third quarter of fiscal 1997 due primarily to additional salary and sales commission expenses. As a percentage of net sales, selling, general and administrative costs were 8.7% for the third quarter of fiscal 1998 compared to 9.3% for the third quarter of fiscal 1997.

     Research and Development. Research and development expenses increased to $324,000 in the third quarter of fiscal 1998 from $181,000 in the third quarter of fiscal 1997. The increase was primarily attributable to additional staffing and related expenses focused on advanced development projects. As a percentage of net sales, research and development expenses increased slightly to 2.1% in the third quarter of fiscal 1998 from 1.8% in the third quarter of fiscal 1997. The Company expects research and development expenditures for the current fiscal year to exceed the prior year's expenditures.

     Interest Income (Expense). Net interest expense decreased to $103,000 in the third quarter of fiscal 1998 from $191,000 in the third quarter of fiscal 1997. Total borrowings were $6.1 million as of March 28, 1998 compared to $6.0 million on March 29, 1997. Average debt levels were less in the third quarter of fiscal 1998 versus the same period of fiscal 1997. In addition, the Company did not incur the Donnelly debt guarantee fee during the third quarter of fiscal 1998, which it had incurred during the same period in fiscal 1997.

     Other Income (Expense). Other income increased by $76,000 in the third quarter of fiscal 1998 over the third quarter of fiscal 1997, due primarily to gains on foreign currency exchange.

     Income Tax Provision. The Company's income tax provision was $435,000 in the third quarter of fiscal 1998 compared to $240,000 in the third quarter of fiscal 1997. The effective tax rate for 1998 is expected to be approximately 34% versus 27% for fiscal 1997. The Company benefited in fiscal 1997 from the use of net operating loss carryforwards. These benefits were not available for fiscal 1998.

Nine Months Ended March 28, 1998 Compared with Nine Months Ended March 29, 1997

     Net Sales. Net sales increased 65.4% to $39.7 million in the first nine months of fiscal 1998 from $24.0 million in the first nine months of fiscal 1997. This reflected both strong market demand for thin film coated glass and growth in the Company's thin film equipment business. Thin film coated glass net sales increased by 34.0% from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. Thin film equipment net sales increased by $8.3 million from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. Sales of thin film coating equipment commenced during the first quarter of fiscal 1997.

     Gross Profit. Gross profit increased to $8.0 million in the first nine months of fiscal 1998 from $4.4 million in the first nine months of fiscal 1997. As a percentage of net sales, gross profit increased to 20.1% in the first nine months of fiscal 1998 from 18.4% in the first nine months of fiscal 1997. This improvement was due to higher gross profit margins for the thin film coating equipment business, offset partially by reduced gross profit margins on thin film coated glass. Thin film coated glass profit margins were reduced due to start up costs of the new thin film production coating line including additional labor, material and training costs as well as costs associated with operating multiple production facilities. The Company expects gross profit margins to be negatively impacted over the next several quarters as the Company continues to relocate its production facilities.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $3.4 million in the first nine months of fiscal 1998 from $2.1 million in the first nine months of fiscal 1997 due primarily to additional salaries, sales commissions, recruiting and other expenses. As a percentage of sales, selling, general and administrative costs were 8.6% for the first nine months of fiscal 1998 compared to 8.8% for the comparable period of fiscal 1997.

     Research and Development. Research and development expenses increased to $941,000 in the first nine months of fiscal 1998 from $489,000 in the first nine months of fiscal 1997. The increase was primarily attributable to increased staffing and related expenses focused on advanced development projects. As a percentage of net sales, research and development expenses increased slightly to 2.4% in the first nine months of fiscal 1998 from 2.0% in the first nine months of fiscal 1997. The Company expects research and development expenditures for the current fiscal year to continue to exceed the prior year's expenditures.

     Interest Income (Expense). Net interest expense decreased to $360,000 in the first nine months of fiscal 1998 from $642,000 in the first nine months of fiscal 1997. Total borrowings were $6.1 million as of March 28, 1998 compared to $6.0 million on March 29, 1997. Average debt levels for the first nine months of fiscal 1998 were less than average borrowings for the comparable period of fiscal 1997.

     Other Income (Expense). Other income increased by $86,000 in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 due primarily to gains on foreign currency exchange.

     Income Tax Provision. The Company's income tax provision was $1.1 million for the first nine months of fiscal 1998 compared to $337,000 for the first nine months of fiscal 1997. The effective tax rate for 1998 is expected to be approximately 34% versus 27% for fiscal year 1997. The Company benefited in fiscal 1997 from the use of net operating loss carryforwards. These benefits were not available for fiscal 1998.

Liquidity and Capital Resources

     The Company has primarily funded its operations with cash generated from operations and with borrowings. Cash provided by operating activities for the first nine months of fiscal 1998 were ($15,000) compared to $4.1 million for the corresponding period in fiscal 1997 due primarily to increases in inventory and accounts receivable offset partially by increases in accounts payable. In November and December, 1997, the Company received net proceeds of $5.2 million in connection with its initial public offering. The proceeds were used to pay down long-term debt and for working capital. As of March 28, 1998, the Company had cash and cash equivalents of approximately $332,000 and working capital of $8.7 million. As of March 28, 1998, accounts receivable were approximately $9.2 million.

     The Company has an $11.5 million credit facility with a commercial bank which expires June 30, 2000 which originally included a $3.0 million term loan and an $8.5 million line of credit. On March 27, 1998 the credit facility was amended to convert the term loan and increase the line of credit to $11.5 million. As of March 28, 1998, the Company had approximately $5.8 million outstanding on its credit facility.

     Capital expenditures for the nine months ended March 28, 1998 were $4.5 million, compared to $351,000 for the nine months ended March 29, 1997. The Company has begun operation of its new thin film production coating line and is continuing to prepare its new facility to accommodate the move of the operations from Boulder to Longmont, Colorado. Capital expenditures for the current year are now expected to be approximately $5 million. The Company is currently negotiating the sale of its existing production facility in Boulder.

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

                               Three Months Ended                                    Nine Months Ended
                           March 29,                March 28,                  March 29,                March 28,
                             1997                     1998                       1997                      1998
                          -----------              -----------                ----------                -------
Basic                     $0.23                    $0.24                      $0.32                     $0.72
Diluted                    0.23                     0.23                       0.32                      0.68

                                     PART II
                                OTHER INFORMATION



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




                                           APPLIED FILMS CORPORATION



                                           /s/ Thomas T. Edman
Date: 5/12/98                              Thomas T. Edman
                                           President and Chief Executive Officer


                                           /s/ Thomas D. Schmidt
Date: 5/12/98                              Thomas D. Schmidt
                                           Chief Financial Officer