Form 10-K
period 1998-06-27
APPLIED FILMS CORP
filed 1998-09-17
CIK 1040660

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934 For the fiscal year ended June 27,
                                      1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________
                          Commission file number 23103

                            APPLIED FILMS CORPORATION
             (Exact name of registrant as specified in its charter)

                 COLORADO                                      84-1311581
       (State of other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                   9586 I-25 Frontage Road, Longmont CO 80504
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 774-3200

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Exchange
            Title of Each Class                         on Which Registered
              Common Stock                             Nasdaq National Market

        Securities registered pursuant to Section 12(g) of the Act: None
                                (Title of Class)
                      ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $3.25 as of September 1, 1998, was $11,292,011. As of September 1, 1998, there were outstanding 3,474,465 shares of the Company's Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 1998 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1:  Business

     The following discussion contains trend information and other forward-looking statements (including statements regarding future operating results, future capital expenditures, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "ITEM 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations" and the section entitled "Certain Factors." All period references are to the Company's fiscal periods ended June 27, 1998, June 28, 1997 or June 29, 1996, unless otherwise indicated.

ITEM 1(a):  General Development of Business

General

     Applied Films Corporation ("Applied Films" or the "Company") utilizes and develops thin film technology for the flat panel display ("FPD") industry. The Company supplies thin film coated glass for use primarily in liquid crystal displays ("LCDs") as well as other applications. The Company more recently began selling thin film coating equipment to FPD manufacturers. Applied Films believes that it is able to address a broad array of the FPD market through the combination of its thin film coated glass business and its coating equipment business.

     FPDs are found in a wide variety of consumer and industrial products, including cellular telephones, calculators, laptop computers, pagers, scientific instruments, televisions, video games, gasoline pumps, automotive instruments, point-of-sale terminals and a number of other electronic devices. Most FPDs require optically transparent, electrically conductive thin films coated on glass substrates. These thin films transmit electrical power to picture elements of the displays and allow light to pass to the viewer. As FPDs become larger, thinner, and more information intensive, the thin film coated glass used in the displays must meet more demanding performance standards.

     The Company primarily supplies thin film coated glass for TN LCDs. Applied Films also sells a smaller portion of thin film coated glass for black and white STN LCDs Lower information content TN LCDs are most commonly used for simple displays such as those found on watches and calculators. Higher information content STN LCDs are typically larger displays with higher information content and are used for applications such as displays for cellular telephones, pagers and personal digital assistants. Applied Films believes its position as a leading supplier of thin film coated glass for lower information content LCDs provides it with continued growth opportunities in the TN and STN LCD markets.

     The coating of thin films onto glass for certain higher information content FPDs involves a number of intermediate process steps, and is therefore more suitably performed in-house by display manufacturers. Therefore, the Company has begun offering its thin film coating equipment to manufacturers of FPDs such as plasma display panels ("PDPs"), as well as manufacturers of LCDs. Since entering the coating equipment business in fiscal 1997, the Company has sold four systems with an aggregate purchase price of approximately $17.5 million. As of June 27, 1998, the Company's backlog from such equipment sales was approximately $950,000. Applied Films has also developed, and applied for a patent on, a process for sputtering (a form of physical vapor deposition) magnesium oxide ("MgO") which the Company believes may represent a significant competitive advantage in the emerging market for thin film coating equipment for PDPs.

     The Company was originally incorporated in Colorado as Applied Films Lab, Inc. On March 2, 1976. On May 1, 1992, the Company merged with Donnelly Coated Corporation, a wholly owned subsidiary of Donnelly Corporation of Holland, Michigan. During fiscal 1994, the Company ceased using capacity in Holland, Michigan and began operating solely in Boulder, Colorado. During fiscal 1998, the Company moved the majority of its manufacturing facilities to Longmont, Colorado. The remaining production capacity at the Boulder facility is expected to be relocated to the Longmont facility by September 30, 1998.

Strategy

     The Company's objective is to be a leading provider of thin film solutions to the FPD industry. The following are key elements of the Company's strategy to achieve this objective:

     Leverage Technology and Process Leadership. The Company intends to leverage its thin film technology and process capabilities to address the evolving requirements for more sophisticated, technologically advanced FPDs. Specifically, the Company intends to continue to enhance its own thin film coating systems, both in terms of the production efficiency of the systems and the technical characteristics obtained with certain coatings. The Company also intends to continue to develop and offer thin film coating equipment capable of achieving high productivity and providing technologically advanced thin film solutions.

     Expand Thin Film Coating Equipment Business. Due to the anticipated growth in demand for higher information content FPDs, Applied Films believes there is opportunity for the Company to sell thin film coating equipment to FPD manufacturers. Since entering the coating equipment business in fiscal 1997, the Company has sold four systems (at an average purchase price of $4.4 million per system) for applications which include PDPs , electrochromic automotive mirrors and LCDs. The Company believes its technological capabilities, its history of designing, developing and improving its own thin film manufacturing systems, and its extensive operational experience provide it with competitive advantages in selling thin film coating equipment to others.

     Applied Films' goal is to become a major supplier of thin film coating equipment to the emerging PDP market. The Company intends to address this market by offering both pilot systems and full scale production systems for the sputtering of the three thin film layers required by PDPs (indium tin oxide ("ITO"), MgO, and chrome-copper-chrome ("CrCuCr")). Currently the main production method used for applying the MgO layer is vacuum evaporation which, as displays become larger, presents difficulties for film uniformity. A major drawback of the sputtering process for MgO has been its very slow sputtering rate. However, the Company recently developed, and has filed a patent application which the Company believes may allow MgO glass coatings to be applied at lower cost, with increased speed and with greater uniformity than evaporation. The Company has delivered one pilot system to a Korean PDP manufacturer for use in applying CrCuCr and is presently providing MgO film samples to other prospective PDP customers. See "Certain Factors -- Uncertainties Related to Coating Equipment Business."

     Capture Increased Share of Thin Film Coated Glass Market. Applied Films believes its position as a leading supplier of thin film coated glass for the FPD market provides it with continued growth opportunities in that market. The Company will pursue continued growth of its coated glass business by (i) seeking to be a low cost producer, by building its own coating systems and achieving technology-based manufacturing efficiencies, (ii) leveraging the Company's long-standing relationships with many of the world's key FPD customers, and
(iii) pursuing strategic business relationships to expand the Company's customer base and manufacturing capacity. For instance, the Company has entered into a relationship with Nippon Sheet Glass Co., Ltd. ("NSG"), a major Japanese glass manufacturer to supply much of the TN and black and white STN coated glass needs of NSG's customers. This three-year agreement provides a framework for the sale by the Company of its coated glass through NSG to NSG's customers. The agreement can be terminated by either party on three months' notice and does not obligate NSG to purchase a minimum amount of coated glass from the Company. The Company believes that pursuant to this agreement, it will provide a significant portion of NSG's customers' coated glass needs. In addition, during fiscal year 1998, the Company announced its intent to enter into a 50/50 joint venture agreement with NSG to produce thin film coated glass in Suzhou, China for use in LCD displays. Under this joint venture, Applied Films anticipates having closer access to its key customer base in Southeast Asia. Nevertheless, the Company is aware of new capacity being brought online by competitors in Asia during calendar years 1998 and 1999. This new capacity, coupled with weakening demand and prices, will have an adverse effect on the Company's sales and financial performance. See "Certain Factors -- International Markets."

ITEM 1(b):  Financial Information About Industry Segments

     The Company supplies coated glass and glass coating equipment primarily to LCD manufacturers, neither of which are currently considered to be in separate industry segments. For further discussion see "ITEM 8: Financial Statements and Supplementary Data -- Note 2: Significant Accounting Policies -- Recently Issued Accounting Standards."

ITEM 1(c):  Narrative Description of Business

Products and Manufacturing

         The following table sets forth the Company's gross sales by its major product categories (excluding returns and allowances) for its last three fiscal years:

                                                                                     Fiscal Year Ended
                                                                    June 27, 1998      June 28, 1997        June 29, 1996
                                                                                        (In thousands)
TN Glass..................................................           $29,189              $24,366              $18,972
STN Glass.................................................             4,844                3,676                1,499
Other Coated Glass........................................             7,210                4,257                2,141
Thin Film Coating Equipment...............................            13,908                2,784                  ---

     Thin Film Coated Glass used for TN LCDs. Thin film coated glass for TN LCDs is manufactured by depositing silicon dioxide ("SiO2") and ITO onto glass purchased primarily in four thicknesses, 1.1 millimeters, 0.7 millimeters, 0.55 millimeters, and 0.4 millimeters. The thin film coated glass is sold in a variety of sizes ranging from roughly 300 millimeters square to 400 millimeters by 500 millimeters. TN LCDs are most commonly used for simple displays such as those found on watches, calculators and electronic instruments. They offer good contrast and acceptable response time for simple readout operations, are relatively inexpensive to produce and require very low power to operate. TN LCDs typically are not used for high information content displays such as those used in laptop computers. However, TN LCDs are the best all around choice for many products, and current advances in display technologies are permitting this lower cost glass to be used for other, new applications such as in the automotive industry.

     Thin Film Coated Glass used for black and white STN LCDs. This product is more complex and expensive to manufacture than thin film coated glass for TN LCDs. STN LCD product in most instances, requires that the Company purchase higher quality, flatter glass. In addition, glass for many STN LCDs requires a thicker ITO coating to improve conductivity, commonly requiring a longer production cycle time. The Company has converted one of its TN LCD coating systems to meet these needs and, during fiscal 1998, brought on line a new coating system capable of manufacturing thin film coated glass for black and white STN LCDs. There is a wider range of information density on STN LCDs ranging from low information displays such as personal digital assistants to high information density displays.

     Other Thin Film Coated Glass. The Company's other thin film coated glass consists primarily of ITO thin film coated glass for automatically dimming electrochromic automotive mirrors, chrome and rhodium thin film coated glass for dental mirrors, chrome-copper-chrome coatings for PDPs, and gold, silver and other coatings for certain small orders and applications under development.

     Thin Film Coating Equipment. The Company has designed and built several generations of high volume thin film production systems capable of meeting the needs of customers requiring in-house production of thin film coated glass, primarily in the FPD industry. The Company has supplied thin film coating equipment for use in producing LCDs, PDPs and automatically dimming (electrochromic) automotive mirrors. The Company's present coating equipment product line includes three basic platforms: (i) the Venture Series in-line vertical system which provides reduced particle defect levels and high throughput for use in FPD and other high volume applications, (ii) the Pilot Series, a line of sputtering systems for research and development, and limited production, and (iii) the Alliance Series, which is a new platform being designed and built by the Company. The Pilot system can be upgraded to a Venture system as customer requirements increase. The Alliance Series is an advanced concept thin film equipment system addressing automation, increasing display size and low-particulate requirements of FPD and PDP display manufacturers. The design and building of the Alliance Series will account for a significant portion of the Company's capital expenditures in fiscal 1999. Included within each of the Company's platforms is the Company's proprietary, user-friendly software using computer touch screens. The Company's thin film coating systems provide for all coating and heat treating within the equipment using processes pioneered and developed by the Company. The Company's thin film coating systems range in selling price from approximately $2.0 million for a simply configured system to approximately $6.0 million for the largest system.

     Process Flow. One of the Company's primary process elements and core competencies in the manufacture of thin film coated glass is the preparation of the glass for coating in high volumes. The cleaning process, the lack of pinholes in the coating, and the absence of any contamination on or under the coating are critical in the manufacturing process. After cleaning and preparation, the glass enters a HEPA filtered clean room where it is loaded onto the coating system. After removal of the substrate from the system, it must be inspected for defects and optical, electrical and thickness properties. This is done using various devices and in some cases visually. The Company continually works to improve its glass cleaning and product inspection capabilities.

Sales, Marketing, and Customers

     Most of the Company's thin film coated glass sales are handled by an internal sales force of four individuals based in Longmont and one based in China. Sales in Taiwan, Japan and Korea are handled through outside sales representatives who are supported by the Company's internal personnel. Other Company personnel, including its Chief Executive Officer, Vice President - Sales & Marketing and Quality Assurance Manager, make regular trips to visit foreign customers to ensure proper customer service. The Company generally sells its thin film coated glass products on open account or letter of credit and its customer payment history has been excellent.

     Sales of the Company's systems involve a broad-based effort at various levels within the Company. Much of the sales effort in the systems area is undertaken by the Company's technical and marketing groups, including a sales office in Japan. The sales process for coating equipment is long-term, involving multiple visits to and by the customer and nine to twelve months of technical sales effort. Systems sales are handled through independent sales and service representatives in each region who have been selected with an emphasis on their ability to provide post sales service and support. The Company generally sells its thin film coating systems with progress payments.

     Approximately 78% of the Company's fiscal 1998 gross sales were derived from exports, primarily to Asia. See "Certain Factors -- International Markets." In the same period, the Company served 131 customers in 15 countries. In fiscal 1998, the Company's ten largest customers accounted for approximately 78% of the Company's gross sales. The principal demand for thin film coated glass is in Asia and the Company's customers for thin film coating equipment have been in Korea, Taiwan and the United States. The Company believes its potential geographic market for thin film coating equipment includes all the major geographic regions in which FPD manufacturing takes place. See "Certain Factors -- Uncertainties Related to Coating Equipment Business" and "-- Dependence on Key Customers, Limited Number of Customers." Sales to two customers, Wintek Corporation and Gentex Corporation, represented approximately 33% and 15% of gross sales for fiscal 1998, respectively. Sales to both customers for fiscal 1998 included sales of thin film coating equipment and thin film coated glass. Sales to these two customers are expected to decline significantly in fiscal 1999.

     The Company's gross sales (excluding returns and allowances) of thin film coated glass by geographic region during each of the last three fiscal years were as set forth below. Sales are assigned to a region based upon where the contract for purchase is formed.

                                                                                           Fiscal Year Ended
                                                                             June 27,           June 28,          June 29,
                                                                              1998               1997              1996
                                                                             ------             ------            -----
                                                                                             (In thousands)
Asia (other than Japan)........................................            $24,124            $17,059           $12,776
Japan..........................................................              7,824              6,611             4,288
United States..................................................              6,991              5,688             4,049
Europe and Other...............................................              2,304              2,941             1,499

     The Company believes the Japanese market represents a substantial national market for coated glass. The Company has entered into an agreement with NSG to supply TN and black and white STN coated glass which will assist the Company's effort to further penetrate the Japanese market. The agreement, however, does not obligate NSG to purchase any minimum amount of coated glass from the Company. See "-- Strategy -- Expand Thin Film Coating Business."

     A key aspect to serving the needs of its international customers is just-in-time delivery of its products. The Company utilizes warehouses in Japan and Hong Kong to meet this need. The Company has announced its intention to enter into a 50/50 joint venture agreement with NSG to produce thin film coated glass in Suzhou, China, for use in LCD displays. Under the joint venture agreement, Applied Films will have closer access to its key customer base in Southeast Asia and use of an existing production facility, while reducing operating and transportation costs. The joint venture is in the start-up phase, but the Company currently anticipates the joint venture will commence production of products in calendar year 1999. NSG currently operates a production coater in China which will be included in the joint venture. The joint venture will also purchase a production coater from the Company. Both the Company and NSG are expected to contribute equity capital of $3.2 million each during fiscal 1999. The Company expects to fund this investment in the joint venture through additional borrowings under its revolving credit facility and the sale of coating equipment to the joint venture. See "ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company has established direct links between the Company's quality control management and customers to help assure quality product performance. The Company also has a product support laboratory in Longmont available for its customers. Using this program, customers can directly contact Company staff to help analyze product problems or questions they may have in their own manufacturing process. With its analytical capability, the Company's technical sophistication can be brought to bear directly on the customers' applications.

     Although international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global products and service demand. Many Pacific Rim countries are currently experiencing banking and currency difficulties that have led to economic recession in those countries. These difficulties are having a material adverse effect on the Company's business. See "Certain Factors -- International Markets" and see "ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Sales and purchases are generally denominated in U.S. dollars and Japanese yen. The Company does not currently engage in currency hedging transactions. To the extent the Company must transact business in foreign currencies and is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses in foreign currency transactions.

Seasonality

     The Company's business is not particularly seasonal. However, production output is affected by holidays, vacations and available workdays. The Company's business is subject to significant quarterly and annual fluctuations. See "Certain Factors -- Fluctuations in Demand and Annual and Quarterly Operating Results."

Working Capital

     The Company extends credit to its customers, either through open accounts or through letters of credit. Equipment customers generally make a significant advance deposit followed by progress payments based upon equipment completion and delivery. The Company utilizes inventory warehouses in Hong Kong and Japan.

Backlog of Orders

     The Company generally does not maintain a material backlog of orders for coated glass sales. Orders are generally shipped within 30 to 60 days of order receipt. Backlog of orders are maintained for equipment sales due to the longer lead and construction times. Backlog for equipment sales totaled $950,000 as of June 27, 1998, versus $5.3 million as of June 28, 1997.

Environmental Matters

     Like similar companies, the Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurances that material costs or liabilities will not be incurred in connection with such claims.

     Certain Environmental Laws regulate air emissions, water discharges, hazardous materials and wastes and require public disclosure related to the use of various hazardous or toxic materials. The Company's operations are also governed by Environmental Laws relating to workplace safety and worker health. Compliance with Environmental Laws may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements.

     Based upon its experience to date, the Company believes that the future cost of compliance with existing Environmental Laws, and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on the Company's financial position or results of operations and cash flows. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory authorities, may give rise to additional expenditures or liabilities that could be material.

Suppliers

     Thin Film Glass. The thin glass used by the Company in its manufacturing represents its most significant material cost. The required quality, in terms of flatness and visible imperfections, limits the number of available suppliers. Five companies worldwide currently manufacture to these quality standards. The Company currently purchases glass from four of these suppliers. The Company is vulnerable to increased costs of thin glass. The Company regularly evaluates methods of reducing its cost of glass. The Company's other primary raw materials for thin film coated glass are SiO2 and ITO. The Company currently purchases SiO2 from one supplier, although it believes alternative sources of supply could be developed if necessary. Other coating materials, currently used to a lesser extent by the Company, include materials which are available from few suppliers. See "Certain Factors -- Limited Sources of Supply."

     Thin Film Coating Equipment. In its thin film equipment business, the Company uses various suppliers of machined components, pump systems, logic controllers and other components and features. It has no single source for any principal components in this aspect of its business.

     To date, the Company has not experienced any material interruption in the supply of its raw materials or components; however, if the Company were to experience significant delays, interruptions, reductions in the supply of raw materials, or material supplier price increases, the Company's business,
operating  results,  or  financial  condition  could  be  materially   adversely
affected.

Competition

     Competition in the market for thin film coated glass for FPDs is intense. Competition is based primarily on price and to a lesser extent on quality, delivery, and customer service. In addition, the Company believes the ability to anticipate shifts in the market and customer needs for thin film coated glass features are important competitive factors. Although certain of the Company's potential competitors have considerably greater financial, research, technical, and sales and marketing resources than the Company, the Company believes that it competes favorably with respect to each of these factors. The Company is aware of approximately ten thin film coated glass competitors worldwide. Certain of these competitors are also manufacturers of thin glass required for thin film components and several are users of thin film coated glass. These are large companies with significant research and development funding and extensive thin film technology background. All of the Company's principal thin film coated glass competitors are located outside the United States, primarily in Asia. The Company is aware of new capacity being brought online by competitors during calendar years 1998 and 1999. This new capacity, coupled with weakening demand and prices, is having an adverse effect on the Company's sales. See "Certain Factors -- Highly Competitive Market Environment."

     Both  Company  suppliers  and  customers  could,  conceivably,   vertically
integrate to manufacture the products produced by the Company.

     In manufacturing thin film coating equipment, the Company competes against two established equipment manufacturers which are much larger than the Company:
Ulvac Japan, Ltd. in Japan and Balzers Process Systems in Germany. Competition is based on performance and process technology, after-sales support and service and price, and the Company believes it competes favorably with respect to each of these factors. Key performance and technology issues include technical capability, systems design, product uniformity, yields, target utilization and throughput. The Company is also the only major thin film coating equipment manufacturer that also manufactures thin film coated glass for the FPD market. The Company believes the experience, expertise and synergy resulting from this provide it with a competitive advantage.

Research and Development

     The Company's historical success has depended in large part on successful, focused research and development in thin film technology, processes and equipment. The Company believes that its continued success depends on the development of new or improved technology, processes, products, and equipment. In fiscal 1996, 1997 and 1998, research and development expenditures were 4.4%, 2.2%, and 2.3% of the Company's net sales for those years.

Proprietary Rights

     The Company's proprietary technology is principally related to design of its processes, its process control, and the transfer of this knowledge to the design of new equipment. Historically, the Company has relied primarily on trade secret laws and third-party nondisclosure agreements, as opposed to patent protection, to protect its proprietary technology. Nevertheless, the Company has recently applied for a patent with respect to certain developments in thin film process and device technology. Trade secret protection can be preferable over patent protection in part due to the expense and difficulty of obtaining and enforcing foreign patent applications and due to the fact that patents become part of the public record. The Company's success is heavily dependent upon its proprietary processes. The Company believes that due to the rapid pace of innovation within its industry, factors such as technological and creative skilled personnel, the ability to develop and enhance systems, knowledge and experience of management, reputation, product quality and customer service and support are more important for establishing and maintaining a competitive position within the industry than are patent or other legal protections for its technology. There can be no assurance, however, that the steps taken by the Company to protect its proprietary rights will be adequate, to prevent misappropriation of such rights or that third parties will not independently develop a functionally equivalent or superior technology.

Employees

     As of fiscal year end 1998, the Company employed 296 people, including 241 in thin film coated glass production, 21 in thin film coating systems, 7 in marketing and sales, 9 in research and development and 18 in accounting, human resources, and other administrative personnel. None of the employees are unionized. The Company considers its relationship with its employees to be good.

     The Company focuses on enhancing sound manufacturing systems and applying key concepts of high performance work systems to improve its ability to grow rapidly, excel at product cost, quality, and delivery, and encourage continuous improvement and innovation. The Company's fundamental work units are teams, including multi-skilled production teams responsible for start-to-completion manufacturing and teams focused on technology development, and innovation. Coordination and direction are established through extensive work force education, participative leadership and management, and shared goal setting, communication, and performance feedback.

     The Company operates under a participative management system which the Company believes enhances productivity by emphasizing individual employee opportunity and participation both in operating decisions and in the Company's profitability. The Company maintains a discretionary monthly profit sharing plan for full-time nonexecutive employees. The Company believes this emphasis assists with enhanced productivity, cost control, and product quality and has helped the Company attract and retain capable employees.

     The Company announced in August, 1998 a reduction in production output and workforce levels due to a slowdown in its Asian business. One of the Company's thin film production coaters (System 7) was shut down effective August 3, 1998. It is uncertain how long the Asian slowdown will continue or if additional production output or workforce reductions will be necessary.

Executive Officers, Directors and Key Employees

     The executive officers, directors and key employees of the Company are as follows:

                     Name                       Age                                    Position
Cecil Van Alsburg.............................. 61               Director, Chairman of the Board
Thomas T. Edman................................ 36               Director, President, Chief Executive Officer
John S. Chapin................................. 57               Director, Vice President - Research, Secretary
C. Richard Condon.............................. 53               Vice President - Engineering
Graeme Hennessey............................... 60               Vice President - Sales and Marketing
Thomas D. Schmidt.............................. 43               Chief Financial Officer and Treasurer
James Knister.................................. 60               Director
Chad D. Quist.................................. 36               Director
Jeffrey K. Fergason............................ 39               Director
Richard P. Beck................................ 65               Director
Roger Smith.................................... 57               Director of Materials
Russell W. Black............................... 38               Director of Operations - Thin Films Systems
John J. Kester................................. 48               Advanced Development Manager

     Cecil Van Alsburg co-founded Applied Films Lab, Inc. in 1976 and served as President and Chief Executive Officer from 1976 to May 1998. Mr. Van Alsburg has also served as a director of Applied Films Corporation since its inception and has been Chairman of the Board since January 1998. Prior to 1976, Mr. Van Alsburg was employed in various capacities by Donnelly Corporation for which he had worked since 1957. Mr. Van Alsburg majored in civil engineering and architecture at the University of Michigan.

     Thomas T. Edman has been employed by the Company since June 1996 and has served as its President and Chief Executive Officer since May 1998. From June 1996 until May 1998, Mr. Edman served as Chief Operating Officer and Executive Vice President. Mr. Edman has also served as a director of Applied Films Corporation from July 1998 to the present. From 1993 until joining the Company, he served as General Manager of the High Performance Materials Division of Marubeni Specialty Chemicals, Inc., a subsidiary of a major Japanese trading corporation. Mr. Edman obtained a bachelors of arts in East Asian studies (Japan) from Yale and, in June 1993, a masters degree in business in multinational management and marketing from The Wharton School at the University of Pennsylvania.

     John S. Chapin co-founded Applied Films Lab, Inc. in 1976 and has continuously served as Vice President - Research and a director of Applied Films Corporation since its inception. Mr. Chapin is the inventor of the planar magnetron and co-inventor of a reactive sputtering process control. Mr. Chapin obtained a bachelors of science degree in geophysics from the Colorado School of Mines and a masters degree in electrical engineering from the University of Colorado.

     C. Richard Condon co-founded Applied Films Lab, Inc. in 1976 and has continuously served as its Vice President - Engineering since its inception. Mr. Condon also served as a director of Applied Films Corporation from 1976 until July 1998. Mr. Condon is responsible for the Company's advanced coating systems design, with over 25 years experience in the thin film industry. Mr. Condon obtained a bachelors of science degree in physics from the University of Colorado and an associates degree in mechanical engineering from the Wentworth Institute.

     Graeme Hennessey has served as the Company's Vice President - Sales and Marketing since April 1993. From 1980 until he joined the Company, Mr. Hennessey was employed by Donnelly Corporation as a product line manager where he was responsible for sales and marketing as well as manufacturing. Mr. Hennessey obtained a bachelors of science degree in physics from Catholic University of America and a masters degree in physics from Fordham University.

     Thomas D. Schmidt has been employed by the Company since March 1997 and serves as Chief Financial Officer and, since July 1998, as Treasurer. From October 1995 until he joined the Company, Mr. Schmidt served as a consultant to other companies. From 1992 to 1995, Mr. Schmidt served as Chief Financial Officer of Concord Resources Group, Inc., an environmental services company, and from 1977 to 1992, in various financial positions with Conrail, Inc. Mr. Schmidt obtained a bachelors of science degree in business/accounting from West Chester University and a masters degree in business from Villanova University. He is a certified public accountant.

     James A. Knister has been a director of the Company since 1992 and served as the Company's non-employee Chairman from 1996 until January 1998. Mr. Knister has been the Group Managing Director of Ventures at Donnelly Corporation since January 1997. From 1967 until December 1996, Mr. Knister served in various capacities at Donnelly Corporation including, from 1981 to 1994, as Senior Vice President and Chief Financial Officer and, from 1994 until December 1996, as a Senior Vice President. Mr. Knister also serves on the Board of Directors of X-Rite, Incorporated. Mr. Knister obtained a bachelors of science degree in industrial engineering and a masters degree in business administra tion from the University of Michigan.

     Chad D. Quist has been a director of the Company since April 1997. Mr. Quist is the President of Information Products, Inc., a wholly-owned subsidiary of Donnelly Corporation, and has been employed by Donnelly since 1995. Information Products, Inc. is a leading supplier of glass components for the touch screen industry. From 1989 to 1995, Mr. Quist served as Vice President of Fisher-Rosemont, Inc., an industrial instrumentation company. Mr. Quist obtained a bachelors degree in engineering from Stanford University and a masters degree in business administration from the Kellogg Graduate School of Business at Northwestern.

     Jeffrey K. Fergason has been a director of the Company since 1997. Mr. Fergason has served as President of i-o Display Systems LLC, an electronics company, since August 1997. Mr. Fergason also has served as President of Ilixco, Inc., a company which integrates liquid crystal displays, electronics and advanced optical systems, since October 1996. From 1990 to 1996, Mr. Fergason served as President of OSD Envizion, Inc., an electronic welding safety products company. Mr. Fergason obtained a bachelors of business administration degree from Kent State University and a masters degree in business administration from Pace University.

     Richard P. Beck has been a director of the Company since May 1998. Since 1992, Mr. Beck has served as Chief Financial Officer of Advanced Energy Industries, Inc., a manufacturer of power conversion and control systems. Since 1995, Mr. Beck has also served as a director of Advanced Energy Industries, Inc. From 1987 to 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck obtained a bachelor's of science degree in accounting and a masters degree in business administration in finance from Babson College.

     Roger Smith has served the Company since July 1998 as its Director of Materials. From May 1993 until July 1998 Mr. Smith served as the Company's Treasurer. Prior to joining the Company, Mr. Smith was employed for 33 years by Donnelly Corporation in various capacities, including controller and project manager.

     Russell W. Black has been employed by the Company since December 1996 as its Director of Operations -- Thin Film Systems. From 1994 until March 1996, Mr. Black served as Engineering Manger at Applied Komatsu Technology, a capital equipment supplier to the FPD industry, and from 1990 to 1993, as an Engineering Manager at Varian Associates, Inc., a capital equipment supplier to the semiconductor industry. Mr. Black obtained a bachelors of science degree in engineering technology from California State Polytechnic University. In 1995, Mr. Black pleaded guilty to one count of wire fraud in United States District Court. Mr. Black was sentenced to 18 months probation and 50 hours of community service and was ordered to pay approximately $7,500 in fines and restitution. Mr. Black's probation was terminated by the court after 10 months.

     John J. Kester has been employed by the Company since June 1997 as its Advanced Development Manager. From 1995 until he joined the Company, Dr. Kester served as Research and Development Manager at Golden Photon, a subsidiary of Golden Technologies, a manufacturer of photovoltaic modules, and from 1989 to 1995, as a Division Chief in the research division of the United States Air Force where he managed the Basic Research Division at the USAF Academy. Dr. Kester obtained a bachelors degree from Colorado College and a masters degree and doctorate in physics from Washington University, St. Louis.

     The Company's Board of Directors is currently composed of seven directors, divided into three classes. Messrs. Van Alsburg and Chapin serve in the class whose term expires in 1998; Mr. Quist serves in the class whose term expires in 1999, and Mr. Knister serves in the class whose term expires in 2000. Upon the expiration of the term of each class of directors, directors comprising that class will be elected for a three-year term at the next succeeding annual meeting of shareholders. Messrs. Edman, Fergason and Beck were appointed to the Board of Directors to fill vacancies, and their terms, therefore, expire in 1998. Upon the expiration of the term of a director appointed to fill a vacancy, that director will be elected to an appropriate term at the next succeeding annual meeting of shareholders. Each director holds office until that director's successor has been duly elected and qualified. Selection of the nominees for the Board of Directors is made by the entire Board of Directors.

     Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

ITEM 1 (d):  Information About Foreign Operations

     See "ITEM 1(c): Narrative Description of Business -- Sales, Marketing, and Customers."

ITEM 2:  Properties

     The Company's headquarters and the majority of its manufacturing facilities are located in Longmont, Colorado in approximately 127,000 square feet of leased space. The Company also has production capacity in its Boulder facility, which capacity is expected to be relocated to the Longmont facility by September 30, 1998. The Company has sales offices in China and Japan and utilizes inventory warehouses in Japan and Hong Kong.

     The Company believes its facilities are modern, well-maintained and adequately insured and are well-utilized.

ITEM 3:  Legal Proceedings

     The Company is not presently involved in any legal proceedings which, if not settled in favor of the Company, would individually or collectively, have a material adverse impact on its financial condition.

ITEM 4:  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of fiscal 1998 to a vote of the Company Shareholders.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The discussions in this Report on Form 10-K and the documents incorporated herein by reference which are not statements of historical fact (including statements in the future tense and those which include terms such as "believe," "will," "expect," and "anticipate") contain forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the effect of changing worldwide economic conditions, such as those in Asia, the risk of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other factors including those discussed in ITEM 1 above in this Report and in the Management's Discussion and Analysis of Financial Condition and Results of Operations in ITEM 7, as well as those discussed elsewhere in this Report and the documents incorporated herein by reference.

                                 CERTAIN FACTORS

Fluctuations in Demand and Annual and Quarterly Operating Results

     The Company has experienced and may continue to experience significant annual and quarter- to-quarter fluctuations in its operating results. The Company's annual and quarterly operating results may fluctuate as a result of a variety of factors including: (i) customer demand, such as general economic conditions in the FPD industry, market acceptance of products of both the Company and its customers, changes in product mix, and the timing, cancellation or delay of customer orders and shipments; (ii) competition, such as competitive pressures on prices of the Company's products, as well as those of its customers, and the introduction or announcement of new products by competitors; and new production capacity added by competitors; (iii) manufacturing and operations, such as fluctuations in availability and cost of raw materials and production capacity, the transfer of equipment and personnel to the Company's new manufacturing facilities, and the hiring and training of additional staff;
(iv) fluctuations in foreign currency exchange rates; (v) new product development, such as increased research, development and engineering, as well as marketing expenses associated with new product introductions and the Company's ability to introduce new products and technologies on a timely basis; (vi) sales and marketing, such as concentration of customers and discounts that may be granted to certain customers; and (vii) the cyclical nature of the capital equipment market. Because a significant portion of the Company's overhead is fixed, at least in the short-term, the Company's results of operations may be materially adversely affected if net sales decline for any reason. Further, although the Company has achieved productivity improvements in recent quarters, there can be no assurance of any future productivity improvements. See "ITEM 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations."

Highly Competitive Market Environment

     Competition in the thin film coated glass for the LCD market is, and is expected to remain, intense. Several of the Company's competitors have substantially greater financial, technical, marketing and sales resources than the Company. There can be no assurance that the Company's present or future competitors will not exert increased competitive pressures on the Company. In particular, the Company may in the future experience pricing pressures as a result of a decline in industry demand, excess inventory levels, increases in industry capacity or the introduction of new technologies, and such price competition could adversely affect the Company's business, operating results, financial condition and prospects. Prices for much of the Company's TN thin film coated glass supplied to the LCD market have declined in past years. Although prices were stable for much of fiscal 1998, the Company began experiencing price declines late in the fiscal year. The Company expects continuing price declines for fiscal 1999. The Company is aware of plans by several competitors to increase production capacity during 1998 and 1999. Increases in industry capacity may result in intensified pricing pressures on the Company's products. The Company's competitive position also could be adversely affected by raw material price increases, which the Company may not be able to pass on to its customers but which certain of its vertically integrated current and potential competitors may be able to better absorb. To remain competitive, the Company must continue to invest in and focus upon research and development, product and process innovation, as well as sales and customer support. There can be no assurance that the Company will be successful in such efforts or that such factors will not have a material adverse effect on the Company's business, operating results, financial condition or prospects. The Company's suppliers and/or customers could vertically integrate to manufacture the products produced by the Company. The Company's suppliers of thin glass are large, well-capitalized companies which could enter the LCD market by coating the glass they produce and supplying LCD manufacturers directly. Because glass is by far the Company's largest material cost, a manufacturer of glass desiring to enter this market could have a significant cost advantage. The Company is aware of two manufacturers of thin glass that also coat glass for the LCD market, Asahi Glass Company and Nippon Sheet Glass. Further, companies that manufacture equipment for coating thin film glass could begin producing thin film coated glass. In addition, certain LCD manufacturers have vertically integrated to coat glass for LCDs and further vertical integration into certain areas of LCD manufacturing is expected. Any such vertical integration could have a material adverse effect on the Company's business, operating results, financial condition and prospects. See "ITEM 1(c): Narrative Description of Business -- Competition."

Uncertainties Related to Coating Equipment Business

     Until recently, the Company's business has been focused almost exclusively on the sale of thin film coated glass. Although the Company expects to continue to produce and sell thin film coated glass to the world FPD market, the Company's future growth potential depends in part upon the Company's success in the market for thin film systems. Sales of the Company's thin film systems depend in large part upon a prospective customer's decision to increase manufacturing capabilities and capacities or to respond to consumer demands for greater cost efficiencies by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve significant capital expenditures. Further, customers for the Company's thin film coated glass could decide to purchase thin film systems to bring some or all of their thin film coated glass requirements in-house, thus adversely affecting sales of thin film coated glass by the Company to such customers. The Company has built systems for two such customers. Systems sales also may be affected by changes in the market for different types of displays and customers' decisions to begin internal production of glass coatings rather than rely on an outside supplier such as the Company. The sales cycle of the Company's thin film coating systems is lengthy due to the customer's evaluation of its ordered system and completion of any necessary upgrades, expansion or construction of facilities. The Company may expend substantial funds and management effort during the sales cycle. In addition, the cyclicality and rapid technological change in the thin film coated glass industry may cause prospective customers to postpone decisions regarding major capital expenditures, such as the Company's systems. With respect to the development of its systems business, the Company is subject to the risks inherent in the operation or the development of a new business, including risks associated with attracting and servicing a customer base, manufacturing products in a cost-effective and profitable manner, managing the expansion of a business operation and attracting and retaining qualified engineering, manufacturing and marketing personnel. Because of rapid changes in the FPD market, which are expected to continue, it is difficult to predict whether or where future growth may occur, or at what rate certain aspects will grow, if at all. Further, changes in technology could render the Company's systems less attractive. If the market for the Company's thin film systems fails to grow, or grows more slowly than anticipated, the Company's business, operating results, financial condition and prospects could be materially adversely affected. See "ITEM 1(c): Narrative Description of Business -- Competition." The Company's equipment business is subject to capital spending levels in Asia. Certain plasma display manufacturers announced during fiscal 1998 plans to delay capital spending for new equipment. This announcement, together with overall economic conditions in Asia will negatively impact fiscal 1999 results. Backlog for equipment sales totaled $950,000 as of June 27, 1998, versus $5.3 million as of June 28, 1997.

International Markets

     Sales to international customers represented approximately 82%, 83% and 78% of the Company's gross sales in fiscal 1996, 1997 and 1998, respectively. The Company's principal international markets are China (including Hong Kong), Korea, Japan, Taiwan and Malaysia. Additionally, the Company's joint venture with NSG is expected to be located in China. Recent banking and currency problems in the Asian regions, however, have had and will continue to have an adverse impact on the Company's revenue and operations. The Company believes that international sales will continue to represent a significant portion of its gross sales, and that, in addition to the aforementioned banking and currency problems, it will be subject to the normal risks of conducting business internationally, including unexpected changes in regulatory requirements, imposition of government controls, political and economic instabilities, export license requirements, foreign exchange risks, tariffs and other barriers, difficulties in staffing and managing foreign sales operations and potentially adverse tax consequences. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. See "ITEM 1(c): Narrative Description of Business -- Proprietary Rights." Other risks inherent in the Company's international business include greater difficulties in accounts receivable collection, the potential of protective trade activities or laws and the burdens of complying with a wide variety of foreign laws. See "ITEM 1(c): Narrative Description of Business -- Sales, Marketing, and Customers." The Company's business, operating results, financial condition or growth could be materially adversely affected by these risks.

     The Company's international sales are generally denominated in dollars, although a portion of its sales to Japanese customers are denominated in yen. In fiscal 1998, approximately 11% and 89% of the Company's total gross sales were denominated in yen and dollars, respectively. Any strengthening of the dollar in relation to the currencies of the Company's competitors or customers could adversely affect the Company's competitiveness. Although a strengthening dollar may result in some offsetting cost reductions on the raw materials imported by the Company, there can be no assurance that such cost reductions would enable the Company to remain competitive. Moreover, a strengthening of the dollar or other competitive factors could put pressure on the Company to denominate a greater portion of its Japanese sales in yen, thereby increasing the Company's exposure to fluctuations in the dollar-yen exchange rate. In addition, the Company's joint venture in China may be impacted by foreign currency fluctuations. There can be no assurance that fluctuations in exchange rates will not adversely affect the Company's competitive position or result in foreign exchange losses, either of which could materially adversely affect the Company's business, operating results, financial conditions and prospects. See "ITEM 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

Limited Sources of Supply

     There are relatively few manufacturers of thin glass, which raw material accounts for a majority of the Company's materials cost. The Company currently relies primarily on four glass suppliers, Pilkington Micronics, Ltd., Glaverbel Societe Anonyme, Central Glass Co., Ltd., and Nippon Sheet Glass Co., Ltd., all of which are located outside the United States. The Company does not have long-term supply contracts with any of these suppliers, and thus has no contractual assurance of a firm price, over an extended term, or of a long-term commitment to supply product. In periods of short supply, the Company could have difficulty obtaining the necessary quantities of glass at a competitive cost.
Such interruptions could occur for numerous reasons, including labor difficulties at some point in the chain of manufacturing or distribution. In addition, the Company may not be able to pass raw material price increases along to its customers, especially in periods of soft demand for the Company's products or excess capacity. Current and potential competitors of the Company that both manufacture and coat glass could be able to better absorb such raw material cost increases due to their vertical integration. If the Company were to experience significant delays, interruptions, or shortages in its material supply or material supplier price increases, the Company's business, operating results, financial condition and prospects could be materially adversely affected. See "ITEM 1(c): Narrative Description of Business -- Suppliers."

Rapid Technological Change

     The market for thin film coated glass is characterized by rapid change. The Company's future success depends upon its ability to introduce new products, improve existing products and processes to keep pace with technological and market developments, and to address the increasingly sophisticated and demanding needs of its customers. In order to remain competitive, the Company believes it must continue to invest in research and development. The Company expects to increase its research and development, expenditures in fiscal 1999 which could adversely affect fiscal 1999 operating results. Technological changes, process improvements, or operating improvements which could adversely affect the Company include: (i) development of new technologies which improve manufacturing efficiency of the Company's competitors; (ii) changes in product requirements of the Company's customers; (iii) significant changes in the way coatings are applied to glass for LCDs; and (iv) other changes such as improvements in the design of cathodes. If the Company does not adapt to such changes or improvements, the Company's competitive position, operations and prospects would be materially, adversely affected. In addition, there are alternative technologies to sputtering technology for three of the thin film coating layers used in PDPs. Materials applied by the Company to thin glass to provide conductivity or other properties are generally available and are not patented. Development of a new material which improves the performance of thin film coated glass and better addresses customer needs could, if not adopted by the Company, have a material adverse effect on the Company's operations and prospects. There can be no assurance that the Company will be successful in meeting the demands of the marketplace or that one or more of these factors will not have a material adverse effect on the Company's business, operating results, financial condition or prospects. See "ITEM 1(c): Narrative Description of Business -- Products and Manufacturing."

Evolving FPD Market

     The Company believes that much of the growth in the FPD market will be in higher information content FPDs, such as STN LCDs, active matrix LCDs ("AM LCDs"), and PDPs. See "ITEM 1(c): Narrative Description of Business -- Products and Manufacturing." During fiscal 1998 less than 12% of the Company's coated glass revenues were derived from the sale of coated glass used in black and white STN displays. The Company has to date directed most of its production capacity to the TN coated glass which is presently used in lower information content applications. While the Company has recently made investments in additional production capacity for STN coated glass, there can be no assurance that the Company will be able to successfully expand its position in the market for thin film coated glass for higher information content FPDs. A reduction in the market for thin film coated glass for TN LCDs as a result of a shift in demand toward higher information content displays could materially adversely affect the Company's results of operations and could be to the advantage of competitors of the Company who may currently have greater capacity to produce thin film coated glass for STN or AM LCDs. This could affect the Company's operating results while it transfers resources to the manufacture of thin film coated glass for STN LCDs. See "ITEM 1(a): General Development of Business -- Strategy" and "ITEM 1(c): Narrative Description of Business -- Products and Manufacturing." The Company's business depends substantially on the purchasing requirements of manufacturers of FPDs, which, in turn, depend upon the current and anticipated market demand for FPDs. Sales of thin film coated glass to these manufacturers are expected to continue to represent a significant portion of the Company's net sales. Although the market for FPDs has experienced significant growth, there can be no assurance that such growth will continue at all, or that any growth will have a positive impact on the Company's future business or results of operations. The Company's business, operating results, financial condition and prospects would be materially adversely affected by any future downturns in the FPD market.

Dependence on Key Customers, Limited Number of Customers

     The Company's ten largest customers accounted for, in the aggregate, approximately 56%, 59% and 78% of the Company's gross sales in fiscal years 1996, 1997 and 1998, respectively. In fiscal 1998, sales to Wintek Corporation and Gentex Corporation represented 33% and 15% of gross sales, respectively. Sales to both customers for fiscal 1998 included sales of thin film coating equipment and thin film coated glass. The Company expects significantly reduced sales to these customers in fiscal 1999. The loss of, or a significant reduction of purchases by, one or more of these customers would materially adversely affect the Company's business, operating results, financial condition and prospects. The Company expects that sales of its products to relatively few customers, particularly in the LCD market, will continue to account for a high percentage of its revenue in the foreseeable future. In addition, in the LCD market, there are a limited number of potential customers. The Company has not entered into long-term agreements with its customers and none are obligated to continue to buy their thin film coated glass from the Company. Moreover, in the event that customers purchase thin film systems from the Company or one of its competitors and begin coating the glass in-house, sales to those customers may decrease sharply. If such lost sales are not replaced on a timely basis by new orders of thin film coated glass or capital equipment from other customers, the Company's business, operating results, financial condition and prospects could be materially adversely affected. See "-- Fluctuations in Demand and Annual and Quarterly Operating Results" and "ITEM 1(c): Narrative Description of Business -- Sales, Marketing, and Customers."

Management of Growth

     In order to support potential future growth, the Company will need to improve its productivity, invest in additional research and development, enhance its management information systems and add additional management personnel. There can be no assurance that the Company will continue to grow or be effective in managing its future growth, expanding its facilities and operations or attracting and retaining additional qualified personnel. Any failure to effectively manage growth, expand its operations or attract and retain personnel could have a material adverse effect on the Company's business, operating results, financial condition, and prospects. See "-- Fluctuations in Demand and Annual and Quarterly Operating Results," "-- Dependence on Management and Other Key Personnel," and "ITEM 1(c): Narrative Description of Business -- Employees."

Declining Average Selling Prices; Dependence upon Productivity Improvements

     Many of the Company's customers are under continuous pressure to reduce prices and, therefore, the Company expects to continue to experience downward pricing pressures on its thin film coated glass products. The Company is frequently required to commit to price reductions before it has determined that assumed cost reductions can be achieved. To offset declining average sales prices, the Company must achieve manufacturing efficiencies and cost reductions and obtain orders for higher volume products. If the Company is unable to offset declining average sales prices, the Company's gross margins will decline, and such decline will materially adversely affect the Company's business, operating results, financial condition and prospects. See "-- Fluctuations in Demand and Annual and Quarterly Operating Results" and "ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has improved its manufacturing productivity in recent years, enabling increased capacity and sales. The continued growth of the Company is substantially dependent upon the Company's ability to continue to improve the productivity of its existing manufacturing assets. The inability of the Company to improve productivity could have a material adverse effect on the Company's business, operating results, financial condition and prospects.

Dependence on Management and Other Key Employees

     The Company's success during the foreseeable future will depend largely upon the continued services of its executive officers, and certain other key employees. These executive officers and key employees include: Chairman of the Board, Cecil Van Alsburg; President and Chief Executive Officer, Thomas T.
Edman; Vice President -- Research, John S. Chapin; Vice President -- Engineering, C. Richard Condon; Vice President -- Sales and Marketing, Graeme Hennessey; Chief Financial Officer and Treasurer, Thomas D. Schmidt; Director of Materials, Roger Smith; Director of Operations -- Thin Film Systems, Russell W. Black; and Advanced Development Manager, John J. Kester. The loss of the services of one or more of the executive officers or other key employees could materially adversely affect the Company's business. The Company does not have employment agreements or key-man life insurance on any of its executive officers or other key employees. The Company's future success will be dependent in part upon the Company's ability to attract and retain additional qualified managers, engineers and other employees. The Company's business, operating results, financial condition or growth could be materially adversely affected if the Company were unable to attract, hire, assimilate, and train these employees in a timely manner. See "ITEM 1(c): Narrative Description of Business -- Employees" and "ITEM 1(c): Narrative Description of Business -- Executive Officers, Directors and Key Employees."

New Facility Expansion

     The establishment of the Company's new manufacturing facility and the development and implementation of additional production lines will entail risks related to new production facilities and will require an investment of the Company's capital. During fiscal year 1998, the Company began relocation of its production facilities from Boulder to Longmont, Colorado. There can be no assurance that the Company will successfully develop improved processes, implement additional production lines or successfully operate its new facility. There can be no assurance that such new facility will result in greater manufacturing capacity or lower manufacturing costs than those currently experienced by the Company. The Company will incur duplicate facility costs, operating expenses and lost production output during its transition from its existing manufacturing facility to its new manufacturing facility. In addition, the Company will incur certain start-up expenses at the new facility and may experience interruptions in production during such transition. These factors adversely affected the Company's fiscal 1998 operating results, and may adversely affect fiscal 1999 operating results. Failure to complete relocation to Longmont facility could have a material adverse effect on the Company's business, results of operations and financial condition. During fiscal 1999, the Company expects to expand its international operations by means of its announced joint venture in Suzhou, China with NSG. See "ITEM 1(c): Narrative Description of Business -- Facilities."

Limited Protection of Proprietary Rights

     The Company relies primarily upon trade secret laws and employee and third-party nondisclosure agreements to protect its proprietary technology. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop a functional equivalent or superior technology. The Company is not aware that its products or other proprietary rights infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into license agreements or result in protracted and costly litigation, regardless of the merits of such claims. In addition, there can be no assurance that the Company will be able to obtain licenses to dispute a third-party technology or that such licenses, if available, would be available on commercially reasonable terms. There can be no assurance that these factors will not adversely affect the Company's business, operating results, financial condition or growth. See "ITEM 1(c): Narrative Description of Business -- Proprietary Rights."

General Economic Conditions

     A deterioration in the level of consumer confidence and general economic conditions could result in a decline of purchases and production by the Company's customers and thus have an adverse effect on the sale of the Company's products. A high percentage of the Company's products are used in LCDs for many consumer electronic products. In addition, the Company's products are used in certain displays used for commercial and industrial purposes. Unfavorable economic conditions or factors that relate to these industries, particularly any conditions that might result in reductions in capital expenditures by end customers, could have a material adverse effect on the Company's business, operating results, financial conditions or growth. See "ITEM 1(c): Narrative Description of Business -- Products and Manufacturing" and see "-- International Markets."

                                     PART II

ITEM 5:  Market for Registrant's Common Stock and Related Security Holder
         Matters

     Prior to November 21, 1997, there was no public market for the Company's Common Stock. The Common Stock was approved for quotation on the Nasdaq National Market under the symbol AFCO, beginning November 21, 1997. At September 4, 1998, the number of common Shareholders of record was 52.

     The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on the Nasdaq National Market since its initial public offering is provided below. They do not necessarily represent actual transactions.

                                                                                High Bid         Low Bid
Fiscal 1998
     Second Quarter (since November 21, 1997)                                    9 1/8           8 1/4
     Third Quarter                                                              11 5/16          7 1/8
     Fourth Quarter                                                              9 5/8           4 9/16

     The Company has not declared or paid any cash dividends on its capital stock. The Company currently intends to retain all future earnings to finance its business. Accordingly, the Company does not anticipate paying cash or other dividends on its Common Stock in the foreseeable future. Furthermore, the Company's revolving credit facility prohibits the declaration or payment of any cash dividends on the Common Stock. See "ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6: Selected Financial Data

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the Company's fiscal 1998 Consolidated Financial Statements and notes thereto and the discussion thereof included elsewhere in this Form 10-K. The selected consolidated statements of operations for the fiscal years ended June 1996, 1997 and 1998 and the related balance sheet data as of and for the fiscal years ended June 1997 and 1998 derived from consolidated financial statements have been audited by Arthur Andersen LLP, independent accountants, whose report with respect thereto is included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the fiscal years ended June 1994 and 1995 and the related consolidated balance sheet data as of June 1994, 1995 and 1996 have been derived from audited consolidated financial statements of the Company not included in this Form 10-K.

                       Summary Consolidated Financial Data
                      (In thousands, except per share data)


                                                                                  Fiscal Year Ended
                                                           June 27,      June 28,      June 29,       July 1,      July 2,
                                                             1998          1997          1996          1995          1994
Statement of Operations Data
   Net sales........................................        $53,041       $34,050       $21,738      $30,990       $29,765
   Gross profit.....................................         10,891         6,698         2,720        6,702         4,484
   Operating income (loss)..........................          4,581         2,953         (478)        2,190          (79)
   Net income (loss)................................          2,857         1,621       (1,078)        1,102         (201)
   Diluted net income (loss) per common share.......       $   0.85      $   0.58     $  (0.39)     $   0.39     $  (0.07)
   Weighted average common shares outstanding.......          3,375         2,814         2,798        2,800         2,800

Balance Sheet Data
   Working capital..................................        $10,747       $ 5,534       $ 6,232      $ 5,312       $ 7,077
   Total assets.....................................         28,697        21,541        18,198       20,128        21,891
   Long term debt, net of current portion...........          4,175         6,448         8,501        7,464         9,992
   Total shareholders' equity.......................         14,826         6,740         5,058        6,020         4,565

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this Report.

     This Report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "believe," "anticipate," "intend," "goal," "expect" and similar expressions may identify forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include those disclosed in the "Certain Factors" section of this Report.

Overview

     The Company was founded in Colorado as Applied Films Labs, Inc. on March 2, 1976 and was involved in both applied thin films research and development and limited thin films production. On May 1, 1992, the Company merged with Donnelly Coated Corporation, a wholly owned subsidiary of Donnelly Corporation of Holland, Michigan which was primarily involved in the manufacture and sale of thin film coated glass for LCDs. The Company maintained manufacturing facilities and production capacity in both Boulder, Colorado and Michigan, until the end of 1993 when the Michigan facility and production capacity were no longer utilized. Since 1994, the Company had maintained all of its manufacturing operations in Boulder, Colorado. During fiscal year 1998, the Company began relocating its Boulder operations to a new facility in Longmont, Colorado. The move is expected to be completed by September 30, 1998.

     The Company's sales have historically been derived primarily from the sale of thin film coated glass to manufacturers of LCDs. Sales and related costs of coated glass sales are recognized when products are shipped. Historically, sales have varied substantially from quarter to quarter, and the Company expects such variations to continue. Because a significant portion of the Company's overhead is fixed in the short term, the Company's gross profit and results of operations may be adversely affected by unexpected fluctuations in sales. The Company is typically able to ship its thin film coated glass within 30 days of receipt of the order and, therefore, does not customarily have a significant long-term backlog of coated glass orders. The Company's ten largest customers for coated glass accounted for, in the aggregate, approximately 56%, 59% and 78% of gross sales in fiscal 1996, 1997 and 1998, respectively. Prices for much of the Company's TN thin film coated glass supplied to the LCD market have declined over the years, although prices were generally stable during fiscal 1998. During the fourth quarter of fiscal 1998, the Company was affected by price declines for certain Asian customers. The Company expects continued downward pressure on its selling prices, which will negatively impact sales, gross profit and net income.

     The principal demand for the Company's thin film coated glass is by LCD manufacturers, most of which are located in Asia. Total gross sales to international customers represented approximately 82%, 83% and 78% of the Company's gross sales in fiscal 1996, 1997 and 1998, respectively. The Company expects international sales will continue to represent a significant portion of its net sales. The Company sells most of its thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers which are in yen. Gross sales in yen were approximately $2.8 million, $4.4 million and $6.0 million in fiscal 1996, 1997, and 1998, respectively. The Company does not currently engage in international currency hedging transactions to mitigate its foreign exchange exposure, however, the Company does purchase raw glass in yen from Japan which partially offsets foreign currency risks on thin film coated glass sales. The Company's purchases of raw material denominated in yen were approximately $1.6 million, $4.6 million and $8.9 million in fiscal 1996, 1997 and 1998, respectively. At June 27, 1998, accounts receivable denominated in yen were approximately $839,000 or approximately 11% of total accounts receivable. The Company is generally paid by its customers for its yen denominated sales within approximately 15 to 45 days of the date of sale. See "Certain Factors -- International Markets."

     During fiscal 1997, the Company began selling thin film coating equipment to FPD manufacturers, which sales totaled $2.8 million. During fiscal 1998, sales of thin film coating equipment totaled $13.9 million. Net sales of thin film coating systems are recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. The lead time for the sale of thin film coating equipment is generally six to twelve months. To date, the Company has priced its coating equipment in U.S. dollars. Many Pacific Rim countries are currently experiencing banking and currency difficulties that have led to economic recession in those countries. The Asian financial situation has affected capital spending plans by LCD and plasma display manufacturers. Certain plasma display manufacturers in Japan and Korea announced plans during the year to delay, by up to a year, commercialization of plasma displays which may impact their capital equipment purchases and resulting sale of equipment by the Company. As of June 27, 1998, the Company's backlog from systems sales was approximately $950,000 versus $5.3 million as of June 28, 1997. The Company expects sales of its thin film coating equipment to be at a substantially reduced level for fiscal 1999 versus fiscal year 1998.

     Sales during the fourth quarter reflected a weakening demand, reduced prices and overall lower sales within the Company's core thin film coated glass business. Sales of thin film coated glass were derived primarily from demand by LCD manufacturers for low information content displays used in applications such as games, watches, calculators, cell phones etc. The Asian financial situation has reduced demand and prices for thin film coated glass used by LCD manufacturers. In addition, sales of thin film coated glass for domestic electrochromic applications declined during the quarter. The Company expects sales of thin film coated glass for both LCD and electrochromic applications to be at substantially reduced levels for fiscal 1999 versus fiscal 1998. In August 1998, the Company announced plans to reduce coated glass production output and workforce levels.

     During fiscal 1998, the Company initiated operation of a new thin film coated glass production coating line at its new facility in Longmont (Weld County), Colorado. In addition, the Company is in the process of relocating its remaining production operations from its existing Boulder facilities to the new facility in Longmont. As previously disclosed, the Company expects this relocation will negatively impact thin film coated glass sales and operating results of the Company. The relocation is expected to be completed by September 30, 1998.

Results of Operations

         The   following   table  sets  forth   information   derived  from  the
consolidated statements of operations of the Company expressed as a percentage of net sales for the periods indicated.

                                                                                        Fiscal Year Ended
                                                                        June 27,              June 28,           June 29,
                                                                          1998                  1997               1996
                                                                       ----------            ----------         -------
Statement of Operations Data:
   Net sales......................................                       100.0%                100.0%             100.0%
   Cost of goods sold.............................                        79.5                  80.3               87.5
                                                                        ---------             ---------          ------
Gross profit......................................                        20.5                  19.7               12.5
Operating expenses:
  Selling, general & administrative...............                         9.6                   8.8               10.3
  Research and development........................                         2.3                   2.2                4.4
                                                                       ----------             ---------         -------
Operating income (loss)...........................                         8.6                   8.7               (2.2)
Interest expense..................................                        (0.9)                 (2.4)              (3.6)
Other income (expense)............................                         0.5                   0.3               (1.2)
                                                                       ----------             ---------          -------
Income (loss) before income taxes.................                         8.2                   6.6               (7.0)
Income tax benefit (provision)....................                        (2.8)                 (1.8)               2.0
                                                                       ----------             ---------         -------
Net income (loss).................................                         5.4%                  4.8%              (5.0)%
                                                                       ========              ========            ========

Sales

     Net sales were $21.7 million, $34 million and $53 million in fiscal years 1996, 1997 and 1998, respectively. This represented an increase of 57% from 1996 to 1997 and 56% from 1997 to 1998. Thin film coated glass sales increased from $21.7 million to $31.2 million from 1996 to 1997 and from $31.2 million to $39.1 million from 1997 to 1998. The increase in coated glass sales from 1996 to 1997 was primarily due to the worldwide recovery in demand for thin film coated glass during this period. The increase in coated glass sales from 1997 to 1998 resulted from increasing demand as well as new production capacity added by the Company during fiscal 1998. Sales of thin film coating equipment, which began in fiscal 1997, increased from $2.8 million in fiscal 1997 to $13.9 million in fiscal 1998. Backlog for equipment sales totaled $950,000 as of June 27, 1998, versus $5.3 million as of June 28, 1997. The Company expects net sales of thin film coated glass and thin film coating equipment to decline in fiscal 1999 versus fiscal 1998.

Gross Profits

     The Company's gross profits were $2.7 million, $6.7 million and $10.9 million in fiscal years 1996, 1997 and 1998, respectively. As a percentage of net sales, gross profit margins were 12.5%, 19.7% and 20.5% in fiscal years 1996, 1997 and 1998, respectively. Gross profits increased from 1996 to 1997 and from 1997 to 1998 due primarily to increasing sales levels of thin film coated glass as well as gross profit contribution from thin film coating equipment sales which began in fiscal 1997, and increased from fiscal 1997 to fiscal 1998. Between 1997 and 1998, gross profit margins as a percent of sales increased for thin film equipment and declined for thin film coated glass. The decline in coated glass margins was attributable primarily to start-up costs for a new production coater installed during fiscal 1998 as well as lost production output, and duplicate facility and other costs associated with relocation of production facilities from Boulder to Longmont, Colorado. The Company expects to complete its facility relocation by September 30, 1998. The Company expects lower gross profits for both thin film coated glass and thin film coating equipment for fiscal 1999 versus fiscal 1998.

Selling, General and Administrative

     The Company's selling, general and administrative expenses totaled $2.2 million, $3.0 million and $5.1 million for fiscal years 1996, 1997 and 1998, respectively. Selling, general and administrative expenses increased from 1996 to 1997 and from 1997 to 1998 due to higher salaries, additional personnel and related expenses, sales commissions, including commissions on increased thin film equipment sales, as well as increased employee profit sharing expenses. As a percentage of sales, selling, general and administrative costs were 10.3%, 8.8% and 9.6% for fiscal years 1996, 1997 and 1998, respectively.

Research and Development

     Research and development expenses totaled $965,000, $749,000 and $1,243,000 for fiscal years 1996, 1997 and 1998, respectively. In fiscal 1996 and fiscal 1997, research and development costs were net of reimbursements for research contracts. Research and development expenditures consisted primarily of salaries, outside contractor expenses and other expenses related to the Company's ongoing product development efforts. The changes from 1996 to 1997 and from 1997 to 1998 were primarily attributable to changes in staffing and material and supplies expense related to advanced development projects. As a percentage of net sales, research and development expenses were 4.4%, 2.2% and 2.3% in fiscal years 1996, 1997 and 1998, respectively. The Company expects research and development spending for fiscal 1999 to increase slightly versus spending for fiscal 1998.

Interest Expense

     The Company's interest expense was $780,000, $822,000 and $496,000 for fiscal years 1996, 1997 and 1998, respectively. This overall decrease was due primarily to the decrease in long-term borrowings by the Company. Total debt was $9.9 million, $7.6 million and $4.3 million as of fiscal year end 1996, 1997 and 1998, respectively. In addition, the Company incurred debt guarantee fees paid to Donnelly Corporation of $250,000 and $103,000 for fiscal years 1997 and 1998, respectively. The Company expects higher debt levels and interest expense for fiscal 1999 versus fiscal 1998.

Other Income (Expense)

     Other income (expense) was ($244,000), $95,000 and $252,000 in fiscal years 1996, 1997 and 1998, respectively. This fluctuation was due primarily to the fact that the Company had a foreign exchange loss in fiscal 1996 and foreign exchange gains in fiscal 1997 and 1998. It is uncertain whether foreign exchange gains or losses will be incurred in the future.

Income Tax Benefit (Provision)

     The Company had an income tax benefit for fiscal 1996 of $424,000 due to a net operating loss for the fiscal year. The income tax provision was $605,000 and $1,480,000 for fiscal years 1997 and 1998, respectively. The effective tax rate for fiscal 1998 was 34% versus 27% for fiscal 1997 due to utilization of net operating loss carry forwards in fiscal 1997.

Quarterly Results of Operations

     The following table sets forth summary unaudited quarterly financial information for the last eight fiscal quarters. In the opinion of management, such information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and reflects all necessary adjustments (consisting of only normal, recurring adjustments) for a fair presentation of such unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period and there can be no assurance that any trends reflected in such results will continue in the future. The Company's results of operations may be subject to significant quarterly variations. See "Certain Factors -- Fluctuations in Demand and Annual and Quarterly Operating Results."

                                                 Quarter Ended                                      Quarter Ended
                                 ---------------------------------------------     --------------------------------------------
                                                  Fiscal 1997                                        Fiscal 1998
                                 ---------------------------------------------     --------------------------------------------
                                    Sept.       Dec.       March       June         Sept.       Dec.        March       June
                                    1996        1996       1997        1997         1997        1997        1998        1998
                                   ------      ------     ------      ------       ------      ------      ------      -----
Net sales ......................   $  6,279    $  7,806    $  9,935    $ 10,030    $ 11,251    $ 13,173    $ 15,312    $ 13,305
Cost of goods sold .............      5,235       6,593       7,768       7,756       8,801      10,588      12,355      10,406
                                   --------    --------    --------    --------    --------    --------    --------    --------
Gross profit ...................      1,044       1,213       2,167       2,274       2,450       2,585       2,957       2,899
Operating expenses:
  Selling, general and
administrative .................        544         642         923         887         986       1,109       1,336       1,636
  Research and development .....        192         115         181         261         330         287         324         302
                                   --------    --------    --------    --------    --------    --------    --------    --------
Operating income (loss) ........        308         456       1,063       1,126       1,134       1,189       1,297         961
Interest expense ...............       (251)       (200)       (191)       (180)       (171)        (87)       (103)       (135)
Other income (expense) .........          7          34          10          44          24          29          86         113
                                   --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before income
 taxes .........................         64         290         882         990         987       1,131       1,280         939
Income tax benefit (provision) .        (17)        (79)       (240)       (269)       (328)       (385)       (435)       (332)
                                   --------    --------    --------    --------    --------    --------    --------    --------
Net income (loss) ..............   $     47    $    211    $    642    $    721    $    659    $    746    $    845    $    607
                                   ========    ========    ========    ========    ========    ========    ========    ========

The following table sets forth the above unaudited information as a percentage of total net sales.

                                            Quarter Ended                           Quarter Ended
                                             Fiscal 1997                             Fiscal 1998
                                Sept.     Dec.      March      June     Sept.      Dec.     March      June
                                1996      1996       1997      1997     1997       1997      1998      1998
                                ------    ------    -------   ------    -----     ------    -----     -----
Net sales .................     100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of goods sold ........      83.4      84.4      78.2      77.3      78.2      80.4      80.7      78.2
                                -----      -----    -----     -----     -----     -----     -----     -----
Gross profit ..............      16.6      15.6      21.8      22.7      21.8      19.6      19.3      21.8
Operating Expenses:
  Selling, general and
    administrative ........       8.7       8.2       9.3       8.8       8.8       8.4       8.7      12.3
  Research and development        3.1       1.5       1.8       2.6       2.9       2.2       2.1       2.3
                                -----      -----    -----     -----     -----     -----     -----     -----
Operating income (loss) ...       4.8       5.9      10.7      11.3      10.1       9.0       8.5       7.2
Interest expense ..........      (3.9)     (2.6)     (1.9)     (1.8)     (1.5)     (0.7)     (0.7)     (1.0)

Other income (expense) ....       0.1       0.4       0.1       0.4       0.2       0.3       0.6       0.9
                                -----      -----    -----     -----     -----     -----     -----     -----
Income (loss) before income
 taxes ....................       1.0       3.7       8.9       9.9       8.8       8.6       8.4       7.1
Income tax benefit
  (provision) .............      (0.3)     (1.0)     (2.4)     (2.7)     (2.9)     (2.9)     (2.9)     (2.5)
                                -----      -----    -----     -----     -----     -----     -----     -----
Net income (loss) .........       0.7%      2.7%      6.5%      7.2%      5.9%      5.7%      5.5%      4.6%
                                =====      =====    =====     =====     =====     =====     =====     =====

     The variation in quarterly sales during fiscal 1997 and fiscal 1998 was due to increasing sales of thin film coated glass as well as increasing sales of thin film coating equipment. Net sales of thin film coated glass for fiscal 1998 totaled $39.1 million versus $31.2 million during fiscal year 1997. Sales and related costs of coated glass products are recognized when products are shipped. Sales of thin film coating equipment totaled $13.9 million in fiscal 1998 versus $2.8 million in fiscal 1997. During the first quarter of fiscal 1997, the Company began recognizing revenue from the sale thin film coating equipment. The Company utilizes the percentage of completion accounting method for recognizing sales of equipment. See "ITEM 8: Financial Statements and Supplementary Data --
Note 2: Significant Accounting Policies -- System Sales." For fiscal year 1998, quarterly sales of thin film coating equipment were $2.1 million for the first fiscal quarter, $3.3 million during the second fiscal quarter, $5.1 million during the third fiscal quarter and $3.4 million during the fourth fiscal quarter. In comparison, sales of thin film coating equipment totaled $109,000 in the first quarter of fiscal 1997, $564,000 in second quarter of fiscal 1997, $1.6 million in the third quarter of fiscal 1997 and $554,000 in the fourth quarter of fiscal 1997.

     Total gross profits increased quarter to quarter from fiscal 1997 to fiscal 1998, except for the fourth fiscal quarter 1998. As a percentage of sales, gross profits increased in the first and second quarters of fiscal 1998 versus the first and second quarters of fiscal 1997. Gross profit margins as a percentage of sales declined in the third and fourth quarters of fiscal 1998 versus the third and fourth quarters of fiscal 1997. This decrease was due primarily to start-up costs and ramp-up of the new production coater installed during fiscal 1998 as well as costs associated with relocating the Company's production facilities to Longmont, Colorado which adversely affected our thin film coated glass production and operating costs. Also, during the fourth quarter of fiscal 1998, the Asian situation impacted the Company's sales levels, adversely impacting the Company's gross profit margins.

     Selling, general and administrative expenses increased during the quarters of fiscal 1998 due to higher sales commissions for thin film equipment sales, higher staffing expenses, and increased profit sharing for the Company's employees. In addition, the Company incurred expenses for the relocation of our facilities and equipment to Longmont during the third and fourth quarters of fiscal 1998.

     Interest expense was lower during fiscal 1998 versus fiscal 1997 due primarily to reduced debt levels in fiscal 1998. Other income increased for fiscal 1998 due primarily to higher foreign exchange gains.

     Because a significant portion of the Company's overhead is fixed, at least in the short term, the Company's quarterly results of operations may be materially affected if sales of thin film coated glass or thin film coating equipment decline for any reason. The Company expects fiscal 1999 quarterly sales, gross profits, operating income and net income to be at levels lower than comparable quarters of fiscal 1998.

Liquidity and Capital Resources

     The Company has primarily funded its operations with cash generated from operations, proceeds from an initial public offering of the Company's Common Stock, and with borrowings. Cash provided by operating activities for fiscal year 1998 were $208,000 compared to $4.0 million for the corresponding period in fiscal 1997 due primarily to changes in working capital In November and December 1997, the Company received net proceeds of $5.2 million in connection with its initial public offering. The proceeds were used to pay down long-term debt and for working capital. As of June 27, 1998, the Company had cash and cash equivalents of approximately $81,000 and working capital of $10.7 million. As of June 27, 1998, accounts receivable were approximately $7.4 million.

     The Company has an $11.5 million credit facility with a commercial bank which expires June 30, 2000 which originally included a $3.0 million term loan and an $8.5 million line of credit. On March 27, 1998 the credit facility was amended to convert the term loan and increase the line of credit to $11.5 million. As of June 27, 1998, the Company had approximately $3.9 million outstanding on its credit facility.

     Capital expenditures for the fiscal year ended June 27, 1998 were $5.4 million, compared to $1.9 million for the fiscal year ended June 28, 1997. The increase in capital spending for fiscal 1998 was due primarily to the addition of a new production coater as well as capital improvements to the Company's new Longmont, Colorado facility. Capital expenditures for fiscal year 1999 are expected to be approximately $3.0 million. Those capital expenditures will consist primarily of expenditures to design and build the new Alliance equipment system as well as to complete improvements at the Company's new facility in Longmont, Colorado. During fiscal 1998, the Company began operation of its new thin film production coating line and is continuing to move its production operations from Boulder to Longmont, Colorado. The Company expects to complete the relocation to Longmont by September 30, 1998. During the fourth quarter of fiscal 1998, the Company completed the sale of its Boulder facility. During the third quarter, the Company completed the transfer of a purchase option for its Longmont, Colorado facility. Total net proceeds from these transactions were approximately $3.0 million.

     The Company believes that its working capital and capital resource needs will continue to be met by operations and borrowings under the existing credit facility. The credit facility generally restricts the Company's ability to make capital expenditures, incur additional indebtedness, enter into capital leases or guarantee such obligations. To remain in compliance with the credit agreement, the Company must also maintain certain financial ratios. Due to business conditions, the Company expects cash flow from operations to decrease in fiscal year 1999 versus fiscal year 1998 and expects increased borrowings under its credit facility. In addition, during fiscal 1999, the Company expects to contribute approximately $3.2 million of equity capital to the new joint venture in China with Nippon Sheet Glass. This equity contribution is expected to be funded by additional borrowings under the Company's credit facility and the sale of coating equipment to the joint venture.

Year 2000 Compliance

     The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business activities and operations.

     The Company has completed its initial assessment of all currently used computer systems as well as production and coating equipment systems and has developed a plan to correct those areas that will be affected by the year 2000 issue. The Company has undertaken a corrective action plan including the replacement or upgrade of certain software and hardware. The Company will utilize outside vendors to assist in the upgrade of certain systems. The Company estimates that the implementation phase is approximately 50% complete with respect to its major systems. The Company's goal is to have these systems substantially year 2000 compliant by the end of fiscal 1999.

     The Company began in fiscal 1998 evaluating personal computer hardware and software outside of the Company's IT systems. With respect to personal computers, the Company has completed the audit phase, and the assessment and scope phases are approximately 80% complete. The Company is presently in the process of testing and implementation, and is upgrading its personal computer hardware and software to become Year 2000 compliant. The Company's goal is to complete the remediation of personal computer systems by the end of fiscal 1999.

     In addition to reviewing its internal systems, the Company has begun formal communications with its significant vendors concerning Year 2000 compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products and services involve any material Year 2000 risks.

     The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Present estimated cost for remediation are $40,000.

     The Company presently anticipates that it will complete its Year 2000 assessment and remediation by the end of fiscal 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues.

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during calendar year 1999.

Recent Financial Accounting Standards Board Statement

     Several new accounting standards have been issued in fiscal 1997 and 1998 that will impact the Company in fiscal years 1999 and forward. Management believes that these accounting standards will not have a material impact on the operating results of the Company when implemented.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that public companies report information about their operating segments based on the financial information used by the chief operating decision maker in their annual financial statements and requires those companies to report selected information in their interim statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the segments, if any, that will be required to be reported in connection with adoption of SFAS No. 131. For further discussion of these accounting standards, see "ITEM 8: Financial Statements and Supplementary Data -- Note 2: Significant Accounting Policies."

ITEM 7A:  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposure

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices. The Company is exposed to market risk through interest rates. This exposure is directly related to its normal funding and investing activities.

     Approximately $3.9 million of the Company's borrowed debt is subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked primarily to the Eurodollar rate, and secondarily to the prime rate. The Company believes that a moderate change in either the Eurodollar rate or the prime rate would not materially affect operating results or financial condition of the Company.

Foreign Exchange Exposure

     The Company is exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At June 27, 1998, the Company had approximately $839,000 of its accounts receivable and $2,027,000 of its accounts payable denominated in yen. The Company believes that a moderate change in the Japanese yen/U.S. dollar exchange rate would not materially affect operating results or financial condition of the Company.

     Notwithstanding the above, actual changes in interest rates and foreign exchange rates could adversely affect the Company's operating results or financial condition. The potential impact is likely greater the greater the magnitude of the rate change. See also "ITEM 8: Financial Statements and Supplementary Data -- Note 10: Significant Accounting Policies -- Fair Value of Financial Instruments."


ITEM 8:  Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
Report of Independent Public Accountants..................................    26
Consolidated Balance Sheets as of June 27, 1998,
   June 28, 1997 and June 29, 1996........................................    27
Consolidated Statements of Operations for the fiscal
   years ended June 27, 1998, June 28, 1997 and June 29, 1996.............    29
Consolidated Statements of Stockholders' Equity for the fiscal
   years ended June 27, 1998, June 28, 1997 and June 29, 1996.............    30
Consolidated Statements of Cash Flows for the fiscal years
   ended June 27, 1998, June 28, 1997 and June 29, 1996...................    31
Notes to Consolidated Financial Statements................................    33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Applied Films Corporation:

We have audited the accompanying consolidated balance sheets of APPLIED FILMS CORPORATION (a Colorado corporation) and subsidiary as of June 27, 1998 and June 28, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Films Corporation and subsidiary, as of June 27, 1998 and June 28, 1997, and the consolidated results of their operations and their cash flows for the fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Denver, Colorado,
    July 21, 1998.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                June 27,          June 28,
                     ASSETS                      1998              1997
                     ------                     ------            -----
CURRENT ASSETS:
    Cash and cash equivalents                   $     81    $    297
    Accounts and trade notes receivable, net-
       Coated glass and other                      6,010       6,316
       Income earned, not yet billed (Note 2)      1,436         145
    Inventories, net (Note 2)                     10,055       6,160
    Prepaid expenses and other                       948         428
    Deferred tax asset, net (Note 6)                 837         250
                                                --------    --------
              Total current assets                19,367      13,596
                                                --------    --------
PROPERTY, PLANT AND EQUIPMENT (Note 2):
    Land                                             270         733
    Building                                         240       2,747
    Machinery and equipment                       16,477      11,587
    Office furniture and equipment                   502         452
    Leasehold improvements                         1,022         425
    Construction-in-progress                         877       1,209
                                                --------    --------
                                                  19,388      17,153
    Accumulated depreciation                     (10,129)     (9,330)
                                                --------    --------
                                                   9,259       7,823
                                                --------    --------
INVESTMENT IN AFFILIATE (Notes 4 and 9)               71         122
                                                --------    --------
                                                $ 28,697    $ 21,541
                                                ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                             June 27,    June 28,
         LIABILITIES AND STOCKHOLDERS' EQUITY                 1998        1997
CURRENT LIABILITIES:
    Trade accounts payable                                  $  5,241    $  3,802
    Accrued expenses                                           2,955       1,272
    Income received but not yet earned (Note 2)                   --       1,500
    Income taxes payable                                         291         352
    Current portion of deferred gain (Note 2)                     56        --
    Current portion of long-term debt (Note 3)                    77       1,136
                                                            --------    --------
              Total current liabilities                        8,620       8,062

NON-CURRENT LIABILITIES:
    Long-term debt, net of current portion (Note 3)            4,175       6,448
    Deferred gain, net of current portion (Note 2)               756        --
    Deferred tax liability, net (Note 6)                         320         291
                                                            --------    --------
              Total liabilities                               13,871      14,801
                                                            --------    --------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

STOCKHOLDERS' EQUITY:
    Common stock, no par value, 10,000,000
       shares authorized; 3,472,688 and 2,799,998
       shares issued and outstanding at June 27, 1998 and
       June 28, 1997, respectively                             9,424       4,245
    Less: common shares held by affiliate (Note 4)              --           (26)
    Deferred compensation (Note 5)                                (7)        (31)
    Retained earnings                                          5,409       2,552
                                                            --------    --------
              Total stockholders' equity                      14,826       6,740
                                                            --------    --------
                                                            $ 28,697    $ 21,541
                                                            ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                         For The Fiscal Years Ended
                                     June 27,      June 28,     June 29,
                                       1998          1997         1996
NET SALES                             $ 53,041    $ 34,050    $ 21,738

COST OF GOODS SOLD                      42,150      27,352      19,018
                                      --------    --------    --------
GROSS PROFIT                            10,891       6,698       2,720

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES              5,067       2,996       2,233

RESEARCH AND DEVELOPMENT
    EXPENSES                             1,243         749         965
                                      --------    --------    --------
INCOME (LOSS) FROM OPERATIONS            4,581       2,953        (478)
                                      --------    --------    --------
OTHER (EXPENSE) INCOME:
    Gain (loss) on foreign currency
       exchange (Note 2)                   174          96        (286)
    Other income (loss), net                23         (20)         30
    Interest income                         55          19          12
    Interest expense                      (496)       (822)       (780)
                                      --------    --------    --------
                                          (244)       (727)     (1,024)
                                      --------    --------    --------
INCOME (LOSS) BEFORE INCOME
    TAXES                                4,337       2,226      (1,502)

INCOME TAX PROVISION (BENEFIT)           1,480         605        (424)
                                      --------    --------    --------
NET INCOME (LOSS)                     $  2,857    $  1,621    $ (1,078)
                                      ========    ========    ========

NET INCOME (LOSS) PER SHARE:
    Basic                                $0.90       $0.58      $(0.39)
                                          ====        ====       =====
    Diluted                              $0.85       $0.58      $(0.39)
                                          ====        ====       =====

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING:
       Basic                             3,181       2,796       2,798
                                         =====       =====       =====
       Diluted                           3,375       2,814       2,798
                                         =====       =====       =====

The accompanying notes are an integral part of these consolidated statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    FOR THE FISCAL YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
                       (In thousands, except share data)

                                                                                                                Total
                                                                                                                Stock-
                                 Common Stock          Held by Affiliate         Deferred        Retained      holders'
                             Shares       Amount      Shares      Amount       Compensation      Earnings       Equity
BALANCES, July 1, 1995      2,799,998    $ 4,255            -    $      -        $   (244)       $ 2,009      $ 6,020

    Net loss                        -          -            -           -               -         (1,078)      (1,078)
    Forfeiture of options           -        (10)           -           -              10              -            -
    Amortization of
       deferred
       compensation                 -          -            -           -             142              -          142
    Acquisition of shares
       by affiliate                 -          -       (3,749)        (26)              -              -          (26)
                           ----------    -------     --------     -------         -------        -------      -------
BALANCES, June 29, 1996     2,799,998      4,245       (3,749)        (26)            (92)           931        5,058

    Net income                      -          -            -           -               -          1,621        1,621
    Amortization of
       deferred
       compensation                -           -            -           -              61              -           61
                           ----------    -------      -------     -------        --------        -------      -------
BALANCES, June 28, 1997     2,799,998      4,245       (3,749)        (26)            (31)         2,552        6,740

    Issuance of shares in
       connection with IPO
       (net of underwriters'
       commissions of
       $297,500)              676,439      5,205           -            -               -              -        5,205
    Liquidation of affiliate   (3,749)       (26)      3,749           26               -              -            -
    Net income                      -          -           -            -               -          2,857        2,857
    Amortization of deferred
       compensation                 -          -           -            -              24              -           24
                           ----------    -------      -------     -------        --------        -------      -------
BALANCES, June 27, 1998     3,472,688     $9,424           -      $     -         $    (7)       $ 5,409      $14,826
                           ==========     ======      =======     =======        ========        =======      =======

The accompanying notes are an integral part of these consolidated statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    For The Fiscal Years Ended
                                                                  June 27,      June 28,   June 29,
                                                                    1998          1997      1996
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net income (loss)                                                  $ 2,857    $ 1,621    $(1,078)
Adjustments to reconcile net
   income (loss) to net cash flows
   from operating activities-
       Depreciation and amortization                                 1,800      1,473      1,405
       Amortization of deferred compensation                            24         61        142
       Amortization of deferred gain                                   (22)      --         --
       Deferred income tax provision (benefit)                        (558)      (112)      (170)
       (Gain) loss on disposals of property, plant and equipment        (4)         6          2
       Undistributed earnings of affiliate                             (50)        (7)       (12)
       Changes in-
           Accounts and trade notes receivable, net                   (985)    (3,656)     2,361
           Inventories                                              (3,895)       654     (1,960)
           Income taxes receivable                                    --          332       (332)
           Prepaid expenses and other                                 (520)      (385)       461
           Accounts payable-trade                                    1,439      1,401     (1,037)
           Income received not yet earned                           (1,500)     1,500       --
           Accrued expenses                                          1,683        798       (445)
           Income taxes payable                                        (61)       352       (130)
                                                                   -------    -------    -------
           Net cash flows from operating activities                    208      4,038       (793)
                                                                   -------    -------    -------

The accompanying notes are an integral part of these consolidated statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 For The Fiscal Years Ended
                                                              June 27,      June 28,    June 29,
                                                                1998          1997       1996
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                 $ (5,415)   $ (1,936)   $   (933)
    Reimbursement of equipment costs                              --           161         387
    Proceeds from sale of property, plant and equipment          3,018          60          85
    Investment in joint venture                                    (71)       --          --
    Proceeds from liquidation of investment in affiliate           172        --          --
    Other                                                         --           (20)        (12)
                                                              --------    --------    --------
              Net cash flows from investing activities          (2,296)     (1,695)       (473)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                16,715       8,128      12,444
    Repayment of long-term debt                                (20,048)    (10,434)    (11,685)
    Proceeds from sale of common stock, net of underwriting
       commissions of $297,500                                   5,205        --          --
                                                              --------    --------    --------
              Net cash flows from financing activities           1,872      (2,306)        759
                                                              --------    --------    --------
NET (DECREASE) INCREASE IN CASH                                   (216)         37        (507)

CASH AND CASH EQUIVALENTS,
    beginning of period                                            297         260         767
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS,
    end of period                                             $     81    $    297    $    260
                                                              ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of
       amounts capitalized                                    $    767    $    593    $    783
                                                              ========    ========    ========
    Cash paid for income taxes, net of
       amounts refunded                                       $  2,109    $    123    $    208
                                                              =======     ========    ========

The accompanying notes are an integral part of these consolidated statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      COMPANY ORGANIZATION AND OPERATIONS

Applied Films Corporation, (the "Company"), was originally incorporated in 1992 as a Michigan corporation. In June 1995, the Company reincorporated in Colorado. The Company's principal line of business is the manufacture and sale of thin film glass for use in flat panel and liquid crystal displays. During 1997, the Company began selling its thin film coated glass manufacturing systems to flat panel display manufacturers. The Company experiences risks common to technology companies, including highly competitive and evolving markets for its products.

The Company was formed in May 1992 as the result of a merger between Applied Films, Inc. ("AFI") and a wholly owned subsidiary of Donnelly Corporation ("Donnelly"), Donnelly Coated Corporation ("DCC"). As a result of the merger, Donnelly owned 50% of the outstanding common stock of the Company, with the remaining 50% owned by the former shareholders of AFI.

         Stock Split

Effective September 30, 1997, the Company issued a stock dividend to all shareholders of six shares for every one held. All share and per share amounts have been retroactively restated to reflect this event.

         Initial Public Offering

In November 1997, the Company completed an initial public offering (the "Offering") of 1,900,000 shares. In connection with this offering, Donnelly sold its 50% interest in the Company, consisting of 1,400,000 shares. An additional 500,000 shares were newly issued in the Offering. In December 1997, an additional 176,439 shares were issued to the underwriters in connection with completion of the Offering. Donnelly paid substantially all costs of this underwriting, other than commissions related to the 500,000 new shares.

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

         Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 1998, 1997 and 1996 include 52 weeks.

         Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than ninety days to be cash equivalents.

         Concentration of Credit Risk

The Company provides credit, in the normal course of business, to large electronics manufacturers, located primarily in Asia. Due to the recent monetary crisis in Asia, the Company has experienced a slowdown in orders in the fourth quarter, continuing subsequent to year end. As a result, management has developed a restructuring plan, subsequent to year end, designed to reduce costs and improve operating efficiencies. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and requires letters of credit from certain foreign customers prior to shipment. Sales within Asia totaled approximately $40,624,000, $26,145,000 and $17,064,000 in the years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively. At June 27, 1998, approximately $4,853,000 of the Company's coated glass sales were receivable from Asian companies and all of the income earned, not yet billed, was from contracts with Asian companies. Although the Company is directly impacted by economic conditions in Asia and in the electronics industry, management does not believe significant credit risk exists at June 27, 1998.

         Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at June 27, 1998 and June 28, 1997, consist of the following:

                                                                            June 27,              June 28,
                                                                              1998                  1997
         Raw materials, net                                                $  6,555,000          $3,840,000
         Work-in-process                                                         11,000               9,000
         Materials for manufacturing systems                                    302,000             158,000
         Finished goods                                                       3,187,000           2,153,000
                                                                            ------------      -------------
                                                                            $10,055,000          $6,160,000
                                                                             ==========           =========

       Property, Plant and Equipment

Property, plant and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. For construction-in-progress, the Company capitalizes interest based on its weighted average borrowing rate on the amount of additional investment. Interest of approximately $85,000, $9,000 and $0 was capitalized during fiscal years 1998, 1997 and 1996, respectively. Depreciation is computed on straight-line or accelerated methods over the following estimated useful lives:

                                                                            Estimated
                                                                           Useful Lives
                  Building                                                     30 years
                  Machinery and equipment                                    3-10 years
                  Office furniture and equipment                              3-5 years
                  Leasehold improvements                                     4-15 years

       Deferred Gain

The Company has entered into a lease transaction with a third party for the Company's new manufacturing and administrative facility in Longmont, Colorado (Note 9). The Company originally held a purchase option for this facility, which was subsequently sold. The gain recognized from the sale of this purchase option is being deferred and amortized over the term of the lease of 15 years.

       Revenue Recognition

Coated glass revenues are recognized upon shipment.

       System Sales

Revenues relating to the sales of thin film coating systems are recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Income received but not yet earned, which totaled $0 and $1,500,000 at June 27, 1998 and June 28, 1997, respectively, represents amounts received pursuant to the contract terms which occur prior to the Company's recognition of revenues on the contract for financial reporting purposes. Income earned, but not yet billed, which totaled $1,436,000 and $145,000 at June 27, 1998 and June 28, 1997,
respectively, represents revenues earned prior to billing.

       Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and supplies. The Company incurred approximately $1,243,000, $749,000 and $965,000 of research and development costs for the years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively, net of reimbursements received from a contracting research organization.

       Foreign Currency Transactions

The Company generated approximately 78% and 83% of its revenues in fiscal years 1998 and 1997, respectively, from sales to foreign corporations. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese Yen. For those transactions denominated in Japanese Yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of the period spot exchange rate. Transaction gains and losses are charged or credited to income during the year.

       Net Income (Loss) Per Share

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding for each period. Common equivalent shares include stock options to purchase the Company's common stock.

       Adoption of New Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 128 entitled, "Earnings per Share." SFAS No. 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Under SFAS No. 128, basic shares are calculated as shares outstanding in the market, less any treasury shares, and diluted shares are calculated using basic shares and including dilutive common equivalent shares such as stock options. The Company has applied this accounting principle retroactively. The effect of this accounting change on previously reported earnings per share was as follows:

                                                    1998                      1997                   1996
                                                         Fully                     Fully                 Fully
                                             Primary     Diluted      Primary      Diluted    Primary    Diluted
Primary earnings per share (as reported
    under the prior method)                  $ 0.84                    $0.56                  $(0.39)

Effect of removal of options issued within
    12 months of IPO in connection with
       adoption of SFAS No. 128                0.06                     0.02                       -

                                             ------                  -------                 --------
Basic earnings per share                       0.90                     0.58                   (0.39)


Fully diluted earnings per share (as reported
    under the prior method)                               $0.86                   $0.56                 $(0.39)
Effect of stock options                       (0.05)                       -                       -
Effect of use of average market price for
    options as opposed to end of year price
    used under previous method                            (0.01)                   0.02                      -
                                             ------      ------       ------     ------       ------    ------

Diluted earnings per share                   $ 0.85      $ 0.85        $0.58      $0.58       $(0.39)   $(0.39)
                                              =====      ======         ====       ====        =====     =====

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows (in thousands of shares):

                                                                  1998          1997       1996
       Weighted average number of common
                 shares outstanding (shares used in
          basic earnings per share computation)                   3,181        2,796        2,798
       Effect of stock options (treasury stock
          method)                                                   194           18           -
                                                                 ------       ------       ------
       Shares used in diluted earnings per share
          computation                                             3,375        2,814        2,798
                                                                  =====        =====        =====

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal year 1998. Under SFAS No. 130, the Company reports comprehensive income, which in addition to net income, includes all changes in equity during a period except those resulting from investments by and distributions to owners. In fiscal years 1998 and 1997 there were no material differences between net income and comprehensive income.

       Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public companies report information about their operating segments based on the financial information used by the chief operating decision maker in their annual financial statements and requires those companies to report selected information in their interim statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the segments, if any, that will be reported in connection with adoption of SFAS No. 131.

In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Once the capitalization criteria of SOP 98-1 have been met, certain internal and external direct costs of materials, services and interest should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, which is fiscal year 2000 for the Company. The Company believes that the application of SOP 98-1 will not have a material impact on its financial statements.

In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Presently, the Company is deferring certain start-up costs related to the joint venture in China (Note 9). The Company expects that the effect of the application of SOP 98-5 in the first quarter of fiscal 2000 to be approximately $100,000, net of tax. This effect will be reflected as a cumulative effect of a change in accounting principle at the time of adoption.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for years beginning after June 15, 1999 and may be implemented as of the beginning of any fiscal quarter after June 15, 1998. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)    LONG-TERM DEBT

                                                                                    June 27,           June 28,
                                                                                      1998               1997
Revolving  credit  facility,  due June 30,  2000,  secured by eligible  accounts receivable,  inventory,  equipment  and fixtures,  as defined in the  Agreement;
interest  payable  quarterly  and  accruing  based on the Prime rate  and/or the
Eurodollar  rate, at the election of the Company at the beginning of each month, plus a factor varying based on earnings before interest, taxes, depreciation and amortization, as defined by the Agreement (8% and 7.406%,
respectively, at June 27, 1998)                                                        $3,910,000        $     -

Line of credit with a bank, due June 30, 1997, (see amended terms discussed
below)                                                                                 -                  7,138,000


Note payable secured by a deed of trust on land, due January 12, 1998;  payments of interest only due monthly; interest accruing at 9.0% at
June 28, 1997                                                                          -                     75,000

                                                                                       June 27,           June 28,
                                                                                         1998               1997
Note  payable  secured by a deed of trust on land and  buildings,  payable in 60 monthly installments of principal and interest of $7,692 (final payment due
June 27, 2002); with interest accruing at 8.790%                                          310,000           371,000

Other capital leases of equipment                                                          32,000                 -
                                                                                      -----------        ----------
                                                                                        4,252,000         7,584,000
       Less-current portion                                                              (77,000)        (1,136,000)
                                                                                     ------------        ----------
       Total long-term debt                                                            $4,175,000        $6,448,000
                                                                                        =========         =========

On March 27, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Agreement"), which consolidated all outstanding debt into a revolving credit facility with maximum availability of $11,500,000, due on June 30, 2000. The Company must maintain certain financial ratios to remain in compliance with the Agreement, including a ratio of debt to earnings before interest, taxes, depreciation and amortization; a ratio of total liabilities to tangible net worth and maintain a certain amount of tangible net worth, all as defined in the Agreement. As of June 27, 1998, the entire facility was available to the Company in accordance with these provisions. At the beginning of each month, the Company may elect to have a portion of the borrowings bear interest at the Eurodollar rate and any additional borrowings bear interest at the Prime rate. As of June 27, 1998, the Company had $3,000,000 of borrowings at the Eurodollar rate.

Maturities of debt at June 27, 1998, are as follows:

                  Fiscal Year-
                     1999                                                                $     77,000
                     2000                                                                   3,994,000
                     2001                                                                      92,000
                     2002                                                                      89,000
                     2003                                                                           -
                     Thereafter                                                                     -
                                                                                         ------------
                           Total                                                           $4,252,000
                                                                                         ============

(4)     RELATED PARTY TRANSACTIONS

In fiscal 1993, the Company acquired a 25% general partner interest in a partnership (the "Partnership") from an unrelated party; the remaining 75% general partner interest in the Partnership was owned by founding stockholders of the Company. The Company accounts for this investment under the equity method of accounting, and the undistributed earnings are included in other income in the accompanying consolidated statements of operations. This Partnership owned and leased certain Boulder office and manufacturing facilities to the Company under a noncancelable lease (see Note 9) until they were sold in June 1998. The Company paid the Partnership monthly rent and paid all property taxes and insurance costs. The Company paid rent of approximately $241,000 under this agreement during each of the years ended June 29, 1996 and June 28, 1997, and $248,000 in the year ended June 27, 1998. In November 1995, the Partnership acquired approximately 15,000 shares of the Company's common stock. Accordingly, the Company reduced its investment in the affiliate for its 25% share of the Partnership's investment in the Company.

In connection with the sale of the Boulder facilities, the Partnership was dissolved and liquidated. As a result, the Company received 25% of the shares of the Company's stock owned by the Partnership.

In fiscal 1997, the Company accrued $250,000 as interest expense as consideration for Donnelly's guarantee of $5 million of the Company's debt. This amount was paid in August 1997. On July 22, 1997, Donnelly extended this guarantee for the duration of the Agreement with the same maximum amount guaranteed of $5 million. During fiscal

1998, approximately $103,000 of additional interest was accrued and paid. This guarantee expired in connection with the Offering.

(5)    STOCKHOLDERS' EQUITY

       Stock Options

In May 1993, the board of directors approved the Company's 1993 Stock Option Plan (the "1993 Plan") covering 276,500 shares of common stock. The exercise price of these options is determined by the board of directors. The options granted in fiscal years 1994 and 1995 vested, one-quarter per year, over a four year period and, under its original terms, were not exercisable until after an initial public offering of common stock was completed by the Company. Accordingly, the Company accounted for the 1993 Plan as a variable plan until June 30, 1995, at which time the board of directors declared that the options then outstanding were exercisable, subject to their vesting terms. The Company has recorded approximately $597,000 of deferred compensation related to all options, which is equal to the excess of the estimated fair market value of the common stock as of July 1, 1995 over the exercise price. Through June 27, 1998, the Company has expensed $590,000, and the balance of such deferred compensation is being expensed over the remaining estimated service period, which is consistent with the vesting period.

In April 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") covering 172,500 shares of common stock, as amended. The exercise price of options granted under the 1997 Plan is determined by the board of directors based upon estimated fair market value. The options granted are to vest ratably over four years.

         Statement of Financial Accounting
          Standards No. 123 ("SFAS 123")

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees and directors under APB 25. As the Company did not grant options to purchase common stock during the year ended June 29, 1996, no pro forma compensation expense was required for fiscal 1996 under the provisions of SFAS 123.

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal 1998 and 1997 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                                             1998           1997
              Risk-free interest rate                                        5.66%          6.32%
              Expected lives                                               5 years        5 years
              Expected volatility                                              64%            51%
              Expected dividend yield                                           0%             0%

To estimate expected lives of options for this valuation, it was assumed options will be exercised at varying schedules after becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Until the Company's common stock was publicly traded, the expected market volatility was estimated using the estimated average volatility of three publicly held companies which the Company believes to be similar with respect to the markets in which they compete. Actual volatility of the Company's stock may vary. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

The total fair value of options granted was computed to be approximately $147,000 and $230,000 for the years ended June 27, 1998 and June 28, 1997, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $89,000 and $5,000 for the fiscal years ended June 27, 1998 and June 28, 1997, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income would have been reported as follows (in thousands, except share data):

                                                                             1998           1997
                  Net income:
                      As reported                                           $2,857         $1,621
                                                                             =====          =====
                      Pro forma (unaudited)                                 $2,768         $1,616
                                                                             =====          =====

                  Basic earnings per share:
                      As reported                                          $  0.90        $  0.58
                                                                            ======         ======
                      Pro forma                                            $  0.87        $  0.58
                                                                            ======         ======

A summary of the 1993 and 1997 Plans is as follows:

                          For the Fiscal Years Ended


      June 27, 1998               June 28, 1997              June 29, 1996
     ---------------             ---------------            --------------

                                                           Weighted                   Weighted                 Weighted
                                                            Average                    Average                  Average
                                                            Exercise                   Exercise                 Exercise
                                              Options        Price       Options        Price     Options        Price
Outstanding at beginning of year              345,100        $3.43       260,183      $2.83       273,602      $2.82
    Granted                                    34,545        $7.20        84,917      $5.26             -          -
    Canceled                                        -            -             -          -       (13,419)     $2.57
                                           ----------      -------    ----------    -------    ----------     ------
Outstanding at end of year                    379,645        $3.77       345,100      $3.43       260,183      $2.83
                                              =======         ====       =======       ====       =======       ====
Exercisable at end of year                    255,695        $3.05       200,111      $2.78       126,427      $2.58
                                              =======         ====       =======       ====       =======       ====

Weighted average fair value of
   options granted                                           $2.89
                                                             =====

The  following  table  summarizes   information  about  employee  stock  options
outstanding and exercisable at June 27, 1998:

                                                  Options Outstanding                          Options Exercisable

                                      Number of           Weighted
                                       Options             Average           Weighted           Number            Weighted
                                   Outstanding at         Remaining          Average        Exercisable at        Average
           Range of                   June 27,           Contractual         Exercise          June 27,           Exercise
        Exercise Prices                 1998            Life in Years         Price              1998              Price
       -----------------               ------          ---------------       -------            ------            ------
           $2.32                        122,766             4.90              $2.32            122,766            $2.32
           $3.29                        137,417             7.60               3.29            103,063             3.29
           $5.26                         84,917             8.90               5.26             29,866             5.26
           $7.20                         34,545             9.25               7.20                 -               -
                                       --------                             -------           --------           ------
                                        379,645                               $3.77            255,695            $3.05
                                        =======                             =======            =======           ======

       Employee Stock Purchase Plan

On September 5, 1997, the board of directors of the Company adopted, and the shareholders subsequently approved, the Applied Films Corporation Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan will permit eligible employees of the Company to purchase shares of common stock through payroll deductions and/or lump sum payments. Shares will be purchased at 90% of the fair market value of the common stock on the last trading day in each quarterly purchase period. Up to 30,000 shares of common stock may be sold under the Purchase Plan. Shares sold under the Purchase Plan may be newly issued shares or shares acquired by the Company in the open market. Unless terminated earlier by the board of directors, the Purchase Plan will terminate when all shares reserved for issuance have been sold thereunder. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and will be administered in accordance with the limitations set forth in Section 423 and the rules and regulations thereunder.

On June 27, 1998, the Company granted 1,777 shares to employees under this plan at a grant price of $4.84 per share.

(6)    INCOME TAXES

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The net deferred tax asset (liability) is comprised of the following:

                                                               June 27,        June 28,
                                                                 1998           1997
Inventories                                                     $ 118,000    $  85,000
Accrued expenses                                                  771,000      215,000
Partnership income                                                (24,000)        --
Foreign currency gain                                             (28,000)        --
Valuation allowance                                                  --        (50,000)
                                                                ---------    ---------
                Total current deferred tax asset, net             837,000      250,000
                                                                ---------    ---------

Property, plant and equipment                                    (670,000)    (442,000)
Deferred compensation                                             216,000      208,000
Deferred gain                                                     303,000         --
Other                                                            (169,000)     (57,000)
                                                                ---------    ---------
                Total non-current deferred tax liability, net    (320,000)    (291,000)
                                                                ---------    ---------
                Total deferred tax asset (liability), net       $ 517,000    $ (41,000)
                                                                =========    =========

Income tax provision (benefit) for the years ended June 27, 1998, June 28, 1997 and June 29, 1996 consist of the following:

                                                Fiscal Years Ended
                                     June 27,       June 28,         June 29,
                                      1998           1997             1996
Taxes currently payable:
     Federal                       $ 1,858,000    $   695,000    $  (232,000)
     State                             180,000         22,000        (22,000)
                                   -----------    -----------    -----------
          Total current portion      2,038,000        717,000       (254,000)

Taxes deferred:
     Federal                          (509,000)      (143,000)      (155,000)
     State                             (49,000)        31,000        (15,000)
                                   -----------    -----------    -----------
          Total deferred portion      (558,000)      (112,000)      (170,000)
                                   -----------    -----------    -----------
          Total tax provision      $ 1,480,000    $   605,000    $  (424,000)
                                   ===========    ===========    ===========

Reconciliations between the effective statutory federal income tax expense (benefit) rate and the Company's effective income tax provision (benefit) rate as a percentage of net income (loss) before taxes were as follows:

                                                                                           Fiscal Years Ended
                                                                             June 27,            June 28,             June 29,
                                                                              1998                 1997                 1996
Statutory federal income tax expense (benefit) rate                           34.0%               34.0%                (34.0)%
State income taxes                                                             3.3%                3.3%                 (3.3)%
(Decrease) increase in valuation allowance                                    (1.1)%              (0.5)%                 4.1%
Effect of FSC                                                                 (4.4)%              (5.8)%                  -
Other                                                                          2.3%               (3.8)%                 5.0%
                                                                           --------            --------              --------
                                                                              34.1%               27.2%                (28.2)%

Under the provisions of the Internal Revenue Code, as amended, the Company's Foreign Sales Corporation may exempt a portion of its export related taxable income from federal and state income taxes.

(7)    PROFIT SHARING PLAN

In August 1992, the board of directors adopted a profit sharing plan for all non-executive employees. The amount to be contributed to the profit sharing pool, subject to the approval of the Company's board of directors, is generally 10% of pre-tax income before royalty income and profit sharing expense. Profit sharing is paid to employees monthly based on their employee pay level and length of service with the Company. The Company expensed approximately $482,000, $247,000 and $29,000 in fiscal years 1998, 1997 and 1996, respectively, related to this plan.

(8)    SIGNIFICANT CUSTOMERS

During fiscal years 1998, 1997 and 1996, approximately 78%, 83% and 82%, respectively, of the Company's gross sales were to overseas customers. The
Company's ten largest customers accounted for in the aggregate, approximately 78%, 59% and 56% of the Company's gross sales in fiscal 1998, 1997 and 1996, respectively. In addition, two individual customers represented 33% and 15% of sales, respectively, in 1998. These customers were not individually significant in 1997 or 1996. The loss of, or a significant reduction or purchases by, one or more of these customers would have a material adverse effect on the Company's operating results.

The breakdown of sales by geographic region is as follows:

                                                                      Fiscal Years Ended
                                                          June 27,         June 28,            June 29,
                                                            1998            1997                1996
        Asia (other than Japan)                          $32,800,000     $19,534,000       $12,776,000
        Japan                                              7,824,000       6,611,000         4,288,000
        United States                                     12,224,000       5,997,000         4,049,000
        Europe and Other                                   2,304,000       2,941,000         1,499,000
                                                      --------------  --------------    --------------
        Gross sales                                       55,152,000      35,083,000        22,612,000
        Less: sales returns and
           allowances                                     (2,111,000)     (1,033,000)         (874,000)
                                                      --------------  --------------    --------------
        Net sales                                        $53,041,000     $34,050,000       $21,738,000
                                                          ==========      ==========        ==========

The Company's sales are typically denominated in U.S. dollars. However, certain customers of the Company currently pay in Japanese Yen. As a result, the Company recognized approximately $174,000, $96,000 and $(286,000) of foreign currency exchange rate gain (loss) on foreign currency exchange rate fluctuations for the fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996, respectively. The Company currently has approximately $839,000 of its accounts receivable and $2,028,000 of its accounts payable denominated in Japanese Yen as of June 27, 1998.

(9)    COMMITMENTS

The Company is obligated under certain noncancelable operating leases for office, manufacturing and warehouse facilities. The Company entered into a new lease for the Company's manufacturing and administrative location in Longmont, Colorado, which is accounted for as an operating lease. The lease payments commenced on January 30, 1998, and payments are fixed until the first day of the second lease year, at which time payments increase annually one and one-half percent plus one-half of the increase in the Consumer Price Index per annum. Lease payments have been normalized over the term of the lease. The initial lease term is 15 years, with two additional 5 year options to extend. Additionally, on June 12, 1998, the Company entered into two short-term leases for the Boulder facilities, which terminate August 31, 1998, to facilitate moving to the Company's new location. Lease payments for both of the short-term leases are fixed for the term of the leases.

The future minimum rental payments under the leases are as follows:

                           Fiscal year-
                             1999                                                   $ 929,000
                             2000                                                     821,000
                             2001                                                     834,000
                             2002                                                     846,000
                             2003                                                     859,000
                             Thereafter                                             8,909,000
                                                                                -------------
                                                                                  $13,198,000
                                                                                =============

The Company announced its intent to enter into a joint venture with one of its suppliers of glass to produce coated glass. In connection with its investment in this joint venture, the Company is expected to invest $3,200,000 of equity in the form of cash as well as sell coating equipment to the joint venture. As of June 27, 1998, the Company has invested approximately $71,000 in organizational costs in the formation of this venture which are included in Investment in Affiliate in the accompanying consolidated balance sheets.

(10)   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value due to the nature of the investments and the length of maturity of these investments. The fair value of the Company's debt is based on borrowing rates that would approximate existing rates; therefore, there is no material difference in their fair market value and the carrying value.

(11)   YEAR 2000 (Unaudited)

The Company utilizes software and related technologies within its business processes that may be impacted by the year 2000 issue. The year 2000 issue exists because many computer systems and applications currently use two digit date fields to designate a year. Date sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to properly treat the year 2000 could cause systems to process critical financial and operational information incorrectly.

The Company has completed its initial assessment of all currently used computer systems, as well as production equipment used and coating equipment sold, and developed a plan to correct the systems that will be affected. The Company continues to evaluate appropriate courses of corrective action, including the replacement of certain systems. The Company began in fiscal 1998 evaluating personal computer hardware and software outside of the Company's IT systems. With respect to personal computers, the Company has completed the audit phase, and the assessment and scope phases are approximately 80% complete. The Company is presently in the process of testing and implementation, and is upgrading its personal computer hardware and software to become Year 2000 compliant. The Company's goal is to complete the remediation of personal computer systems by the end of fiscal 1999. The Company estimates that the implementation stage is approximately 50% complete for its major systems. In addition, the Company is relying on outside vendors to provide new system upgrades to mitigate the year 2000 issue.

The Company presently anticipates that it will complete its Year 2000 assessment and remediation by the end of fiscal 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communication or transportation systems as a result of Year 2000 issues.

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during calendar year 1999.

If such modifications and conversions are not completed timely, the year 2000 issue may have a material impact on the operations of the Company. Management does not anticipate these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company. Present estimated costs for remediation are approximately $40,000.

ITEM 9:  Changes in and Disagreements With Accountants and Financial Disclosure

     There  have  been  no  changes  in  or   significant   disagreements   with
Accountants.


                                    PART III

ITEM 10:  Directors and Executive Officers of the Registrant

     The information set forth on page 4, under the caption "Nominees for Election as Directors" of the Registrant's definitive Proxy Statement dated September 17, 1998, is hereby incorporated by reference.

ITEM 11:  Executive Compensation

     Information relating to compensation of the Registrant's executive officers and directors is contained on page 7, under the captions "Compensation of Directors" and "Compensation of Executive Officers," in the Registrant's definitive Proxy Statement dated September 17, 1998, and is incorporated herein by reference.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

     Information relating to security ownership of certain beneficial owners and management is contained on page 9, under the caption "Compensation of Executive Officers -- Executive Compensation -- Security Ownership of Management" in the Registrant's definitive Proxy Statement dated September 17, 1998, and is incorporated herein by reference.

ITEM 13:  Certain Relationships and Related Transactions

     Information relating to certain relationships and related transactions is contained on page 12, under the caption "Certain Transactions" in the
Registrant's definitive Proxy Statement dated September 17, 1998, and is incorporated herein by reference.


                                     PART IV

ITEM 14:  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements.

     The Registrant's consolidated financial statements, for the year ended June 27, 1998, together with the Report of Independent Certified Public Accountants are filed as part of this Form 10-K report. See "ITEM 8: Financial Statements and Supplementary Data." The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

     2. Financial Statement Schedules.

Financial statement schedules are not submitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

     3. Exhibits.

     Reference is made to the Exhibit Index which is found on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

     (b) Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 27, 1998.

     (c) Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules

     The response to this section of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            APPLIED FILMS CORPORATION


                            By:   /s/ Thomas T. Edman
                                  Thomas T. Edman, President
                                  September 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 17, 1998. The persons named below each hereby appoint Thomas T. Edman and Thomas D. Schmidt, and each of them severally, as his attorney in fact, to sign in his name and on his behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.


   Signatures                                     Title
                                President, Chief Executive Officer and Director
/s/ Thomas T. Edman             principal executive officer)
    Thomas T. Edman

                                Chief Financial Officer and Treasurer (principal
/s/ Thomas D. Schmidt           accounting and financial officer)
    Thomas D. Schmidt

/s/ John S. Chapin              Director
John S. Chapin

/s/ Cecil Van Alsburg           Director
Cecil Van Alsburg

/s/ James A. Knister            Director
James A. Knister

/s/ Chad D. Quist               Director
Chad D. Quist

/s/ Jeffrey K. Fergason         Director
Jeffrey K. Fergason

/s/ Richard P. Beck             Director
Richard P. Beck

                                  EXHIBIT INDEX


Exhibit No.       Description

       3.1 Amended and Restated Articles of Incorporation of Applied Films Corporation are incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333- 35331).
       3.2 Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's
               Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
       4.1     Specimen common stock certificate is incorporated by reference to
               Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
      10.1 1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).
      10.2     1997 Stock  Option Plan is  incorporated  by reference to Exhibit
               10.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
      10.3     Employee  Stock  Purchase  Plan is  incorporated  by reference to
               Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
      10.4 Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to
               Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
      10.5 Amended and Restated Credit Agreement, dated as of June 30, 1997, together with Security Agreement, dated June 30, 1994, each between Registrant and NBD Bank is incorporated by reference to
               Exhibit 10.5 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
      10.6     First Amendment to Amended and Restated Credit  Agreement,  dated as of March 27, 1998, between Registrant and NBD Bank.
      10.7     Lease  Agreement  dated  January  30,  1998,  between  9586  East
               Frontage  Road,   Longmont,   CO  80504  LLC  and  Registrant  is
               incorporated   by  reference  to  Exhibit  10.9  of  Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997.
      10.8 Agreement, dated as of November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant.
      11.1     Statement re: computation of per share earnings
      21.1 Subsidiary of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
      23.1     Consent of Arthur Andersen LLP
      24.1     Power of Attorney (included on page 47)
      27.1     Financial Data Schedule (EDGAR filing only)

Exhibit 10.6
                               FIRST AMENDMENT TO
                      AMENDED AND RESTATED CREDIT AGREEMENT

         THIS FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT, dated as of March 27, 1998 (this "Amendment"), between APPLIED FILMS CORPORATION, a Colorado corporation (the "Company"), and NBD BANK, a Michigan banking corporation, of Detroit, Michigan (the "Bank").

     A. The parties hereto have entered into an Amended and Restated Credit Agreement, dated as of June 30, 1997 (the "Credit Agreement"), which is in full force and effect. A requirement of the Credit Agreement was that Donnelly Corporation provide a guaranty of the Company's obligations under the Credit Agreement. The Bank has now released Donnelly Corporation from its obligations under its guaranty.

     B. The Company desires to amend the Credit Agreement as herein provided to reflect the guaranty's release, to increase the amount available under the Commitment, and to make certain other amendments, and the Bank is willing to so amend the Credit Agreement.

     Based upon these recitals, the parties agree as follows:

     1. Amendment. Upon the Company satisfying the conditions set forth in paragraph 4 (the date that this occurs being called the "effective date"), the Credit Agreement shall be amended as follows:

          (A)  The  terms  "Available   Guaranty   Amount",   "Comfort  Letter",
     "Guarantor", "Guaranty", and "Guaranty Amount" are each deleted from the Credit Agreement.

          (B) The term "Borrowing Base" is amended in its entirety, to read as follows:

               "Borrowing Base" means, as of any date, the sum of (a) an amount equal to 85% of the value of Eligible Accounts Receivable, plus (b) an amount equal to the lesser of (i) 40% of the value of Eligible Inventory and (ii) $4,000,000, plus (c) an amount equal to 60% of the value of Eligible Fixed Assets."

          (C) The term "Commitment" is amended in its entirety, to read as follows:

               "Commitment" means the Bank's commitment to make Loans and Letter of Credit Advances pursuant to Section 2.1 in amounts not exceeding an aggregate principal amount outstanding at any time of $11,500,000 as such amount may be reduced from time to time pursuant to Section 2.2, provided, that the aggregate principal amount of all outstanding Letters of Credit shall not exceed $3,000,000.

          (D) The term "Eligible Fixed Assets" is amended in its entirety, to read as follows:

               "Eligible Fixed Assets" means, as of any date, those tangible fixed assets owned by the Company in which the Company has granted to the Bank a first-priority perfected security interest pursuant to the Security Agreement and which are either (i) listed and valued in an appraisal dated April 21, 1997, performed by Norman Levy and Associates, which has been furnished to the Bank, valued at the fair market value established in the appraisal, as up-dated at the Bank's request from time to time, or (ii) acquired by the Company after the appraisal identified above, valued at the acquired cost until such time as the Bank requests an appraisal, after which they shall be valued at the fair market value established in the appraisal, but not including any fixed asset (a) that is not usable in the business of the Company, (b) that is located outside the United States (which shall not be deemed to include any territories of the United States), (c) that is subject to, or any accounts or other proceeds resulting from the sale or other disposition thereof could be subject to, any Lien (except those in favor of the Bank under the Security Documents), (d) that is not in the possession of the Company, (e) that is held for sale or lease or is the subject of any lease, (f) that is subject to any trademark, trade name or licensing arrangement, or any law, rule or regulation, that could limit or impair the ability of the Bank to promptly exercise all rights of the Bank under the Security Documents, (g) if such fixed asset is located on premises not owned by the Company unless the landlord or other owner of the premises has waived its distraint, lien, and similar rights with respect to the fixed asset and has agreed to permit the Bank to enter the premises after an Event of Default has occurred pursuant to a waiver and agreement of the owner in favor of and satisfactory to the Bank, (h) with respect to which any insurance proceeds are not payable to the Bank as a loss payee or are payable to any loss payee other than the Bank or the Company, or (i) that for any other reason is at any time reasonably deemed by the Bank to be ineligible.

          (E) The term "Eurodollar Rate" is amended in its entirety, to read as follows:

               "Eurodollar Rate" means, with respect to any Eurodollar Rate Loan and the related Eurodollar Interest Period, the per annum rate that is equal to the sum of (a) the per annum margin amount determined by reference to the chart set forth below, determined quarterly by the Bank from the financial statements submitted by the Company under
          Section 5.1(d)(ii) for the months of March, June, September, and December, plus (b)the rate per annum obtained by dividing (i) the per annum rate of interest at which deposits in Dollars for such Eurodollar Interest Period and in an aggregate amount comparable to the amount of such Eurodollar Rate Loan are offered to the Bank by other prime banks in the London or Nassau interbank market, selected in the Bank's discretion, at approximately 11:00 am. London or Nassau time, as the case may be, on the second Eurodollar Business Day prior to the first day of such Eurodollar Interest Period by (ii) an amount equal to one minus the stated maximum rate (expressed as a decimal) of all reserve requirements (including, without limitation, any marginal, emergency, supplemental, special or other reserves) that is specified on the first day of such Eurodollar Interest Period by the Board of Governors of the Federal Reserve System (or any successor agency thereto) for determining the maximum reserve requirement with respect to eurocurrency funding

          (currently referred to as "Eurocurrency liabilities" in Regulation D of such Board) maintained by a member bank of such System, all as conclusively determined by the Bank, such sum to be rounded up, if necessary, to the nearest whole multiple of one-hundredth of one percent (1/100 of 1%).

               Ratio calculated
               under Section 5.2(a)                                 Margin

               (i)      Less than or equal to                       1.75%
                        1.5 to 1.0

               (ii)     Greater than 1.5 to 1.0 but                 2.00%
                        less than or equal to 2.0 to 1.0

               (iii)    Greater than 2.0 to 1.0 but                 2.25%
                        less than or equal to 2.5 to 1.0

               (iv)     Greater than 2.5 to 1.0 but                 2.50%
                        less than or equal to 3.0 to 1.0

               (v)      Greater than 3.0 to 1.0                     2.75%

          (F) The term "Security Documents" is amended by deleting the phrase "the Guaranty, the Comfort Letter,".

          (G) The first sentence of Section 2.4(a) is amended by deleting the following phrase:

               ", provided, however, that a Eurodollar Rate Loan may be requested only if the aggregate outstanding principal amount of the Eurodollar Rate Loans (including the requested Loan) plus the Letter of Credit Advances would not exceed the Guaranty Amount"

          (H) The first paragraph of Section 2.5(e) is amended in its entirety to read as follows:

               "(e) Security Documents. A confirmation of the Security Agreement duly executed on behalf of the Company substantially in the form of Exhibit F granting or confirming to the Bank the collateral and security intended to be provided pursuant to Section 2. 10, together with:"

          (I) Section 2. 10 is amended in its entirety to read as follows:

               "Security and Collateral. To secure the payment when due of the Revolving Credit Note and all other obligations of the Company under this Agreement to the Bank, the Company shall execute and deliver to the Bank the Security Documents granting or confirming security interests in all present and future accounts, inventory, equipment, and fixtures of the Company, provided, however, the Company need not grant to the Bank a security interest in fixed assets which are not Eligible Fixed Assets."

          (J) Each reference in Sections 5. 1(d)(ii), (iv), and (v) to 10 days after the end of each month is amended to read "20 days".

          (K) Section 5.2(d) is amended in its entirety to read as follows:

               "Make any capital expenditures during any fiscal year of the Company, the aggregate amount of which exceeds $5,500,000."

          (L) Section 6.1(b) is amended by deleting the phrase "or the Guarantor" each time it appears therein.

          (M) Section 6.1(e) is amended by deleting the phrase "or the Guarantor" each time it appears therein and adding the word "or" before the phrase "any of its Subsidiaries" each time it appears therein.

          (N) Section 6.1(h) is amended by deleting the phrase "or the Guarantor" each time it appears therein and adding the word "or" before the phrase "any of its Subsidiaries" each time it appears therein, and adding the word "or" before the phrase "any Subsidiary" in the last full line of that subsection.

          (O) Section 7.4 is amended by deleting the phrase "or the Guarantor" each time it appears therein.

          (P) Exhibit A, Revolving Credit Note, is amended in its entirety by substituting therefor the Amended and Restated Revolving Credit Note attached as Exhibit A (the "Amended Note").

          (Q) Exhibit C, Request for Advance, is amended in its entirety by substituting therefor the Request for Advance attached as Exhibit C.

          (R) Exhibit D, Request for  Continuation  or  Conversion  of Loan,  is
     amended  in  its  entirety  by   substituting   therefor  the  Request  for
     Continuation or Conversion of Loan attached as Exhibit D.


          (S) Exhibit E, Borrowing Base Certificate, is amended in its entirety by substituting therefor the Borrowing Base Certificate attached as Exhibit E.

          (T) Exhibit G, Confirmation of Guaranty, Subordination Agreement, and Comfort Letter, is deleted.

     2. References to Credit Agreement; Confirmation of Security Agreement. From and after the effective date of this Amendment, references to the Credit Agreement in the Credit Agreement and all other documents issued under or with respect thereto (as each of the foregoing is amended hereby or pursuant hereto) shall be deemed to be references to the Credit Agreement as amended hereby. The Company further confirms the continuing effect of the Security Agreement as security for the payment of all debt now or hereafter owing by the Company to the Bank, including without limitation the debt arising under the Credit Agreement as amended hereby and the Amended Note.

     3. Representations and Warranties. The Company represents and warrants to the Bank that:

          (a) (i) The execution, delivery and performance of this Amendment and all agreements and documents delivered pursuant hereto by the Company have been duly authorized by all necessary corporate action and do not and will not violate any provision of any law, rule, regulation, order, judgment, injunction, or award presently in effect applying to it, or of its articles of incorporation or by-laws, or result in a breach of or constitute a default under any material agreement, lease, or instrument to which the Company is a party or by which it or its properties may be bound or affected; (ii) no authorization, consent, approval, license, exemption or filing of a registration with any court or governmental department, agency, or instrumentality is or will be necessary to the valid execution, delivery, or performance by the Company of this Amendment and all agreements and documents delivered pursuant hereto; and (iii) this Amendment and all agreements and documents delivered pursuant hereto by the Company are the legal, valid, and binding, obligations of the Company, enforceable against it in accordance with the terms thereof.

          (b) After giving effect to the amendments contained herein, the representations and warranties contained in Article IV (other than Section 4.6) of the Credit Agreement are true and correct on and as of the effective date hereof with the same force and effect as if made on and as of such effective date.

          (c) No Event of Default has occurred and is continuing or will exist under the Credit Agreement as of the effective date hereof

     4. Conditions to Effectiveness. This Amendment and the amendments provided for herein shall become effective on and as of the date first above written (the "Effective Date"), provided that all of the following conditions precedent shall have been satisfied:

          (a) This Amendment and the Amended Note shall have been duly executed and delivered by the Company.

          (b) The Bank shall have received a certified copy of resolutions of the Board of Directors of the Company authorizing the execution and delivery of this Amendment by the Company.

          (c) No Default or Event of Default shall have occurred and be continuing.

          (d) The Company shall have paid the principal of and all outstanding interest due under the Term Loan.

     5. Miscellaneous. The terms used but not defined herein shall have the respective meanings ascribed thereto in the Credit Agreement. Except as expressly amended hereby, the Credit Agreement and all other documents issued under or with respect thereto are ratified and confirmed by the Bank and the company and shall remain in full force and effect, and the Company acknowledges that it has no defense, off-set, or counterclaim with respect thereto.

     6. Counterparts. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Amendment by signing any such counterpart.

     7. Expenses. The Company agrees to pay and save the Bank harmless from liability for all costs and expenses of the Bank arising in respect of this Amendment, including the reasonable fees and expenses of Dickinson Wright PLLC, counsel to the Bank, in connection with preparing and reviewing this Amendment and any related documents.

     8. Governing Law. This Amendment is a contract made under, and shall be governed by and construed in accordance with, the laws of the State of Michigan applicable to contracts made and to be performed entirely within such state and without giving effect to the choice law principles of such state.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the date first written above.

APPLIED FILMS CORPORATION                         NBD BANK


By:     /s/ Thomas D. Schmidt                     By:     /s/ William C. Goodhue
        Thomas D. Schmidt                                 William C. Goodhue
        Its: Chief Financial Officer                      Its:   Vice President


199136.1

                              AMENDED AND RESTATED
                              REVOLVING CREDIT NOTE

$11,500,000                                                       March 27, 1998
                                                               Detroit, Michigan

     FOR VALUE RECEIVED, the undersigned, APPLIED FILMS CORPORATION, a Colorado corporation (the "Company"), promises to pay to the order of NBD BANK, a Michigan banking corporation, of Detroit, Michigan (the "Bank"), at the principal banking office of the Bank in lawful money of the United States of America and in immediately available funds, the principal sum of Eleven Million Five Hundred Thousand Dollars ($11,500,000), or such lesser amount as is noted in the books and records of the Bank, on the Termination Date; and to pay interest on the unpaid principal balance hereof from time to time outstanding, in like money and funds, for the period from the date hereof until the Revolving Credit Loans shall be paid in full, at the rates per annum and on dates provided in the Credit Agreement referred to below.

     This Note evidences one or more Revolving Credit Loans made under an Amended and Restated Credit Agreement dated as of even date herewith (as amended or modified from time to time, the "Credit Agreement"), between the Company and the Bank, to which reference is made for a statement of the circumstances under which this Note is subject to prepayment and under which its due date may be accelerated. Capitalized terms used but not defined in this Note shall have the respective meanings assigned to them in the Credit Agreement.

     The Bank is authorized by the Company to note in its records the date, amount and type of each Loan, the interest rate and duration of the related Eurodollar Interest Period (if applicable), the amount of each payment or prepayment of principal thereon, and the other information provided for in such records, which records shall constitute prima facie evidence of the information so noted, provided that the Bank's failure to make any such notation shall not relieve the Company of its obligation to repay the outstanding principal amount of this Note, all accrued interest hereon, and any amount payable with respect thereto in accordance with this Note and the Credit Agreement.

     This Note is issued in substitution for the Revolving Credit Note dated June 30, 1997, in the principal amount of $8,500,000, previously issued by the Company to the Bank pursuant to the Agreement (the "Prior Note"). This Note shall evidence, and the Company promises to pay, in addition to the principal amount outstanding hereunder and all interest thereon accrued, all accrued and unpaid interest on the Prior Note.

     The Company and each endorser or guarantor hereof waives demand, presentment, protest, diligence, notice of dishonor and any other formality in connection with this Note. Should the indebtedness evidenced by this Note or any part thereof be collected in any proceeding or be placed in the hands of attorneys for collection, the Company agrees to pay, in addition to the principal and interest payable hereon, all costs of collecting this Note, including attorneys' fees and expenses.

                                       APPLIED FILMS CORPORATION

                                       By:      /s/ Thomas D. Schmidt
                                                Thomas D. Schmidt
                                                Its:   Chief Financial Officer

                                    EXHIBIT C
                              (Revised March, 1998)

                               REQUEST FOR ADVANCE

                                     (date)
NBD Bank
611 Woodward Avenue
Detroit, Michigan 48226

Attention:________________

     Applied Films Corporation, a Colorado corporation (the "Company"), requests a [Letter of Credit Advance] [Revolving Credit Loan] pursuant to Section 2.4 of the Amended and Restated Credit Agreement, dated as of June 30, 1997 (as amended, the "Credit Agreement"), between the Company and the Bank, in the amount of $ ________, to be issued on _________, 19___, and to be evidenced by the Company's Revolving Credit Note. Capitalized terms used but not defined herein shall have the respective meanings assigned to them in the Credit Agreement.

     Such Revolving Credit Loan shall be made as a [insert either Eurodollar Rate Loan or Floating Rate Loan) and the initial Eurodollar Interest Period, if the requested Advance is a Eurodollar Rate Loan, shall be [insert permitted Eurodollar Interest Period].

     Such Letter of Credit Advance shall be made by the Bank issuing its Letter of Credit for the account of the Company in the maximum amount of $ _________ to and for the benefit of _________________ with a stated expiry date of _________________, 19____, and containing the further terms and conditions set forth in the attached letter of credit application to the Bank.

In support of this request, the Company represents and warrants to the Bank that:

     A. The representations and warranties contained in Article IV of the Credit Agreement are true and correct on and as of the date hereof, and will be true and correct on the date such Advance is made (both before and after such Advance is made), as if such representations and warranties were made on and as of such dates.

     B. No Event of Default, and no event or condition which might become such an Event of Default with notice or with lapse of time, or both, has occurred and is continuing or will exist on the date of such Advance is made (whether before or after such Advance is made).

Accepting the proceeds of the Advance by the Company shall constitute a further representation and warranty that the representations and warranties made herein are true and correct at the time the proceeds are disbursed.
                                       APPLIED FILMS CORPORATION

                                       By:___________________________________

                                      Its:___________________________________

                                    EXHIBIT D
                              (Revised March, 1998)

                 REQUEST FOR CONTINUATION OR CONVERSION OF LOAN

                                     (date)

NBD Bank
611 Woodward Avenue
Detroit, Michigan 48226

Attention:

     The undersigned (the "Company") requests that $ ___________ of the principal amount of the Revolving Credit Loan originally made on __________, 19___ , which Loan is currently a [insert type of Loan based on type of interest rate applicable], to be continued as or converted to, as the case may be, a [insert type of Loan requested based on type of interest rate desired) on __________, 19___ . If such Loan is requested to be converted to a Eurodollar Rate Loan, the Company elects a Eurodollar Interest Period for such Loan of [insert permitted Eurodollar Interest Period]. Capitalized terms used but not defined herein shall have the respective meanings assigned to them in the Amended and Restated Credit Agreement, dated as of June 30, 1997 (as amended, the "Credit Agreement"), between the Company and NBD Bank.

In support of this request, the Company certifies that:

     A. The representations and warranties contained in Article IV of the Credit Agreement are true and correct on and as of the date hereof, and will be true and correct on the date of the continuation or conversion of such Loan, as if such representations and warranties were made on and as of such dates.

     B. No Event of Default has occurred and is continuing or will exist on the date of the continuation or conversion of such Loan.

     C. Acceptance of the continuation or conversion of such Loan by the Company shall be deemed to be a further representation that the representations made herein are true and correct at the time such proceeds are disbursed.

                                              APPLIED FILMS CORPORATION

                                               By:______________________________

                                              Its:______________________________

                                    EXHIBIT E
                              (Revised March, 1998)

                           BORROWING BASE CERTIFICATE

                                     (date)

NBD Bank
611 Woodward Avenue
Detroit, Michigan 48226

Attention: _______________

     Reference is made to the Amended and Restated Credit Agreement, dated as of June 30, 1997 (as amended, the "Credit Agreement"), between Applied Films Corporation, a Colorado corporation (the "Borrower"), and NBD Bank, a Michigan banking corporation of Detroit, Michigan (the "Bank"). Capitalized terms used but not defined herein shall have the respective meanings assigned to them in the Credit Agreement.

     The Borrower represents and warrants to the Bank that the following computations of the Borrowing Base, and the related supporting schedules attached hereto, are true and correct as of the close of business on _________, 19___ , and conform with the terms of the Credit Agreement:

                                 Borrowing Base

1.  (1)      Eligible Accounts Receivable.............................$_________

    (b)      85% of Eligible Accounts Receivable......................$_________

2.  (a)      Value of Eligible Inventory..............................$_________

    (b)      40% of Value of Eligible Inventory.......................$_________

    (c)      Maximum Eligible Inventory Value.........................$4,000,000

3.  (a)      Fair Market Value of Eligible Fixed Assets...............$_________

    (b)      60% of Eligible Fixed Assets.............................$_________

4.  Borrowing Base
    (1(b), plus the lesser of 2(b) and 2(c), plus 3(b))...............$_________

5.  Aggregate outstanding principal amount of Revolving Credit
    Loans plus Letter of Credit Advances..............................$_________

6.  4 minus 5 - if negative, remit difference to the Bank
    under Section 3.1(c) of the Credit Agreement......................$_________

     The Borrower further represents and warrants to the Bank that as of the close of business on ___________, 19___:

     1. The representations and warranties contained in Article IV of the Credit Agreement and in the Security Agreement are true and correct on and as of such date, as if such representations and warranties were made on and as of such date. For purposes of this certificate, the representations and warranties contained in Section 4.6 of the Credit Agreement shall be deemed made with respect to both the financial statements referred to therein and the most recent financial statements delivered pursuant to Section 5.1 (d) of the Credit Agreement.

     2. No Event of Default or event or condition which might become an Event of Default with notice or lapse of time, or both, has occurred and is continuing.

                                               APPLIED FILMS CORPORATION


                                               By:_____________________________

                                                Its:___________________________

Exhibit 10.8
                                    AGREEMENT




                                     between



                          NIPPON SHEET GLASS CO., LTD.



                                       and



                            NSG FINE GLASS CO., LTD.



                                       and




                            APPLIED FILMS CORPORATION







                     DATED AS OF 18TH DAY OF NOVEMBER, 1997

                                    AGREEMENT

                                TABLE OF CONTENTS

Clause No.        Title                                                     Page

Clause I          Definitions..................................................2
Clause 2          Sales of Products............................................2
Clause 3          Sales of Substrate Glass.....................................4
Clause 4          Market Information...........................................5
Clause 5          Technical Assistance.........................................5
Clause 6          Technology and Confidentiality...............................5
Clause 7          Force Majeure................................................7
Clause 8          Term.........................................................7
Clause 9          Termination..................................................8
Clause 10         Arbitration..................................................8
Clause 11         Notice.......................................................8
Clause 12         Miscellaneous................................................9

EXHIBIT-A         Terms and Conditions of Sale...............................A-1

                                    AGREEMENT

This Agreement, made as of this 18th day of November, 1997, by and among:

NIPPON SHEET GLASS CO., LTD.
a corporation duly organized and existing under the laws of Japan and having its principal office of business at 8-1 Nishi-Hashimoto 5-chome, Sagamihara City, Kanagawa Pref. 229-11 Japan (hereinafter called "NSG")

and:

NSG FINE GLASS CO., LTD.
a corporation duly organized and existing under the laws of Japan and having its principal office of business at 8-1 Nishi-Hshimoto 5-chome, Sagamihara City, Kanagawa Pref. 229-11 Japan and a wholly owned subsidiary company of NSG (hereinafter called "NFN")

and:

APPLIED FILMS CORPORATION
a corporation duly organized and existing under the laws of the state of Colorado, U.S.A. and having its principal office of business at 6797 Winchester Circle, Boulder, CO 80301 U.S.A. (hereinafter called "AFC")

WITNESSETH THAT:

WHEREAS, NSG is engaged in the sale of substrate glass and ITO coated glass, and NFN is engaged in the manufacture of substrate glass and ITO coated glass for supply to NSG, and AFC is engaged in the manufacture and sale of ITO coated glass.

WHEREAS, NSG desires to sell ITO coated glass manufactured by AFC to its customers, and AFC desires to penetrate into Japanese market through NSG's sales channel.

WHEREAS, NSG desires to sell substrate glass to AFC and AFC desires to purchase substrate glass from NSG to meet certain of its requirement for ITO glass.

NOW, THEREFORE, it is mutually agreed between the parties as follows:

1.       DEFINITIONS

For the purpose of this Agreement, the following terms shall have the following meanings:

(1) "Products" shall mean ITO coated glass manufactured by AFC in accordance with such specifications as may be mutually agreed among the parties hereto from time to time.
(2) "Substrate Glass" shall mean polished or unpolished glass which is cut to size and seamed for further process of ITO coating.
(3) "Customers" shall mean NSG's existing customers and other customers which will, from time to time, be designated by AFC and agreed by NSG.


2.       SALES OF PRODUCTS

(1)      Grant
AFC hereby grants to NSG and NSG accepts from AFC the non-exclusive and non-transferable right to sell the Products to the Customers during the term of this Agreement, pursuant to those purchase orders issued by NFN that are accepted by AFC from time to time; provided, however, that AFC is under no obligation to accept any or all purchase orders issued by NFN and/or NSG. The sale and purchase of the Products shall be subject to the terms and conditions set forth on attached Exhibit A.

(2)      Sales Channel
The Products shall be purchased from AFC by NFN and then supplied to NSG for the sale to the Customers.

(3)      Sales Forecast
NSG shall prepare and provide AFC with a sales forecast of the Products from time to time. Upon receipt of the sales forecast from NSG, AFC shall advise NSG of its prospect of the delivery, and shall use its best efforts to meet NSG's requirement. AFC shall notify NSG in writing of any significant change in the prospect of the delivery as soon as possible after the change is made.

(4)      Individual Purchase Order
NFN shall issue an individual purchase order to AFC specifying the details of each purchase agreed upon among the parties hereto such as specifications of the Products and packing, delivery date, destination, and etc. (hereinafter called "Individual Purchase Order"). Such Individual Purchase Order shall become valid only after receipt by NFN of order acceptance and confirmation from AFC.

(5)      Prices and Terms
From October 1, 1997 to September 30, 1998, the price to be charged by AFC for the Products delivered in accordance with the Individual Purchase Order shall be the amount equal to ninety-five percent (95%) of the selling price of NSG for the Products to the Customers. Commencing October 1, 1998, the price to be charged by AFC for the Products delivered in accordance with the Individual Purchase Order shall be the amount equal to ninety-six percent

(96%) of the selling price of NSG for the Products to the Customers.
Provided, however, that in case the Products are sold to NANOX CO., LTD., the rate applicable shall be ninety-six percent (96%) of the selling price.

(6)      Costs and expenses
The Products shall be in the custody of AFC until they are delivered to the Customers. AFC shall bear all costs and expenses incurred in and until the delivery to the Customers, including without limitation, freight, storage, transportation, insurance premium, duties, landing charges and local taxes.

(7)      Payment
All payment of NFN to AFC hereunder shall be made by remittance in Japanese Yen within thirty (30) days after the end of the month in which the shipment of the Products out of a warehouse is made by AFC on the corresponding Individual Purchase Order.

(8)      Warranty
AFC warrants that the Products meet the specifications as mutually agreed upon among the parties hereto and are free from defects in workmanship as well as materials during a period of six (6) months from the date of each delivery hereunder. THERE ARE NO OTHER WARRANTIES (EXCEPT AS EXPRESSLY SET FORTH IN THIS PARAGRAPH OR IN ANY WRITTEN WARRANTIES SUPPLIED BY AFC TO NFN OR NSG) EITHER EXPRESS OR IMPLIED, INCLUDING ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.

(9)      Quality Claims against Defective Products
Any claim by NFN or NSG in regard to any latent defect in the Products shall be sent in writing within the warranty period stipulated in Paragraph (8) of this
Article 2., except that claim relating to other than latent defect shall be sent within sixty (60) days after the delivery to the Customers, and must be dispatched with full particulars certifying such defect. In case a claim is laid against NSG by one or more of its Customers ("Claiming Customer(s)") with respect to the Products, AFC shall assist NSG with reasonable assistance and have direct consultation with that Customer so that NSG can amicably settle the claim with the Claiming Customer(s). In case any of these claims is objectively judged reasonable after consultation between the parties hereto and such claim results solely from any act or omission or negligent work of AFC, then AFC shall, at NFN's or NSG's option:
i) replace the defective Products free of charge within sixty (60) days following receipt of such claim;
ii) accept cancellation of the corresponding part of the Individual Purchase Order; or

iii) take responsibility for the losses and damages incurred by such claim of the Claiming Customer(s) if the claim is objectively judged reasonable after direct consultation with that Customer.

(10)     Infringement
AFC shall indemnify and hold each of NFN, NSG and the Customers harmless from all cost, expense and liability, including attorney's fees, arising out of any claim or action based on infringement by the Products of any patent or other intellectual property rights other than an infringement inhering in any written direction by NFN, to the extent that the foregoing costs, expenses, claims, etc. result from a final unappealable judgment against AF C. Upon the occurrence of such a claim or action, then NFN and/or NSG shall promptly notify AFC thereof and AFC, at its option, may, but is not obligated to, assume the defense thereof.

(11)     Dead Stock
In the event that any of the Customers rescind, change or cancel any order of the Products after the Products have been shipped by AFC, NSG shall use reasonable efforts to assist AFC in the sale of all such Products that were subject to such order rescission, change or cancellation.


3.       SALES OF SUBSTRATE GLASS

(1)      Supply of Substrate Glass
NSG shall sell to AFC and AFC shall purchase from NSG the Substrate Glass for the manufacture of the ITO coated glass under the terms and conditions as mutually agreed upon between NSG and AFC. AFC shall use reasonable efforts to purchase the Substrate Glass from NSG up to fifty percent (50%) of its total requirement, as far as the Substrate Glass supplied by NSG is competitive in respect of price, quality and/or terms of delivery.

(2)      Processing
The processing of the Substrate Glass shall be made by NFN or SUZHOU NSG ELECTRONICS CO., LTD. a wholly owned subsidiary company of NSG or MJM CO., LTD. an 15% owned affiliate company of NSG (hereinafter collectively called "Affiliates"). In case the processing is made by a party other than NSG or its Affiliates, NSG shall obtain a prior written approval of AFC.

(3)      Prices, Terms and Conditions for Sales
The sales price of the Substrate Glass and other terms and conditions for sale shall be mutually agreed upon in writing by the parties hereto. Such terms and conditions shall be reviewed when necessary. The delivery of the Substrate Glass shall be made on the conditions of Ex Works. All orders placed by AFC shall be executed by NSG only after they have been confirmed in writing.

(4)      Payment
Each payment shall be made by AFC by telegraphic transfer in Japanese Yen within ninety (90) days after Bill of Lading date.

(5)      Warranty
NSG warrants that the Substrate Glass meets the specifications as mutually agreed upon between AFC and NSG and is free from defects in workmanship as well as materials during a period of six (6) months from the date of each delivery hereunder. THERE ARE NO OTHER WARRANTIES (EXCEPT AS EXPRESSLY SET FORTH IN THIS PARAGRAPH OR IN ANY WRITTEN WARRANTIES SUPPLIED BY AFC TO NFN OR NSG) EITHER EXPRESS OR IMPLIED, INCLUDING ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.

(6)      Quality Claims against Defective Glass Substrate
Any claim by AFC in regard to any latent defect in the Substrate Glass shall be sent in writing within the warranty period stipulated in Paragraph (5) of this
Article 3., except that claim relating to other than latent defect shall be sent within sixty (60) days after the delivery to AFC, and must be dispatched with full particulars certifying such defect. In case any of these claims is objectively judged reasonable and such claim results solely from any act or omission or negligent work of NSG, then NSG shall, at AFC's option:
i) replace the defective Substrate Glass free of charge within sixty (60) days following receipt of such claim;
ii)      accept cancellation of the corresponding part of the orders; or
iii) take responsibility for the losses and damages incurred by such claim if the claim is objectively judged reasonable.


4.       MARKET INFORMATION

NSG shall, at regular intervals, report to AFC any market information collected and acquired by NSG in relation to the Products.


5.       TECHNICAL ASSISTANCE

In case AFC and NFN agree that AFC is in need of NFN's technical assistance for the manufacture of the Products, NFN shall, at AFC's cost, render to AFC such technical assistance on the terms and conditions as mutually agreed upon between AFC and NFN.


6.       TECHNOLOGY AND CONFIDENTIALITY

During the term of this Agreement, AFC and NSG may disclose or make available to each other's representatives from time to time, orally, visually and/or in writing, as each party at its sole discretion deems necessary, certain trade secrets, know-how, designs, and proprietary, commercial, financial, and technical information relating to their respective present or future design, development, or business activities which is either provided in written or graphic form (or in materials otherwise embodied within electronic media) and is clearly marked "Confidential", or is verbally or visually disclosed (whether in sample or prototype or relating to methods and process) and identified as Confidential at the time of disclosure and is set forth in writing and transmitted from the disclosing party to the receiving party and marked "Confidential" within thirty (30) days after the verbal or visual disclosure ("Proprietary Information").

The parties agree as follows:
A. Each party acknowledges that all Proprietary Information disclosed to a representative of the receiving party hereunder is deemed to be and shall remain the property of the disclosing party.
B. For a period of five (5) years from the date of disclosure, the receiving party will keep all Proprietary Information of the disclosing party confidential and will not, directly or indirectly disclose, use or exploit such information for any purpose other than to pursue the goals and objectives of this Agreement, if such Agreement is still in effect. This paragraph shall survive termination of this Agreement.
C. In consideration for disclosure of the Proprietary Information, the receiving party also agrees to the following conditions:
         (i) The receiving party shall not reproduce or permit reproduction of any Proprietary Information in any form or embodied within any media, without the prior express written consent of the disclosing party.
         (ii) The receiving party will disclose the Proprietary Information to only those of its employees, or agents of the receiving party who need the information to perform their duties in connection with the evaluation or use of the Proprietary Information. Such employees or agents shall be instructed as to the obligations of confidentiality of this Agreement and shall be bound by such obligations.
         (iii) The receiving party shall not provide or otherwise make available, nor permit or otherwise allow any of its employees to provide or otherwise make available to the whole or any portion of the Proprietary Information, in any form, to any third party.
         (iv) The receiving party shall take all actions necessary to ensure that no third party entity or individual affiliated with it or its employees in any way obtains or uses the Proprietary Information without the prior express written consent of the disclosing party.
D. Each party understands that the disclosing party does not grant any license or right to know-how, patents, copyrights, or trademarks or other rights or property of the disclosing party, by implication or otherwise, relating to the Proprietary Information.

E. The receiving party's obligations to maintain the Proprietary Information in confidence and not to use the Proprietary Information shall not apply with respect to any of the following embodied within the Proprietary Information:
         (i) Information which is disclosed through public use or in printed publications, but only to the extent that the public disclosure is through no fault of the receiving party.
         (ii) Information which the receiving party can show, by clear and convincing evidence embodied within written documents, was in the receiving party's possession at the time of disclosure by the disclosing party.
         (iii) Information disclosed to the receiving party by a third party having no obligations of confidentiality or nonuse to the disclosing party or any other third parties with respect to such information.
         (iv) Information ordered to be disclosed by a court or governmental agency. Provided, however, that if receiving party receives a subpoena or other order relating to the disclosure of the Proprietary Information, it will promptly notify the disclosing party and cooperate with the disclosing party in opposing such action if the disclosing party requests.
F. Any and all written or graphic materials provided to the receiving party by the disclosing party (including any copies thereof or notes relating thereto made by the receiving party), in whatever form and embodied within whatever media, and any other notes, memoranda or documents prepared by the receiving party or its employees or agents relating to any of the Proprietary Information, shall be returned to the disclosing party upon request.


7.       FORCE MAJEURE

Neither party hereto shall be liable to any of the other parties for failure to perform its obligation hereunder due to the occurrence of any event beyond the reasonable control of such party and affecting its performance including, without limitation, act of god, act of government, earthquakes, labor strike, traffic accident, fire, war or shortage of law materials. Notwithstanding the foregoing, the occurrence of any of the above events shall not relieve any of the parties of its obligation to make payment required hereunder.


8.       TERM

This Agreement shall become effective on the date first above written and, unless earlier terminated, remain in force for a period of three (3) years, and shall be automatically renewed and continued thereafter on a year to year basis unless either party gives the other parties at least three (3) months prior written notices to terminate this Agreement before the expiration of the original term or any such extension of this Agreement.

9.       TERMINATION

(1) In the event that either party fails to perform any obligation hereunder or otherwise commits any breach of this Agreement, any of the other parties may terminate this Agreement by giving to the party in default a written notice, a copy of which shall be sent to the other party. Such termination shall become effective thirty (30) days after the said notice has duly been delivered to the party in default, unless the failure or breach is corrected within said thirty (30) days period.
(2) In the event that any proceeding for insolvency or bankruptcy is instituted by or against any of the parties or a receiver is appointed for any of the parties, the other party may forthwith terminate this Agreement.
(3) Termination of this Agreement for any reason shall be without prejudice to all liabilities and obligations of any party accrued prior to the date of termination, provided, however, that all payment to be made under this Agreement shall become due when such termination occurs due to the causes as provided in this Article 9.
(4) In the event of termination of this Agreement, the parties hereto shall cooperate and make reasonable efforts to dispose any stock of the Products which AFC possesses on the date of termination.


10.      ARBITRATION

(1) All dispute, controversies or differences which may arise among the parties hereto, out of, in relation to or in connection with this Agreement, shall be settled through friendly negotiations with the spirit of mutual benefits, and if an amicable settlement is not reached, then they shall be finally settled by arbitration in Singapore in accordance with the arbitration rules of the Singapore International Arbitration Centre ("SIAC") under auspices of the SIAC. The award rendered by arbitrator(s) shall be final and binding upon both parties. The arbitration proceedings shall be conducted in the English language.

(2) This Agreement shall be governed as to all matters, including validity, construction and performance, by and under the laws of the State of New York, U.S.A..


11.      NOTICE

All notices, demands or other communications required or permitted to be given hereunder shall be in writing and, unless the context otherwise requires, be;
(i) personally delivered; (ii) delivered by courier; (iii) transmitted by facsimile followed immediately by a confirmation letter by a postage prepaid mail to the following address or such other address as the parties may notify from time to time:

If to NSG:
Mail address:     8-1 Nishi-Hashimoto 5-chome, Sagamihara City, Kanagawa Pref.
                  229-11 Japan
Facsimile:        0427-75-1596
Attention:        Mr. Kazuyuki Izumi, General Manager


If to NFN:
Mail address:     8-1 Nishi-Hashimoto 5-chome, Sagamihara City, Kanagawa Pref.
                  229-11 Japan
Facsimile:        0427-75-1596
Attention:        Mr. Kazuyuki Izumi, General Manager


If to AFC:
Mail address:     6797 Winchester Circle, Boulder, CO 80301
Facsimile:        (303) 530-3214
Attention:        Mr. Tom Edman


With a Copy to:
Mail address:     Varnum, Riddering, Schmidt & HowlettLLP
                  Bridgewater Place, P.O. Box 352, Grand Rapids, MI 49501-0352
Facsimile:        (616) 336-7000
Attention:        Mr. William Lawrence III


Except as otherwise specified herein, all such notices, demands or other communications shall be deemed to have been given and received (i) upon receipt if personally delivered, or (ii) if delivered by courier on the seventh (7th) day following the date of consignment, or (iii) if by facsimile on the day when it is transmitted.


12.      MISCELLANEOUS

(1) The rights and obligations of this Agreement are personal to the parties and shall not be assigned without the prior written consent of the other parties.
(2) If any term or clause of this Agreement shall be judged to be invalid for any reason whatsoever, such invalidity shall not affect the validity of the remainder of this Agreement and such invalid term or clause shall be replaced with such other term or clause which is valid in all respects and has an effect as close as possible to that of such replaced one.
(3) No failure to exercise and no delay in exercising, on the part of either party, any right, power, remedy or privilege granted thereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power, remedy or privilege preclude any other or future exercise thereof or the exercise of any other right, power, remedy or privilege. The rights and remedies herein provided are cumulative and inclusive of any rights or remedies provided by law.
(4) This Agreement constitutes the entire agreement between the parties hereto with reference to the subject matter hereof and there are no understanding, representation or warranty of any kind except as set forth herein and shall not be amended or modified in any manner, or released, discharged, abandoned, or otherwise terminated except as expressly provided herein or by an instrument in writing signed by duly authorized officers or representatives of the parties hereto.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers or representatives on the date first above written.

                                       NIPPON SHEET GLASS CO., LTD.


                                            /s/ Yozo Izuhara
                                       By:      Yozo Izuhara
                                       Title:   Managing Director




                                       NSG FINE GLASS CO., LTD.


                                            /s/ Masakiyo Tachibana
                                       By:      Masakiyo Tachibana
                                       Title:   President




                                        APPLIED FILMS CORPORATION


                                             /s/ Cecil Van Alsburg
                                        By:      Cecil Van Alsburg
                                        Title:   President


#199122/1

                                    EXHIBIT-A

                          TERMS AND CONDITIONS OF SALE

1.       Terms of Contract
Seller agrees to sell to Buyer the goods identified on the Agreement dated 18 Nov. 1997 (the "Agreement") pursuant to the terms set forth below and any documents or specifications expressly incorporated herein. Seller's agreement to sell the goods to Buyer is conditional on Buyer's agreement to these terms, and no additional or different terms stated in any purchase order other form utilized by Buyer shall become part of the contract for sale unless agreed to by Seller in a writing signed by its authorized representative. In the event of any inconsistency between the terms of this Exhibit-A and the Agreement, the terms and conditions of the Agreement shall control.

2.       Authority of Seller's Representative
No affirmation, representation or warranty concerning the goods made by an agent, employee or representative of Seller shall be binding on Seller, unless the affirmation, representation or warranty is specifically included in the Agreement.

3.       Force Majeure
Seller shall not be responsible or liable for any delay or failure to deliver which directly or indirectly results from or is contributed to by any fire, flood, explosion, strike, foreign or domestic embargo, seizure, act of God, insurrection, war, the adoption or enactment of any law, ordinance, regulation, ruling or order directly or indirectly interfering with the production or delivery hereunder, or the lack of usual means of transportation beyond Seller's control. In the event that any one or more deliveries pursuant to the Agreement is suspended or delayed be reason of any of the foregoing events, Seller may, at its option, terminate the Agreement or delay delivery until such disabilities have ceased to exist.

In the event Seller's supply of product is insufficient to meet current shipping requirements due to any disability described above, Seller may allocate its supply of product for its own use and among its customers on such basis as Seller in the exercise of its discretion may determine, and in such event Seller shall not be liable to Buyer for failure to deliver all or any part of the quantities sold hereunder.

4.        Installment Deliveries as Separate Sales
Each installment of goods to be delivered pursuant to the Agreement is to be considered as a separate sale and Buyer shall be liable to pay the agreed price for each such installment without regard to any failure to deliver other installments, and Seller's breach or default in the delivery of any installment shall not give Buyer the right to refuse to receive any other installments.

5.       Packaging
Seller shall package the goods in a manner it deems reasonable unless otherwise specified in the Agreement.

6.       Buyer's Failure to Make Payment
All amounts not paid when due shall incur a late charge of one percent (1%) per month to the extent allowed by law. Buyer's failure to pay any amount when due shall also entitle Seller to suspend performance of any other purchase orders from Buyer.

7.       Waiver
No claim or right arising out of breach of the Agreement can be waived unless the waiver is supported by consideration and is in writing signed by the aggrieved party.

8.       Time for Bringing Action
Any arbitration action by Buyer for breach of the Agreement must be commenced within one (1) year after the cause of action has accrued.

                                                                    EXHIBIT 11.1


                            APPLIED FILMS CORPORATION
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                    (in thousands, except per share amounts)

                                                  June 27,                      June 28,                     June 29,
                                                   1998                          1997                         1996
BASIC EARNINGS PER SHARE

Net income (loss)                                 $ 2,857                       $ 1,621                     $ (1,078)

Weighted average number of common shares
     outstanding                                    3,181                         2,796                        2,798

Basic earnings per share                           $ 0.90                        $ 0.58                      $ (0.39)
                                                  =======                       =======                      ========
DILUTED EARNINGS PER SHARE

Net income (loss)                                 $ 2,857                       $ 1,621                     $ (1,078)

Shares outstanding:
Weighted average number of common shares
    outstanding                                     3,181                         2,796                        2,798

Assuming exercise of stock options                    380                           345                          274
Assuming repurchase of treasury stock                (186)                         (327)                        (274)
         Net incremental shares                       194                            18                            -

Weighted average number of common shares
     outstanding, as adjusted                       3,375                         2,814                        2,798

Diluted earnings per share                         $ 0.85                        $ 0.58                      $ (0.39)
                                                  =======                       =======                       ======

                                                                    Exhibit 23.1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the use of our report (and to all references to our Firm) included in or made a part of this Form 10-K and to the incorporation of our report into the Company's previously filed Registration Statement File Numbers 333-47951, 333-47967 and 333-51175.


                                            /s/ Arthur Andersen LLP
                                            ARTHUR ANDERSEN LLP





Denver, Colorado,
    September 17, 1998.