Form 10-Q
period 1998-10-03
APPLIED FILMS CORP
filed 1998-11-17
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended October 3, 1998
                          Commission File Number 23103

                            APPLIED FILMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                 Colorado                                84-1311581
      (State or other jurisdiction of          (IRS Employer Identification No.)
        incorporation ororganization)

      9586 I-25 Frontage Rd., Longmont, Colorado            80504
       (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:           (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

3,477,263 shares of Common Stock were outstanding as of November 5, 1998.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                       Page No.

Item 1.     Financial Statements:                                              3

            Consolidated Balance Sheets at October 3, 1998 and                 3
            June 27, 1998

            Consolidated Statements of Operations for the Three                4
            Months Ended October 3, 1998 and September 27, 1997

            Consolidated Statements of Cash Flows for the Three Months         5
            Ended October 3, 1998, and September 27, 1997

            Notes to Consolidated Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial                 12
            Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.                                 18

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          October 3, 1998       June 27, 1998
                                                          ---------------       -------------
ASSETS                                                                          (unaudited)
Current Assets:
  Cash and cash equivalents                               $    463              $     81
  Accounts Receivable, net
    Coated glass and other                                   6,275                 6,010
    Income earned, not yet billed                              424                 1,436
  Inventories, net                                           9,406                10,055
  Prepaid expenses and other                                 1,076                   948
  Deferred tax asset, net                                      727                   837
                                                          --------              --------
    Total current assets                                    18,371                19,367
                                                          --------              --------
Property, Plant and Equipment:
  Land                                                         270                   270
  Building                                                     240                   240
  Machinery and equipment                                   16,603                16,477
  Office furniture and equipment                               508                   502
  Leasehold improvements                                     1,033                 1,022
  Construction-in-progress                                   1,823                   877
                                                          --------              --------
                                                            20,477                19,388
  Accumulated depreciation                                 (10,565)              (10,129)
                                                          --------              --------
                                                             9,912                 9,259

Investment in affiliate                                        577                    71
                                                          --------              --------
                                                               577                    71

Total Assets                                              $ 28,860              $ 28,697
                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                  $  3,806              $  5,241
  Accrued expenses                                           2,607                 2,955
  Current portion of deferred gain                            --                      56
  Income taxes payable                                        --                     291
  Current portion of long-term debt                             71                    77
                                                          --------              --------
     Total current liabilities                               6,484                 8,620
                                                          --------              --------
Non-Current Liabilities:
  Long-term debt, net of current portion                     6,677                 4,175
  Deferred gain, net of current portion                        742                   756
  Deferred tax liability, net of current portion               338                   320
                                                          --------              --------
    Total liabilities                                       14,241                13,871
                                                          --------              --------
Stockholders' Equity:
  Common stock, no par value, 10,000,000
    shares authorized, 3,474,465 shares
    issued and outstanding                                   9,432                 9,424
  Deferred compensation                                         (5)                   (7)
  Retained earnings                                          5,192                 5,409
                                                          --------              --------
    Total stockholders' equity                              14,619                14,826
                                                          --------              --------
Total liabilities & stockholders' equity                  $ 28,860              $ 28,697
                                                          ========              ========

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                              Three Months Ended
                                                   -----------------------------------
                                                     October 3,1998    September 27, 1997
Net Sales                                              $  9,351        $ 11,251

Cost of Goods Sold                                        8,158           8,801
                                                       --------        --------
Gross Profit                                              1,193           2,450

Selling, General and Administrative                       1,304             986
Research and Development Expenses                           260             330
                                                       --------        --------
(Loss) Income from Operations                              (371)          1,134

Other Income (Expense):
Gain on foreign currency exchange                           124              12
Interest Expense                                           (112)           (171)
Other Income                                                 12              12
                                                       --------        --------
(Loss) Income before income taxes                          (347)            987

Income Tax (Benefit) Provision                             (130)            328
                                                       --------        --------
Net (Loss) Income                                      $   (217)       $    659
                                                       ========        ========
Net (Loss) Income Per Share
 Basic                                                   $(0.06)        $  0.24
 Diluted                                                 $(0.06)        $  0.23

Weighted Average Common Shares
 Outstanding
 Basic                                                    3,475           2,796
 Diluted                                                  3,504           2,925

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                           Three Months Ended   Three Months Ended
                                                           October 3, 1998      September 27, 1997
                                                           ---------------      ------------------
Cash Flows From Operating Activities
  Net (Loss) Income                                         $  (217)            $   659
  Depreciation and Amortization                                 454                 422
  Amortization of Deferred Gain                                 (14)                 --
  Compensation Cost - Option Plan                                 2                   6
  Loss (gain) on disposals of property,
    plant and equipment                                           1                  (4)
  Undistributed earnings of affiliate                          --                   (18)

Changes in --
  Accounts receivable (net)                                     723                 487
  Inventories                                                   648                  78
  Prepaid expenses and other                                    (93)                 (8)
  Accounts Payable                                           (1,434)              1,446
  Income received not yet earned                               --                 1,487
  Accrued expenses                                             (405)                 98
  Income taxes payable                                         (292)                 96
  Deferred income taxes, net                                    128                  (3)
Net cash flows from operating activities                       (499)              4,746
                                                            -------             -------
Cash Flows From Investing Activities
Purchase of Machinery and Equipment                            (145)                (76)
Purchase of Office Furniture & Equipment                         (6)                 --
Purchase of Leasehold Improvements                              (11)             (1,300)
Costs incurred for Construction in Progress                    (946)             (1,338)
Proceeds from Sale of Equipment                                --                     4
Investment in Affiliate                                        (506)                 --
Change in notes receivable from employees                       (10)                  1
Net cash flows from investing activities                     (1,624)             (2,709)
                                                            -------             -------
Cash Flows from Financing Activities
Proceeds from Long Term Debt                                  4,440               1,745
Repayment of Long Term Debt                                  (1,943)             (3,140)
Stock issuance on stock purchase plan                             8                  --
Net cash flows from financing activities                      2,505              (1,395)
                                                            -------             -------

Net Increase in Cash                                            382                 642
Cash and Cash Equivalents, beginning of period                   81                 297
Cash and Cash Equivalents, end of period                    $   463             $   939
                                                            =======             =======

Supplemental cash flow information
Cash paid for interest, net of amounts capitalized          $   183             $   356
                                                            =======             =======
Cash paid for income taxes net of
 amounts refunded                                           $    34             $   234
                                                            =======             =======

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Company Organization and Operations

     Applied Films Corporation, (the "Company"), was originally incorporated in 1992 as a Michigan corporation. In June 1995, the Company reincorporated in Colorado. The Company's principal line of business is the manufacture and sale of thin film coated glass for use in flat panel and liquid crystal displays. During fiscal 1997, the Company began selling its thin film coating equipment to flat panel display and other manufacturers. The Company experiences risks common to technology companies, including highly competitive and evolving markets for its products.

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

     Unaudited Financial Information

     The accompanying interim financial information as of October 3, 1998 and for the quarter ended September 27, 1997 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to a fair statement of the results of those interim periods presented. The results of operations for the quarter ended October 3, 1998 are not necessarily indicative of the results to be expected for the entire year.

     Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 1998 and 1999 include 52 and 53 weeks respectively.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory items are evaluated periodically for obsolescence and reserved or written off as appropriate. The Company's provision for slow-moving and unidentified losses in inventory was $113,000 at the end of the first quarter of fiscal year 1999 ended October 3, 1998 and $95,000 at fiscal year end June 27, 1998. Inventories at October 3, 1998 and June 27, 1998 consist of the following:

                                                     October 3, 1998            June 27, 1998
                                                     ---------------            -------------
Raw materials, net...............................    $5,616,000                $6,555,000
Work-in-process..................................         3,000                    11,000
Materials for manufacturing systems..............       182,000                   302,000
Finished Goods...................................     3,605,000                 3,187,000
                                                     ----------               -----------
                                                     $9,406,000               $10,055,000
                                                     ==========               ===========

     Revenue Recognition

     Coated glass revenues are recognized upon shipment to the customer. A provision for estimated sales returns and allowances is recognized in the period of the sale.

     Equipment Sales

     Revenues relating to the sales of thin film coating equipment are recognized on the percentage-of completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Income earned, but not yet billed, which totaled $424,000 and $1,436,000 at October 3, 1998 and June 27, 1998, respectively, represents revenues earned prior to billing. The Company offers warranty coverage for equipment sales for a period of 12 months after final acceptance. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity. Provisions for anticipated losses on contracts, if any, will be made in the period they become evident.

     Research and Development Costs

     Research and development costs are expensed as incurred and consist primarily of salaries and supplies. The Company incurred approximately $260,000 and $330,000 of research and development costs for the first quarter of fiscal year 1999 and the first quarter of fiscal year 1998, respectively.

     Foreign Currency Transactions

     The Company generated approximately 87% and 78% of its revenues in the first quarter of fiscal 1999 and fiscal year 1998, respectively, from sales to foreign corporations. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese yen. For those transactions denominated in Japanese yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of period spot exchange rate. Transaction gains and losses are charged or credited to income during the year.

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

                                                            1st Quarter 1999                          1st Quarter 1998

                                                                          Fully                                     Fully
                                                          Primary        Diluted                  Primary          Diluted
Primary (loss) earnings per share (as
reported under the prior method)                          $(0.06)                                   $0.22
Effect of removal of options issued
within 12 months of IPO in connection
with adoption of SFAS No. 128                               --                                       0.02
                                                        ---------                                  ------
Basic (loss) earnings per share                            (0.06)                                    0.24

Fully diluted (loss) earnings per share
(as reported under the prior method)
                                                                         $(0.06)                                     $0.22
Effect of stock options                                        --                                  (0.01)
Effect of use of average market price for
options as opposed to end of year price
used under previous method                                                 --                       --                0.01
                                                      -----------    -----------                --------            ------
Diluted earnings per share                                $(0.06)        $(0.06)                   $0.23             $0.23
                                                          =======        =======                   =====             =====


A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows (in thousands of shares):

                                                                       1st Quarter 1998
         Weighted average number of common
         shares outstanding (shares used in
         basic earnings per share computation)                              2,796

         Effect of stock options (treasury stock
         method)                                                              129
                                                                            -----
         Shares used in diluted earnings per share
         computation                                                        2,925
                                                                            =====

The impact to the first quarter of fiscal 1999 is not shown as the effect is anti-dilutive.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal year 1998. Under SFAS No. 130, the Company reports comprehensive income, which in addition to net income, includes all changes in equity during a period except those resulting from investments by and distributions to owners. In the first quarter of fiscal year 1999 and fiscal year 1998 there were no differences between net income and comprehensive income.


(3)  Sales by Geographic Region

     The breakdown of total sales by geographic region is as follows:

                                                             Three Months Ended                     Fiscal Year Ended
                                                               October 3, 1998                       June 27, 1998
                                                              ----------------                      --------------
                                                                 (unaudited)
Asia (other than Japan)....................                    $  5,930,000                             $ 32,800,000

Japan......................................                       2,229,000                                7,824,000

United States..............................                       1,270,000                               12,224,000

Europe and Other...........................                         324,000                                2,304,000
                                                              -------------                            ------------
Gross sales................................                       9,753,000                               55,152,000

Less: sales returns and allowances.........                        (402,000)                              (2,111,000)
                                                              -------------                            -------------
Net sales..................................                    $  9,351,000                             $ 53,041,000
                                                               ============                             ============

(4)  Employee Stock Purchase Plan

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

The Company granted 2,798 and 1,777 shares to employees under this plan at grant prices of $3.32 and $4.84 per share on October 3, 1998 and June 27, 1998, respectively.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION



     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, Part I, "Certain Factors." When used herein, the terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

OVERVIEW

     The Company's sales historically have been derived primarily from the sale of thin film coated glass to manufacturers of liquid crystal displays (LCDs). Most of the Company's LCD manufacturing customers are located in Asia. Sales to international customers represented approximately 87% of the Company's total gross sales and 88% of thin film coated glass sales in the first quarter of fiscal 1999. The Company expects international sales will continue to represent a significant portion of its net sales. During fiscal 1997, the Company began selling thin film coating equipment to flat panel display ("FPD") and other manufacturers, which sales totaled $2.8 million for fiscal year ended 1997. Sales of thin film coating equipment totaled $13.9 million for fiscal 1998 and $1.2 million for the first quarter of fiscal 1999.

     Sales and related costs of coated glass sales are recognized when products are shipped to the customer. Historically, sales have varied substantially from quarter to quarter, and the Company expects such variations to continue. Because a significant portion of the Company's overhead is fixed in the short term, the Company's gross profit and results of operations may be adversely affected by unexpected fluctuations in sales and prices. The Company is typically able to ship its thin film coated glass within 30 days of receipt of the order and, therefore, does not customarily have a significant long-term backlog of coated glass. Historically, the Company has experienced significant price pressure from time to time in its thin film coated glass business. During the first quarter of fiscal 1999, the Company has experienced a decline in selling prices and demand for coated glass. The Company believes the decrease in selling prices has resulted from a decrease in demand together with additional production capacity which has been added by coated glass suppliers. The Company expects continued downward pressure on its selling prices in the future. The Company expects continued downward pressure on its selling prices in the future.

     The Company sells most of its thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers which are in yen. Gross sales in yen were approximately $6.0 million, for fiscal 1998 and $2.2 million for the first quarter of fiscal 1999. The Company does not currently engage in international currency hedging transactions to mitigate its foreign exchange exposure, however, the Company does purchase raw glass from Japan which partially offsets foreign currency risks on thin film coated glass sales. The Company's purchases of raw material denominated in yen were approximately $8.9 million in fiscal 1998 and $1.6 million in the first quarter of fiscal 1999. At October 3, 1998, accounts receivable denominated in yen were approximately $957,000 or approximately 14% of total accounts receivable. At October 3, 1998, accounts payable denominated in yen were approximately $1.6 million, or 41% of total accounts payable. The Company is generally paid by its customers for its yen denominated sales within approximately 15 to 30 days of the date of sale.

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

     In June 1998, the Company announced that its financial results were being impacted by the economic conditions in Asia. These conditions continued to impact the financial results of the Company during the first quarter of fiscal 1999. In August 1998, the Company announced a restructuring plan that included a reduction in capacity (shutdown of a production coating system) and a reduction in work force. During the quarter, the Company has experienced reduced demand and declining sales prices for its thin film coated glass. Sales of thin film coated glass to two recent purchasers of the Company's thin film coating equipment are down significantly in part because these customers now coat glass formerly supplied to them by the Company. The Company believes these customers would have purchased thin film coating equipment from a competitor had they not purchased it from the Company and that sales of thin film coated glass to these customers would have declined whether or not the equipment was supplied by the Company. In addition, delays in capital spending by Asian-based flat panel display manufacturers have adversely impacted sales of thin film coating equipment by the Company. During fiscal 1998, certain plasma display manufacturers announced plans to delay commercialization of plasma display panels which negatively impact their capital equipment purchases and sale of equipment by the Company. Purchases of equipment by other FPD manufacturers have also been negatively affected by the Asian economic conditions. The Company expects the above conditions to continue to negatively impact both its coated glass and coating equipment businesses. Coating equipment backlog at the end of the first quarter of fiscal 1999 was $449,000 versus $950,000 at fiscal year end 1998 and $12.7 million as of the end of the first quarter of fiscal 1998.

     During fiscal 1998, the Company began the relocation of its production facilities from Boulder, Colorado to its new headquarters and production facility in Longmont, Colorado. The relocation of its production facilities adversely impacted results of operations during fiscal 1998 as well as during the first quarter of fiscal 1999. The Company has completed the relocation of its facilities as of October 3, 1998.

RESULTS OF OPERATIONS

Three Months Ended October 3, 1998 Compared with Three Months Ended September 27, 1997

     Net Sales. Net sales decreased 17% to $9.4 million in the first quarter of fiscal 1999 from $11.3 million in the first quarter of fiscal 1998. The decrease reflected a weakening demand and declining selling prices for thin film coated glass and a decline in equipment sales. Thin film coated glass sales decreased 12% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. Equipment sales decreased 45% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. Near term, the Company expects to experience reduced sales of both thin film coated glass and coating equipment.

     Gross Profit. Gross profit decreased to $1.2 million in the first quarter of fiscal 1999 from $2.5 million in the first quarter of fiscal 1998. As a percentage of net sales, gross profit margins decreased to 13% in the first quarter of fiscal 1999 from 22% in the first quarter of fiscal 1998. Gross profit margins for thin film coated glass for the first quarter of fiscal 1999 were negatively affected by declining sales prices, reduced sales volumes and the shut-down of a production coater in August 1998. Gross profit margins for coating equipment for the first quarter of fiscal 1999 were favorably affected by warranty reserves which were reduced by $157,000 as actual claims have been less than expected.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $1.3 million in the first quarter of fiscal 1999 from $986,000 in the first quarter of fiscal 1998 due primarily to one-time restructuring charges of $168,000 associated with the August 1998 reduction in work force as well as moving expenses of $186,000 incurred to complete the relocation of production equipment to the Company's new facility in Longmont, Colorado. As a percentage of net sales, selling, general and administrative costs were 14% for the first quarter of fiscal 1999 compared to 9% for the first quarter of fiscal 1998.

     Research and Development. Research and development expenses declined to $260,000 in the first quarter of fiscal 1999 from $330,000 in the first quarter of fiscal 1998. The decrease was due primarily to reduced salary and material expenses and a reduction in the number of research and development projects. As a percentage of net sales, research and development expenses were 3% in both the first quarter of fiscal 1999 and the first quarter of fiscal 1998.

     Interest Expense. Interest expense decreased to $112,000 in the first quarter of fiscal 1999 from $171,000 in the first quarter of fiscal 1998. Although debt levels were slightly higher during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, interest expense decreased primarily due to a debt guarantee fee from Donnelly incurred in the first quarter of fiscal 1998 which was not incurred in 1999. The debt guarantee fee terminated when Donnelly divested their investment in the Company in November 1997.

     Other Income (Expense). Other income increased by approximately $112,000 in the first quarter of fiscal 1999 over the first quarter of fiscal 1998 due primarily to gains on foreign currency exchange. Foreign currency gains and losses may occur in the future due to the fluctuating yen rate.

     Income Tax Provision (Benefit). The Company's income tax provision provided a benefit of $(130,000) in the first quarter of fiscal 1999 compared to an expense of $328,000 in the first quarter of 1998 due to operating losses incurred during the first quarter of fiscal 1999. The effective tax rate was approximately 37% during the first quarter of fiscal 1999 versus 33% during the first quarter of fiscal 1998. The increase in the effective tax rate is due to tax benefits resulting from favorable treatment of foreign transactions in the Company's FSC.

Liquidity and Capital Resources

     The Company has primarily funded its operations with cash generated from operations, proceeds from an initial public offering of the Company's stock and with additional debt borrowings. Cash used by operating activities for the first quarter of fiscal 1999 was ($499,000) compared to $4.7 million of cash provided by operations for the corresponding period in fiscal 1998 due primarily to first quarter fiscal 1999 net losses as well as reductions in accounts payable and accrued expenses. As of October 3, 1998, the Company had cash and cash equivalents of approximately $463,000 and working capital of $11.9 million. As of October 3, 1998, accounts receivable were approximately $6.7 million.

     The Company has an $11.5 million credit facility with a commercial bank which expires June 30, 2000. As of October 3, 1998, the Company had approximately $6.4 million outstanding on its credit facility. The remaining amount of this facility was available to the Company on October 3, 1998.

     Cash used by investing activities for the first quarter of fiscal 1999 was $1.6 million compared to $2.7 million for the first quarter of fiscal 1998. Capital expenditures for the fiscal quarter ended October 3, 1998 were $1.1 million, compared to $2.7 for the fiscal quarter ended September 27, 1997. Capital expenditures for the current year are expected to be approximately $3.0 million. Approximately $506,000 of the cash used by investing activities in the first quarter of fiscal 1999 related to the funding of the announced China joint venture with NSG. The Company expects to fund, through additional debt borrowings, approximately $2.9 million during the second quarter of fiscal 1999 for the joint venture. During the third and fourth quarters of fiscal 1999, the Company expects to receive cash proceeds from the sale of thin film coating equipment to the joint venture, which is expected to reduce borrowings.

     The Company believes that its working capital and capital resource needs will continue to be met by operations and by additional borrowings under its credit facility.

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

     The Company has completed its initial assessment of all currently used computer systems as well as production and coating equipment systems and has developed a plan to correct those areas that will be affected by the year 2000 issue. The Company has undertaken a corrective action plan including the replacement or upgrade of certain software and hardware. The Company will utilize outside vendors to assist in the upgrade of certain systems. The Company estimates that the implementation phase is approximately

60% complete with respect to its major systems. The Company's goal is to have these systems substantially year 2000 compliant by the end of fiscal 1999.

     The Company began in late fiscal 1998 evaluating personal computer hardware and software outside of the Company's IT systems. With respect to personal computers, the Company has completed the audit phase, and the assessment and scope phases are approximately 85% complete. The Company is presently in the process of testing and implementation, and is upgrading its personal computer hardware and software to become Year 2000 compliant. The Company's goal is to complete the remediation of personal computer systems by the end of fiscal 1999.

     In addition to reviewing its internal systems, the Company has begun formal communications with its significant vendors concerning Year 2000 compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products and services involve any material Year 2000 risks, and does not believe it is subject to any express or implied warranties related to its products.

     The Company does not presently anticipate that the costs to address the Year 2000 issue will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Present estimated costs for remediation are $40,000.

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

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan specifying what it intends to do if it, or critical external companies, are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan during calendar year 1999.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposure

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices. The Company is exposed to market risk through interest rates. This exposure is directly related to its normal funding and investing activities.

     Approximately $6.4 million of the Company's borrowed debt is subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked primarily to the Eurodollar rate, and secondarily to the prime rate. The Company believes that a moderate change in either the Eurodollar rate or the prime rate would not materially affect operating results or financial condition of the Company.

Foreign Exchange Exposure

     The Company is exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At October 3, 1998, the Company had approximately $957,000 of its accounts receivable and $1.6 million of its accounts payable denominated in yen. At June 27, 1998, the Company had approximately $839,000 of its accounts receivable and $2.0 million of its accounts payable denominated in yen. The Company believes that a moderate change in the Japanese yen/U.S. dollar exchange rate would not materially affect operating results or financial condition of the Company.

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



                                           APPLIED FILMS CORPORATION



Date:  November 17, 1998                   /s/ Thomas T. Edman
                                           Thomas T. Edman
                                           President and Chief Executive Officer


Date:  November 17, 1998                   /s/ Thomas D. Schmidt
                                           Thomas D. Schmidt
                                           Chief Financial Officer