Form 10-Q
period 1999-01-02
APPLIED FILMS CORP
filed 1999-02-16
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended January 2, 1999
                          Commission File Number 23103

                            APPLIED FILMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)




              Colorado                                    84-1311581
     (State or other jurisdiction              (IRS Employer Identification No.)
   of incorporation or organization)

9586 I-25 Frontage Rd., Longmont, Colorado                80504
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:           (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

3,477,263 shares of Common Stock were outstanding as of December 31, 1998.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statements:                                                3

          Consolidated Balance Sheets as of January 2, 1999 and                3
          June 27, 1998

          Consolidated Statements of Operations for the Three and Six          4
          Months Ended January 2, 1999 and December 27, 1997

          Consolidated Statements of Cash Flows for the Six Months             5
          Ended January 2, 1999 and December 27, 1997

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial                   12
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                      18
          Market Risk

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 6.   Exhibits and Reports on Form 8-K.                                   20

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           January 2, 1999                       June 27, 1998
                                                                          -----------------                     ---------------
ASSETS                                                                       (unaudited)
Current Assets:
  Cash and cash equivalents                                                       $971                                     $81
  Accounts Receivable, net
    Coated glass and other                                                       5,051                                   6,010
    Income earned, not yet billed                                                   --                                   1,436
  Inventories, net                                                               9,520                                  10,055
  Assets held for sale                                                           1,037                                      --
  Prepaid expenses and other                                                       966                                     948
  Deferred tax asset, net                                                          565                                     837
                                                                           -----------                            ------------
    Total current assets                                                        18,110                                  19,367
                                                                           -----------                            ------------
Property, Plant and Equipment:
  Land                                                                             270                                     270
  Building                                                                         240                                     240
  Machinery and equipment                                                       14,144                                  16,477
  Office furniture and equipment                                                   420                                     502
  Leasehold improvements                                                         1,264                                   1,022
  Construction-in-progress                                                       2,053                                     877
                                                                           -----------                            ------------
                                                                                18,391                                  19,388
  Accumulated depreciation                                                      (8,968)                                (10,129)
                                                                           -----------                            ------------
                                                                                 9,423                                   9,259

Investment in affiliate                                                            594                                      71
                                                                           -----------                            ------------
                                                                                   594                                      71

Total Assets                                                                   $28,127                                 $28,697
                                                                           ===========                            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                                        $3,243                                  $5,241
  Accrued expenses                                                               2,132                                   2,955
  Current portion of deferred gain                                                  56                                      56
  Income taxes payable                                                              --                                     291
  Current portion of long-term debt                                                224                                      77
                                                                           -----------                            ------------
     Total current liabilities                                                   5,655                                   8,620
                                                                           -----------                            ------------
Non-Current Liabilities:
  Long-term debt, net of current portion                                         7,319                                   4,175
  Deferred gain, net of current portion                                            728                                     756
  Deferred tax liability, net of current portion                                    93                                     320
                                                                           -----------                            ------------
    Total liabilities                                                           13,795                                  13,871
                                                                           -----------                            ------------
Stockholders' Equity:
  Common stock, no par value, 10,000,000
    shares authorized, 3,473,458 shares
    issued and outstanding                                                       9,456                                   9,424
  Deferred compensation                                                             (4)                                     (7)
  Retained earnings                                                              4,880                                   5,409
                                                                           -----------                            ------------
    Total stockholders' equity                                                  14,332                                  14,826
                                                                           -----------                            ------------
Total liabilities & stockholders' equity                                       $28,127                                 $28,697
                                                                           ===========                            ============

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended                      Six Months Ended
                                                January 2, 1999    December 27, 1997      January 2,1999    December 27, 1997
                                                ---------------    -----------------      --------------    -----------------
Net Sales                                           $6,176              $13,173             $15,527              $24,424

Cost of Goods Sold                                   5,493               10,588              13,650               19,389
                                                  --------            ---------            --------             --------
Gross Profit                                           683                2,585               1,877                5,035

Operating Expenses:
  Selling, General and Administrative                  794                1,109               2,099                2,095
  Research and Development Expenses                    212                  287                 472                  617
                                                  --------            ---------            --------             --------
(Loss) Income from Operations                         (323)               1,189                (694)               2,323

Other (Expense) Income:
(Loss) Gain on foreign currency exchange              (140)                  21                 (16)                  33
Interest Expense                                      (140)                 (87)               (251)                (257)
Other Income                                             5                    8                  16                   19
                                                  --------            ---------            --------             --------
(Loss) Income before income taxes                     (598)               1,131                (945)               2,118

Income Tax Benefit (Provision)                         286                 (385)                416                 (713)
                                                  --------            ---------            --------             --------
Net (Loss) Income                                     (312)                 746                (529)               1,405

Net (Loss) Income Per Share
 Basic                                              ($0.09)               $0.25              ($0.15)               $0.48
 Diluted                                            ($0.09)               $0.23              ($0.15)               $0.45

Weighted Average Common Shares
 Outstanding
 Basic                                               3,477                2,982               3,476                2,946
 Diluted                                             3,477                3,194               3,476                3,125

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                               Six Months Ended                Six Months Ended
                                                                January 2, 1999               December 27, 1997
                                                            ----------------------          ----------------------
Cash Flows From Operating Activities
  Net (loss) income                                             $  (529)                           $1,405
  Depreciation and amortization                                    $861                              $768
  Amortization of deferred gain on lease                           ($28)                               --
  Loss (gain) on disposals of property,                              $1                               ($4)
  plant and equipment
  Undistributed earnings of affiliate                                --                              ($27)

Changes in --
  Accounts receivable (net)                                      $2,545                              $472
  Inventories                                                      $535                           ($1,490)
  Prepaid expenses and other                                      ($159)                            ($374)
  Accounts payable                                              ($1,997)                           $3,131
  Income received not yet earned                                     --                              $729
  Accrued expenses                                                ($752)                             $491
  Income taxes payable                                            ($363)                            ($153)
  Deferred income taxes, net                                        $44                             ($244)

  Net cash flows from operating activities                         $158                            $4,704
                                                              ---------                         ---------
Cash Flows From Investing Activities
Purchase of machinery and equipment                               ($239)                             ($58)
Purchase of office furniture & equipment                            ($9)                             ($49)
Purchase of leasehold improvements                                ($167)                          ($1,528)
Costs incurred for construction in progress                     ($1,644)                          ($2,119)
Proceeds from sale of equipment                                      --                                $4
Cash received on note receivable from officer                      ($10)                               $2
Investment in joint venture                                       ($522)                               --

Net cash flows from investing activities                        ($2,591)                          ($3,748)
                                                              ---------                         ---------
Cash Flows from Financing Activities
Proceeds from short term note and revolving
 credit facility                                                 $7,508                            $3,815
Repayment of revolving credit facility                          ($4,217)                          ($8,175)
Net cash received from public stock offering                         --                            $5,205
Issuance of common stock                                            $32                                --

Net cash flows from financing activities                         $3,323                              $845
                                                              ---------                         ---------
Net increase in cash                                               $890                            $1,801
Cash and cash equivalents, beginning of period                      $81                              $297
Cash and cash equivalents, end of period                           $971                            $2,098
                                                              =========                         =========
Supplemental cash flow information
Cash paid for interest, net of amounts capitalized                 $282                              $478
                                                              =========                         =========
Cash paid (received) for income taxes net of
 amounts refunded                                                  (100)                             $234
                                                              =========                         =========

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

     Unaudited Financial Information

     The accompanying interim financial information as of January 2, 1999 and for the quarter and six month periods ended December 27, 1997 and January 2, 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended January 2, 1999 are not necessarily indicative of the results to be expected for the entire year.

     Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 1998 and 1999 include 52 and 53 weeks respectively.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory items are evaluated periodically for obsolescence and reserved or written off as appropriate. The Company's provision for slow-moving and unidentified losses in inventory was $127,000 as of January 2, 1999 and $95,000 at fiscal year ended June 27, 1998. Inventories at January 2, 1999 and June 27, 1998 consist of the following:

                                             January 2, 1999        June 27, 1998
                                             ---------------        -------------
Raw materials, net........................   $5,170,000               $6,555,000
Work-in-process...........................       16,000                   11,000
Materials for manufacturing systems.......      190,000                  302,000
Finished goods............................    4,144,000                3,187,000
                                            -----------              -----------

                                             $9,520,000              $10,055,000
                                            ===========              ===========

     Revenue Recognition

     Coated glass revenues are recognized upon shipment to the customer. A provision for estimated sales returns and allowances is recognized in the period of the sale.

     Equipment Sales

     Revenues relating to the sales of thin film coating equipment are recognized on the percentage-of completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Income earned, but not yet billed, which totaled $0 and $1,436,000 at January 2, 1999 and June 27, 1998, respectively, represents revenues earned prior to billing. The Company offers warranty coverage for equipment sales for a period of 12 months after final acceptance. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity. Provisions for anticipated losses on contracts, if any, will be made in the period they become evident.

     Research and Development Costs

     Research and development costs are expensed as incurred and consist primarily of salaries and supplies. The Company incurred approximately $212,000 and $287,000 of research and development costs for the second quarter of fiscal year 1999 and 1998, respectively. The Company incurred approximately $472,000 and $617,000 of research and development costs for the six months ended January 2, 1999 and December 27, 1997, respectively.

     Foreign Currency Transactions

     The Company generated approximately 83% and 78% of its revenues in the first six months of fiscal 1999 and for fiscal year 1998, respectively, from sales to foreign corporations. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese yen. For those transactions denominated in Japanese yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of period spot exchange rate. Transaction gains or losses are charged or credited to income during the period.

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

                                                            Six Months Ended                          Six Months Ended
                                                             January 2, 1999                         December 27, 1997
                                                            -----------------                        -----------------
                                                                           Fully                                     Fully
                                                          Primary        Diluted                  Primary          Diluted
Primary (loss) earnings per share (as
reported under the prior method)                            (.15)                                     .45
Effect of removal of options issued
within 12 months of IPO in connection
with adoption of SFAS No. 128                                  --                                     .03
                                                         --------                                 -------
Basic (loss) earnings per share                             (.15)                                     .48

Fully diluted (loss) earnings per share
(as reported under the prior method)                           --          (.16)                                       .45

Effect of stock options                                        --            --                      (.03)              --
Effect of use of average market price for
options as opposed to end of year price
used under previous method                                     --           .01                        --               --
                                                        ---------       --------                  -------          -------
Diluted (loss) earnings per share                           (.15)          (.15)                      .45              .45
                                                        =========       ========                  =======          =======

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows (in thousands of shares):

                                                                Three Months Ended           Six Months Ended
                                                                December 27, 1997             December 27, 1997
         Weighted average number of common
         shares outstanding (shares used in
         basic earnings per share computation)                          2,982                     2,946

         Effect of stock options (treasury stock
         method)                                                          212                       179
                                                                        -----                     -----
         Shares used in diluted earnings per share
         computation                                                    3,194                     3,125
                                                                        =====                     =====

The impact to the second quarter and six months ended January 2, 1999 is not shown as the effect is anti-dilutive.

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


(3)  Sales by Geographic Region

     The breakdown of total sales by geographic region is as follows:

                                                          Three Months Ended          Six Months Ended        Fiscal Year Ended
                                                            January 2, 1999            January 2, 1999          June 27, 1998
                                                               (unaudited)                (unaudited)
Asia (other than Japan) . . . . . . . . . . . .               $ 2,819,000              $ 8,749,000            $ 32,800,000
Japan . . . . . . . . . . . . . . . . . . . . .                 1,792,000                4,021,000               7,824,000
United States . . . . . . . . . . . . . . . . .                 1,441,000                2,711,000              12,224,000
Europe and Other. . . . . . . . . . . . . . . .                   372,000                  696,000               2,304,000
                                                              -----------              -----------            ------------
Gross sales . . . . . . . . . . . . . . . . . .                 6,424,000               16,177,000              55,152,000
Less: sales returns and allowances. . . . . . .                  (248,000)                (650,000)             (2,111,000)
                                                              -----------              -----------            ------------
Net sales . . . . . . . . . . . . . . . . . . .               $ 6,176,000              $15,527,000            $ 53,041,000
                                                              ===========              ===========            ============

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

The Company has granted 7,675 shares to employees under this plan at prices ranging from $2.48 to $4.84 per share. Of the 7,675 shares granted to date, 3,100 shares were granted during the second quarter of fiscal 1999. 5,898 shares were granted during the six month period ended January 2, 1999.

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

OVERVIEW

     The Company's sales historically have been derived primarily from the sale of thin film coated glass to manufacturers of liquid crystal displays (LCDs). Most of the Company's LCD manufacturing customers are located in Asia. Sales to international customers represented approximately 83% of the Company's total gross sales and 86% of thin film coated glass sales in the first six months of fiscal 1999. The Company expects international sales will continue to represent a significant portion of its net sales. During fiscal 1997, the Company began selling thin film coating equipment to flat panel display ("FPD") and other manufacturers, which sales totaled $2.8 million for fiscal year ended 1997. Sales of thin film coating equipment totaled $13.9 million for fiscal year 1998, $1.2 million for the first quarter of fiscal 1999 and $542,000 for the second quarter of fiscal 1999.

     Sales and related costs of coated glass sales are recognized when products are shipped to the customer. Historically, sales have varied substantially from quarter to quarter, and the Company expects such variations to continue. Because a significant portion of the Company's overhead is fixed in the short term, the Company's gross profit and results of operations may be adversely affected by unexpected fluctuations in sales and prices. The Company is typically able to ship its thin film coated glass within 30 days of receipt of the order and, therefore, does not customarily have a significant long-term backlog of coated glass. Historically, the Company has experienced significant price pressure from time to time in its thin film coated glass business. During the first six months of fiscal 1999, the Company has experienced a decline in selling prices and demand for coated glass. The Company believes the decrease in selling prices has resulted from a decrease in demand together with additional production capacity which has been added by coated glass suppliers. The Company expects continued downward pressure on its selling prices in the future.

     The Company sells most of its thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers which are in yen. Gross sales in yen were approximately $6.0 million, for fiscal 1998 and $3.8 million for the first six months of fiscal 1999. The Company does not currently engage in international currency hedging transactions to mitigate its foreign exchange exposure, however, the Company does purchase raw glass from Japan which partially offsets foreign currency risks on thin film coated glass sales. The Company's purchases of raw material denominated in yen were approximately $8.9 million in fiscal 1998 and $3.3 million for the first six months of fiscal 1999. At January 2, 1999, accounts receivable denominated in yen were approximately $600,000 or approximately 12% of total accounts receivable. At January 2, 1999, accounts payable denominated in yen were approximately $1.4 million, or 42% of total accounts payable. The Company is generally paid by its customers for its yen denominated sales within approximately 15 to 45 days of the date of sale.

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

     In June 1998, the Company announced that its financial results were being impacted by the economic conditions in Asia. These conditions continued to impact the financial results of the Company during the first six months of fiscal 1999. In August 1998, the Company announced a restructuring plan that included a reduction in capacity (shutdown of a production coating system) and a reduction in work force. On January 27, 1999, the Company announced an additional reduction in workforce and production output due to the economic conditions in Asia. In January 1999, the Company also announced that it had signed the Joint Venture Agreement with Nippon Sheet Glass (NSG) for thin film coated glass production in Suzhou, China. Production output from the joint venture is expected to occur during the fourth fiscal quarter of 1999. During the first six months of fiscal 1999, the Company has experienced reduced demand and declining sales prices for its thin film coated glass. Sales of thin film coated glass to two recent purchasers of the Company's thin film coating equipment are down significantly in part because these customers now coat glass formerly supplied to them by the Company. The Company believes these customers would have purchased thin film coating equipment from a competitor had they not purchased it from the Company and that sales of thin film coated glass to these customers would have declined whether or not the equipment was supplied by the Company. In addition, delays in capital spending by Asian-based flat panel display manufacturers have adversely impacted sales of thin film coating equipment by the Company. During fiscal 1998, certain plasma display manufacturers announced plans to delay commercialization of plasma display panels which negatively impacts their capital equipment purchases and sale of equipment by the Company. Purchases of equipment by other FPD manufacturers have also been negatively affected by the Asian economic conditions. The Company expects the above conditions to continue to negatively impact both its coated glass and coating equipment businesses. Coating equipment backlog, including the expected sale of a production coater and related parts to the joint venture in China with NSG, at the end of the second quarter of fiscal 1999 was approximately $2,515,000 versus $950,000 at fiscal year end 1998 and $9.4 million as of the end of the second quarter of fiscal 1998.

     During fiscal 1998, the Company began the relocation of its production facilities from Boulder, Colorado to its new headquarters and production facility in Longmont, Colorado. The relocation of its production facilities adversely impacted results of operations during the latter part of fiscal 1998 as well as during the first quarter of fiscal 1999. The Company completed the relocation of its facilities during the first quarter of fiscal 1999.

RESULTS OF OPERATIONS

Three Months Ended January 2, 1999 Compared with Three Months Ended December 27, 1997

     Net Sales. Net sales decreased 53% to $6.2 million in the second quarter of fiscal 1999 from $13.2 million in the second quarter of fiscal 1998. The decrease reflected a weakening demand and declining selling prices for thin film coated glass and a decline in equipment sales. Thin film coated glass sales decreased 43% from the second quarter of fiscal 1998 to the second quarter of fiscal 1999. Equipment sales decreased 84% from the second quarter of fiscal 1998 to the second quarter of fiscal 1999. Near term, the Company expects to experience reduced sales of both thin film coated glass and coating equipment.

     Gross Profit. Gross profit decreased to $683,000 in the second quarter of fiscal 1999 from $2.6 million in the second quarter of fiscal 1998. As a percentage of net sales, gross profit margins decreased to 11% in the second quarter of fiscal 1999 from 20% in the second quarter of fiscal 1998. Gross profit margins for thin film coated glass for the second quarter of fiscal 1999 were negatively affected by declining sales prices and volumes. Gross profit margins for coating equipment for the second quarter of fiscal 1999 were favorably affected by warranty reserves which were reduced by $257,000 due to better than expected claims experience.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 28% to $794,000 in the second quarter of fiscal 1999 from $1.1 million in the second quarter of fiscal 1998 due primarily to lower overall overhead expenses resulting from cost reduction efforts and lower sales commissions. As a percentage of net sales, selling, general and administrative costs were 13% for the second quarter of fiscal 1999 compared to 8% for the second quarter of fiscal 1998.

     Research and Development. Research and development expenses declined 26% to $212,000 in the second quarter of fiscal 1999 from $287,000 in the second quarter of fiscal 1998. The decrease was due primarily to reduced salary and material expenses and a reduction in the number of research and development projects. As a percentage of net sales, research and development expenses were 3% in the second quarter of fiscal 1999 and 2% in the second quarter of fiscal 1998.

     Interest Expense. Interest expense increased 61% to $140,000 in the second quarter of fiscal 1999 from $87,000 in the second quarter of fiscal 1998. Average debt levels were higher during the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. During the second quarter of fiscal 1998, the Company reduced debt levels to approximately $3.3 million due to the receipt of IPO proceeds in November 1997.

     Other Income (Expense). Other income (expense) was approximately ($135,000) in the second quarter of fiscal 1999 versus $29,000 the second quarter of fiscal 1998 due primarily to losses on foreign currency exchange. Additional foreign currency gains and losses may occur in the future due to the fluctuating yen rate.

     Income Tax Benefit (Provision). The Company had an income tax benefit of $286,000 in the second quarter of fiscal 1999 compared to an expense of ($385,000) in the second quarter of 1998 due to operating losses incurred during the second quarter of fiscal 1999. The effective tax rate was approximately 48% during the second quarter of fiscal 1999 versus 34% during the second quarter of fiscal 1998 due primarily to a tax refund which was received during the second quarter of fiscal 1999.

Six Months Ended  January 2, 1999  Compared  with Six Months Ended  December 27,
1997

     Net Sales. Net sales decreased 36% to $15.5 million in the first six months of fiscal 1999 from $24.4 million in the first six months of fiscal 1998. The decrease reflected a weakening demand and declining selling prices for thin film coated glass and a decline in equipment sales. Thin film coated glass sales decreased 27% from the first six months of fiscal 1998 to the first six months of fiscal 1999. Equipment sales decreased 68% from the first six months of fiscal 1998 to the first six months of fiscal 1999. Near term, the Company expects to experience reduced sales of both thin film coated glass and coating equipment.

     Gross Profits. Gross profit decreased to $1.9 million in the first six months of fiscal 1999 from $5.0 million in the first six months of fiscal 1998. As a percentage of net sales, gross profit margins decreased to 12% in the first six months of fiscal 1999 from 21% in the first six months of fiscal 1998. Gross profit margins for thin film coated glass for the six months of fiscal 1999 were negatively affected by declining sales prices and volumes. Gross profit margins for coating equipment for the first six months of fiscal 1999 were favorably affected by warranty reserves which were reduced by $414,000 due to better than expected claims experience.

     Selling, General and Administrative. Selling, general and administrative expenses remained at $2.1 million for the first six months of fiscal 1999 and for the first six months of fiscal 1998. During fiscal 1999, the Company incurred one-time restructuring charges of $148,000 associated with the August 1998 reduction in work force as well as moving expenses of $168,000 incurred to complete the relocation of production equipment to the Company's new facility in Longmont, Colorado. As a percentage of net sales, selling, general and administrative costs net of one-time charges were 11% for the first six months of fiscal 1999 compared to 9% for the first six months of fiscal 1998.

     Research and Development. Research and development expenses declined 24% to $472,000 in the first six months of fiscal 1999 from $617,000 in the first six months of fiscal 1998. The decrease was due primarily to reduced salary and material expenses and reduction in the number of research and development projects. As a percentage of net sales, research and development expenses were 3% in both the first six months of fiscal 1999 and 1998.

     Interest Expense. Interest expense decreased slightly to $251,000 in the first six months of fiscal 1999 from $257,000 in the first six months of fiscal 1998. Although debt levels were higher during the first six months of fiscal 1999 compared to the first six months of fiscal 1998, the Company incurred a debt guarantee fee of approximately $103,000 during the first six months of fiscal 1998 which was not incurred during the comparable period of fiscal 1999.

     Other Income (Expense). Other income decreased by approximately $52,000 in the first six months of fiscal 1999 over the first six months of fiscal 1998 due primarily to losses on foreign currency exchange. Additional foreign currency gains and losses may occur in the future due to the fluctuating yen rate.

     Income Tax Provision (Benefit). The Company had an income tax benefit of $416,000 in the first six months of fiscal 1999 compared to an expense of ($713,000) in the first six months of 1998 due primarily to operating losses incurred during the first six months of fiscal 1999. The effective tax rate was approximately 44% during the first six months of fiscal 1999 versus 36% during the first quarter of fiscal 1998. The increase in the effective tax benefit rate is due primarily to the benefit of a tax refund which was received during the first six months of fiscal 1999.

Liquidity and Capital Resources

     The Company has primarily funded its operations with cash generated from operations, proceeds from an initial public offering during fiscal 1998 of the Company's stock and with additional debt borrowings. Cash provided by operating activities for the first six months of fiscal 1999 was $158,000 compared to $4.7 million for the corresponding period in fiscal 1998 due primarily to net losses during the first six months of fiscal 1999 as well as changes in accounts receivable/payables and accrued expenses. As of January 2, 1999, the Company had cash and cash equivalents of approximately $971,000 and working capital of $12.5 million. As of January 2, 1999, accounts receivable were approximately $5 million.

     The Company has an $11.5 million credit facility with a commercial bank which expires June 30, 2000. As of January 2, 1999, the Company had approximately $7.0 million outstanding on its credit facility. $11.2 million of this facility was available to the Company on January 2, 1999.

     Cash used by investing activities for the first six months of fiscal 1999 was $2.5 million compared to $3.7 million for the first six months of fiscal 1998. Capital expenditures for the six months ended January 2, 1999 were approximately $1.9 million, compared to $3.7 for the six months ended December 27, 1997. During the first six months of 1998, capital expenditures increased due to completion of a new thin film production coater as well as improvements to the new Longmont, Colorado facility. Capital expenditures for the current fiscal year are expected to be approximately $2.4 million. Approximately $522,000 of the cash used by investing activities in the first six months of fiscal 1999 related to the funding of the announced China joint venture with NSG. During January 1999, the Company funded, through additional debt borrowings, approximately $2.7 million for the joint venture. The Company expects to receive gross cash proceeds of approximately $5 million over the next six months from the sale of thin film coating equipment and related spare parts to the joint venture, which is expected to reduce debt borrowings.

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

     The Company has completed its initial assessment of all currently used computer systems as well as production and coating equipment systems and has developed a plan to correct those areas that will be affected by the year 2000 issue. The Company has undertaken a corrective action plan including the replacement or upgrade of certain software and hardware. The Company will utilize outside vendors to assist in the upgrade of certain systems. The Company estimates that the implementation phase is approximately 70% complete with respect to its major systems. The Company's goal is to have these systems substantially year 2000 compliant by the end of fiscal 1999.

     The Company began in late fiscal 1998 evaluating personal computer hardware and software outside of the Company's IT systems. With respect to personal computers, the Company has completed the audit phase, and the assessment and scope phases are approximately 90% complete. The Company is presently in the process of testing and implementation, and is upgrading its personal computer hardware and software to become Year 2000 compliant. The Company's goal is to complete the remediation of personal computer systems by the end of fiscal 1999.

     In addition to reviewing its internal systems, the Company has begun formal communications with its significant vendors concerning Year 2000 compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products involve any material Year 2000 risks, and does not believe it is subject to any express or implied warranties related to its products.

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

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan specifying what it intends to do if it, or critical external companies, are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan by June 30, 1999.

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

     Approximately $7.0 million of the Company's borrowed debt is subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked primarily to the Eurodollar rate, and secondarily to the prime rate. The Company believes that a moderate change in either the Eurodollar rate or the prime rate would not materially affect operating results or financial condition of the Company.

Foreign Exchange Exposure

     The Company is exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At January 2, 1999, the Company had approximately $600,000 of its accounts receivable and $1.4 million of its accounts payable denominated in yen. At June 27, 1998, the Company had approximately $839,000 of its accounts receivable and $2.0 million of its accounts payable denominated in yen.

     Notwithstanding the above, actual changes in interest rates and foreign exchange rates could adversely affect the Company's operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

                                     PART II
                                OTHER INFORMATION


Item 4:  Submission of Matters to Vote of Security Holders

(A)      Applied Film  Corporation's 1998 Annual Meeting was held on October 27,
         1998.

(B) The following directors were elected to the terms indicated. The number of votes cast for, withheld, and abstentions or broker nonvotes are indicated for each director.

Nominees for Election for                                                 Against/               Abstention/
Terms Expiring in 1999                                  For               Withheld               Broker Nonvote
-----------------------------------                     ---               --------               --------------
      Richard P.  Beck                               3,270,054              9,433                  194,978
      Jeffrey K.  Fergason                           3,270,054              9,433                  194,978


Nominee for Election as Director
for Term Expiring in 2000
-----------------------------------
      Thomas T.  Edman                               3,271,154              8,333                  194,978


Nominees for Election as Directors
for Terms Expiring in 2001
-----------------------------------
      John S.  Chapin                                3,271,554              7,933                  194,978
      Cecil Van Alsburg                              3,271,554              7,933                  194,978

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


                                           APPLIED FILMS CORPORATION



Date: February 16, 1999                    /s/ Thomas T. Edman
                                           Thomas T. Edman
                                           President and Chief Executive Officer


Date: February 16, 1999                    /s/ Thomas D. Schmidt
                                           Thomas D. Schmidt
                                           Chief Financial Officer


255966.5