Form 10-Q
period 1999-04-03
APPLIED FILMS CORP
filed 1999-05-18
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended April 3, 1999
                          Commission File Number 23103

                            APPLIED FILMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)




                                    Colorado
                (State or other jurisdiction of incorporation or
                                  organization)

                   9586 I-25 Frontage Rd., Longmont, Colorado
                    (Address of principal executive offices)

                                   84-1311581
                        (IRS Employer Identification No.)

                                      80504
                                   (Zip Code)

Registrant's telephone number, including area code:  (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

3,484,149 shares of Common Stock were outstanding as of March 31, 1999.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                        Page No.

Item 1.    Financial Statements:                                               3

           Consolidated Balance Sheets as of April 3, 1999 and                 3
           June 27, 1998

           Consolidated Statements of Operations for the Three and Nine        4
           Months Ended April 3, 1999 and March 28, 1998

           Consolidated Statements of Cash Flows for the Nine Months           5
           Ended April 3, 1999 and March 28, 1998

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of Financial                  12
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About                     18
           Market Risk

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.                                  19

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         April 3, 1999                        June 27, 1998
                                                                        ---------------                      ---------------
ASSETS                                                                     (unaudited)
Current Assets:
  Cash and cash equivalents                                             $          455                       $           81
  Accounts receivable, net
    Coated glass and other                                                       3,322                                6,010
    Due from affiliate                                                           2,555                                   -
    Income earned, not yet billed                                                    -                                1,436
  Inventories, net                                                               8,191                               10,055
  Prepaid expenses and other                                                       939                                  948
  Deferred tax asset, net                                                          500                                  837
                                                                        --------------                       --------------

    Total current assets                                                        15,962                               19,367
                                                                        --------------                       --------------
Property, Plant and Equipment:
  Land                                                                             270                                  270
  Building                                                                         240                                  240
  Machinery and equipment                                                       14,531                               16,477
  Office furniture and equipment                                                   432                                  502
  Leasehold improvements                                                         1,295                                1,022
  Construction-in-progress                                                       1,805                                  877
                                                                        --------------                       --------------
                                                                                18,573                               19,388
  Accumulated depreciation                                                      (9,397)                             (10,129)
                                                                        --------------                       --------------
                                                                                 9,176                                9,259

Investment in Joint Venture                                                      3,307                                   71
Deferred tax asset, long term                                                      190                                   -
                                                                        --------------                       --------------

Total Assets                                                            $       28,635                       $       28,697
                                                                        ==============                       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                                $        2,124                       $        5,241
  Accrued expenses                                                               1,890                                2,955
  Current portion of deferred gain                                                  56                                   56
  Income taxes payable                                                              37                                  291
  Current portion of long-term debt                                                173                                   77
                                                                        --------------                       --------------

     Total current liabilities                                                   4,280                                8,620
                                                                        --------------                       --------------

Non-Current Liabilities:
  Long-term debt, net of current portion                                         7,683                                4,175
  Deferred gain, net of current portion                                          2,163                                  756
  Deferred tax liability, net of current portion                                    -                                   320
                                                                        --------------                       --------------

    Total liabilities                                                           14,126                               13,871

Stockholders' Equity:
  Common stock, no par value, 10,000,000
    shares authorized, 3,479,788 and 3,476,437 shares
    issued and outstanding, respectively                                         9,464                                9,424
  Comprehensive income                                                              22                                   (7)
  Retained earnings                                                              5,023                                5,409
                                                                        --------------                       --------------

    Total stockholders' equity                                                  14,509                               14,826
                                                                        --------------                       --------------

Total liabilities & stockholders' equity                                $       28,635                       $       28,697
                                                                        ==============                       ==============

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended                       Nine Months Ended
                                                         ------------------                       -----------------
                                                  April 3, 1999   March 28, 1998           April 3,1999   March 28, 1998
                                                  -------------   --------------           ------------   --------------
Net Sales
  Non-affiliated                                  $   5,920        $  15,312                $  21,448      $   39,736
  Affiliated                                          2,296               -                     2,296              -
                                                  ---------        ---------                ---------      ----------
Total Net Sales                                   $   8,216        $  15,312                $  23,744      $   39,736

Cost of Goods Sold                                    6,622           12,356                   20,272          31,745
                                                  ---------        ---------                ---------      ----------
Gross Profit                                          1,594            2,956                    3,472           7,991

Operating Expenses:
  Selling, General and Administrative                   911            1,336                    3,010           3,431
  Research and Development                              274              324                      747             941
                                                  ---------        ---------                ---------      ----------
Income (Loss) from Operations                           409            1,296                     (285)          3,619

Other (Expense) Income:
(Loss) Gain on foreign currency exchange                (36)              69                      (52)            102
Interest Expense                                       (167)            (103)                    (419)           (360)
Other Income                                              9               17                       26              36
                                                  ---------        ---------                ---------      ----------

Income (Loss) before income taxes                       215            1,279                     (730)          3,397

Income Tax Benefit (Provision)                          (72)            (435)                     344          (1,148)
                                                  ---------        ---------                ---------      ----------

Net Income (Loss)                                 $     143        $     844                $    (386)     $    2,249

Net Income (Loss) Per Share
 Basic                                            $    0.04        $    0.24                $   (0.11)     $     0.72
 Diluted                                          $    0.04        $    0.23                $   (0.11)     $     0.68

Weighted Average Common Shares
 Outstanding
 Basic                                                3,480            3,473                    3,477           3,119
 Diluted                                              3,480            3,695                    3,477           3,326

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                Nine Months Ended             Nine Months Ended
                                                                   April 3, 1999                March 28, 1998
                                                              ----------------------        ---------------------
Cash Flows From Operating Activities
  Net (loss) income                                           $             (386)           $            2,249
  Depreciation and amortization                                            1,292                         1,301
  Amortization of deferred gain on lease                                     (42)                            -
  Unrealized gain on foreign exchange                                         24                             -
  Loss (gain) on disposals of property,                                        1                            (4)
  plant and equipment
  Undistributed earnings of affiliate                                          -                           (35)



Changes in --
  Accounts receivable (net)                                                2,088                        (2,749)
  Inventories                                                              1,863                        (4,091)
  Prepaid expenses and other                                                (500)                         (382)
  Accounts payable                                                        (3,116)                        4,129
  Income received not yet earned                                               -                        (1,500)
  Accrued expenses                                                          (993)                        1,524
  Income taxes payable                                                      (327)                          310
  Deferred gain on equipment sale to joint venture                         1,449                             -
  Deferred income taxes, net                                                (174)                         (767)
                                                              ------------------            ---------------------

  Net cash flows from operating activities                    $            1,179            $              (15)
                                                              ==================            =======================

Cash Flows From Investing Activities
Purchase of machinery and equipment                                         (626)                       (4,444)
Purchase of office furniture & equipment                                     (21)                          (35)
Purchase of leasehold improvements                                          (198)                         (477)
Costs incurred for transfers from construction in progress                  (359)                          409
Proceeds from sale of equipment                                                -                             4
Cash received on note receivable from officer                                  -                             4
Extension of note receivable                                                 (10)                            -
Investment in joint venture                                               (3,236)                            -
Proceeds from sale of Longmont purchase option                                 -                           834
                                                              ------------------            ------------------

Net cash flows from investing activities                      $           (4,450)           $           (3,705)
                                                              ==================            =====================

Cash Flows from Financing Activities Proceeds from short term note and revolving credit
facility                                                                  10,988                         9,791
Repayment of revolving credit facility                                    (7,382)                      (11,241)
Net cash received from public stock offering                                   -                         5,205
Issuance of common stock                                                      39                             -
                                                              ------------------            --------------------

Net cash flows from financing activities                      $            3,645            $            3,755
                                                              ==================            ====================


Net increase in cash                                          $              374            $               35
Cash and cash equivalents, beginning of period                $               81            $              297
Cash and cash equivalents, end of period                      $              455            $              332
                                                              ==================            ====================

Supplemental cash flow information
Cash paid for interest, net of amounts capitalized            $              735            $              626
                                                              ==================            ====================
Cash paid (received) for income taxes net of
 amounts refunded                                             $             (100)           $            1,603
                                                              ==================            ====================

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

The Company was formed in May 1992 as the result of a merger between Applied Films, Inc. and a wholly owned subsidiary of Donnelly Corporation, Donnelly
Coated Corporation. On November 26, 1997, Donnelly sold all its shares of Applied Films stock during the Company's initial public offering.

(2)  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the Company's wholly owned subsidiary, DAF Export Corporation, which is treated as a Foreign Sales Corporation for federal income tax purposes. The accounts of the subsidiary have been consolidated with the accounts of the Company in the accompanying financial statements. All intercompany accounts and transactions have been eliminated in the consolidation.

Unaudited Financial Information

The accompanying interim financial information as of April 3, 1999 and for the quarter and nine month periods ended March 28, 1998 and April 3, 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended April 3, 1999 are not necessarily indicative of the results to be expected for the entire year.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 1998 and 1999 include 52 and 53 weeks respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory items are evaluated periodically for obsolescence and reserved or written off as appropriate. The Company's provision for slow-moving and unidentified losses in inventory was $130,000 as of April 3, 1999 and $95,000 at fiscal year ended June 27, 1998. Inventories at April 3, 1999 and June 27, 1998 consist of the following:

                                                     April 3, 1999              June 27, 1998
                                                     -------------              -------------
Raw materials, net...................................   $3,697,000              $  6,555,000
Work-in-process......................................       15,000                    11,000
Materials for manufacturing systems..................      190,000                   302,000
Finished goods.......................................    4,289,000                 3,187,000
                                                        ----------               -----------

                                                        $8,191,000               $10,055,000
                                                        ==========               ===========

Revenue Recognition

Coated glass revenues are recognized upon shipment to the customer. A provision for estimated sales returns and allowances is recognized in the period of the sale.

Equipment Sales

Revenues relating to the sales of thin film coating equipment are recognized on the percentage-of completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Income earned, but not yet billed, which totaled $0 and $1,436,000 at April 3, 1999 and June 27, 1998, respectively, represents revenues earned prior to billing. The Company offers warranty coverage for equipment sales for a period of 12 months after final acceptance. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity. Provisions for anticipated losses on contracts, if any, will be made in the period they become evident.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and supplies. The Company incurred approximately $274,000 and $324,000 of research and development costs for the third quarter of fiscal year 1999 and 1998, respectively. The Company incurred approximately $747,000 and $941,000 of research and development costs for the nine months ended April 3, 1999 and March 28, 1998, respectively.

Foreign Currency Transactions

The Company generated approximately 85% and 78% of its revenues in the first nine months of fiscal 1999 and for fiscal year 1998, respectively, from sales to foreign corporations. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese yen. For those transactions denominated in Japanese yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of period spot exchange rate. Transaction gains or losses are charged or credited to income during the period.

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

                                                                Nine Months Ended
                                                                  March 28, 1998
                                                                -----------------
                                                                                 Fully
                                                                Primary         Diluted
                                                                -------         -------
Primary (loss) earnings per share (as
reported under the prior method)                                    .68
Effect of removal of options issued
within 12 months of IPO in connection
with adoption of SFAS No. 128                                        --
                                                                -------
Basic (loss) earnings per share                                     .68

Fully diluted (loss) earnings per share
(as reported under the prior method)                                                .67

Effect of stock options                                                               -
Effect of use of average market price for
options as opposed to end of year price
used under previous method                                                          .01
                                                                -------         -------
Diluted (loss) earnings per share                                   .68             .68
                                                                =======         =======

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows (in thousands of shares):

                                                        Three Months Ended          Nine Months Ended
                                                          March 28, 1998             March 28, 1998
                                                         ----------------           ---------------
Weighted average number of common
shares outstanding (shares used in basic
earnings per share computation)                                3,473                       3,119
Effect of stock options (treasury stock
method)                                                          222                         207
                                                            --------                    --------
Shares used in diluted earnings per share
computation                                                    3,695                       3,326

The impact for the three and nine month periods ended April 3, 1999 is not shown as the effect is anti-dilutive.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal year 1998. Under SFAS No. 130, the Company reports comprehensive income, which in addition to net income, includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income includes amortization of deferred compensation and unrealized gains and losses on foreign exchange.


(3)      Sales by Geographic Region

The breakdown of total sales by geographic region is as follows:

                                                      Three Months Ended          Nine Months Ended        Fiscal Year Ended
                                                        April 3, 1999               April 3, 1999            June 27, 1998
                                                      ------------------          -----------------        -----------------
                                                         (unaudited)                 (unaudited)
Asia (other than Japan).........................            $ 5,253,000               $ 14,002,000            $ 32,800,000

Japan...........................................              1,750,000                  5,771,000               7,824,000

United States...................................              1,187,000                  3,898,000              12,224,000

Europe and Other................................                287,000                    983,000               2,304,000
                                                            -----------               ------------            ------------
Gross sales.....................................              8,477,000                 24,654,000              55,152,000

Less: sales returns and allowances..............              (261,000)                  (910,000)             (2,111,000)
                                                            -----------               ------------            ------------
Net sales.......................................            $ 8,216,000               $ 23,744,000            $ 53,041,000
                                                            ===========               ============            ============

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

The Company has granted 10,564 shares to employees under this plan at prices ranging from $2.42 to $4.84 per share. Of the 10,564 shares granted to date, 2,889 shares were granted during the third quarter of fiscal 1999. During the nine month period ended April 3, 1999, 8,787 shares were granted under the Employee Stock Purchase Plan.


(5)      Investment in and Transactions with Joint Venture

In June 1998, the Company formed a 50/50 joint venture (the "JV") with Nippon Sheet Glass Co. ("NSG") to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the JV. The Company will record 50% of income or loss from operations of the JV and will eliminate the impact of interentity transactions. There were no operations of the JV during the quarter ended April 3, 1999. During the quarter ended April 3, 1999, the Company sold refurbished equipment to the JV for use in the process of thin film coating of glass. The sales price of approximately $4.5 million, as well as installation revenues of $.5 million, is payable in February, June and August 1999. The balance sheet reflects a receivable of $2.5 million from the JV. Because the Company owns 50% of the JV, the Company recorded 50% of the revenue and related cost of the sale and has deferred 50% of the gross margin, approximately $1.4 million, (representing the Company's intercompany profit due to its ownership of the JV), which will be recognized over seven years, the estimated life of the equipment.

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

OVERVIEW

     The Company's sales historically have been derived primarily from the sale of thin film coated glass to manufacturers of liquid crystal displays (LCDs). Most of the Company's LCD manufacturing customers are located in Asia. Sales to international customers represented approximately 85% of the Company's total gross sales and 86% of thin film coated glass sales in the first nine months of fiscal 1999. The Company expects international sales will continue to represent a significant portion of its net sales. During fiscal 1997, the Company began selling thin film coating equipment to flat panel display ("FPD") and other manufacturers, which sales totaled $2.8 million for fiscal year ended 1997. Sales of thin film coating equipment totaled $13.9 million for fiscal year 1998, $1.2 million for the first quarter of fiscal 1999, $542,000 for the second quarter of fiscal 1999 and $2,489,000 for the third quarter fiscal 1999, including the $2.3 million recorded for the sale of equipment to the Company's joint venture in China.

     Sales and related costs of coated glass sales are recognized when products are shipped to the customer. Historically, sales have varied substantially from quarter to quarter, and the Company expects such variations to continue. Because a significant portion of the Company's overhead is fixed in the short term, the Company's gross profit and results of operations may be adversely affected by unexpected fluctuations in sales and prices. The Company is typically able to ship its thin film coated glass within 30 days of receipt of the order and, therefore, does not customarily have a significant long-term backlog of coated glass. Historically, the Company has experienced significant price pressure from time to time in its thin film coated glass business. During the first nine months of fiscal 1999, the Company has experienced a decline in selling prices and demand for coated glass. The Company believes the decrease in selling prices has resulted from a decrease in demand together with additional production capacity which has been added by coated glass suppliers. The Company expects continued downward pressure on its selling prices in the future.

     The Company sells most of its thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers which are in yen. Gross sales in yen were approximately $6.0 million, for fiscal 1998 and $5.4 million for the first nine months of fiscal 1999. The Company does not currently engage in international currency hedging transactions to mitigate its foreign exchange exposure, however, the Company does purchase raw glass from Japan which partially offsets foreign currency risks on thin film coated glass sales. The Company's purchases of raw material denominated in yen were approximately $8.9 million in fiscal 1998 and $5.3 million for the first nine months of fiscal 1999. As of April 3, 1999, accounts receivable denominated in yen were approximately $532,000 or approximately 9% of total accounts receivable. As of April 3, 1999, accounts payable denominated in yen were approximately $895,000 or 42% of total accounts payable. The Company is generally paid by its customers for its yen denominated sales within approximately 15 to 45 days of the date of sale.

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

     In June 1998, the Company announced that its financial results were being impacted by the economic conditions in Asia. These conditions continued to impact the financial results of the Company during the first six months of fiscal 1999. In August 1998, the Company announced a restructuring plan that included a reduction in capacity (shutdown of a production coating system) and a reduction in work force. On January 27, 1999, the Company announced an additional reduction in workforce and production output due to the economic conditions in Asia. In January 1999, the Company also announced that it had completed the Joint Venture Agreement with Nippon Sheet Glass (NSG) for thin film coated glass production in Suzhou, China. Production output from the joint venture is expected to occur during the fourth fiscal quarter of 1999. During the first nine months of fiscal 1999, the Company has experienced reduced demand and declining sales prices for its thin film coated glass. Sales of thin film coated glass to two recent purchasers of the Company's thin film coating equipment are down significantly in part because these customers now coat glass formerly supplied to them by the Company. The Company believes these customers would have purchased thin film coating equipment from a competitor had they not purchased it from the Company and that sales of thin film coated glass to these customers would have declined whether or not the equipment was supplied by the Company. In addition, delays in capital spending by Asian-based flat panel display manufacturers have adversely impacted sales of thin film coating equipment by the Company. During fiscal 1998, certain plasma display manufacturers announced plans to delay commercialization of plasma display panels which negatively impacts their capital equipment purchases and sale of equipment by the Company. Purchases of equipment by other FPD manufacturers have also been negatively affected by the Asian economic conditions. The Company expects the above conditions to continue to negatively impact both its coated glass and coating equipment businesses. Recently, the Company has experienced an increase in volume for its coated glass business. Coating equipment backlog at the end of the third quarter of fiscal 1999 was $0 versus $950,000 at fiscal year end 1998 and $4.3 million as of the end of the third quarter of fiscal 1998.

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

RESULTS OF OPERATIONS

Three Months Ended April 3, 1999 Compared with Three Months Ended March 28, 1998

     Net Sales. Net sales decreased 46% to $8.2 million in the third quarter of fiscal 1999 from $15.3 million in the third quarter of fiscal 1998. The decrease reflected a weakening demand and declining selling prices for thin film coated glass and a decline in equipment sales. Thin film coated glass sales decreased approximately 44% from the third quarter of fiscal 1998 to the third quarter of fiscal 1999. Equipment sales decreased approximately 51% from the third quarter of fiscal 1998 to the third quarter of fiscal 1999. Near term, the Company expects to experience reduced sales of both thin film coated glass and coating equipment versus fiscal 1998.

     Gross Profit. Gross profit decreased to $1.6 million in the third quarter of fiscal 1999 from $2.9 million in the third quarter of fiscal 1998. As a percentage of net sales, gross profit margins were 19% in the third quarter of fiscal 1999 versus 19 % in the third quarter of fiscal 1998. Gross profit margins for thin film coated glass for the third quarter of fiscal 1999 were negatively affected by declining sales prices and volumes. Gross profit margins for coating equipment for the third quarter of fiscal 1999 were favorably affected by the sale of equipment to the affiliated joint venture in China as well as warranty reserves which were reduced by $265,000 due to better than expected claims experience.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 32% to $911,000 in the third quarter of fiscal 1999 from $1.3 million in the third quarter of fiscal 1998 due primarily to lower overall overhead expenses resulting from cost reduction efforts and lower sales commissions. As a percentage of net sales, selling, general and administrative costs were 11% for the third quarter of fiscal 1999 compared to 9% for the third quarter of fiscal 1998.

     Research and Development. Research and development expenses declined 15% to $274,000 in the third quarter of fiscal 1999 from $324,000 in the third quarter of fiscal 1998. The decrease was due primarily to reduced salary and material expenses and a reduction in the number of research and development projects. As a percentage of net sales, research and development expenses were 3% in the third quarter of fiscal 1999 and 2% in the third quarter of fiscal 1998.

     Interest Expense. Interest expense increased to $167,000 in the third quarter of fiscal 1999 from $103,000 in the third quarter of fiscal 1998. Average debt levels were higher during the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. During fiscal 1998, the Company had lower debt levels due to the receipt of IPO proceeds in November 1997.

     Other Income (Expense). Other income (expense) was approximately ($27,000) in the third quarter of fiscal 1999 versus $86,000 the third quarter of fiscal 1998 due primarily to losses on foreign currency exchange. Additional foreign currency gains and losses may occur in the future due to the fluctuating yen rate.

     Income Tax Benefit (Provision). The Company had an income tax expense of ($72,000) in the third quarter of fiscal 1999 compared to an expense of ($435,000) in the third quarter of 1998. The effective tax rate was approximately 34% during both the third quarter of fiscal 1999 and third quarter of fiscal 1998.

Nine Months Ended April 3, 1999 Compared with Nine Months Ended March 28, 1998

     Net Sales. Net sales decreased 40% to $23.7 million in the first nine months of fiscal 1999 from $39.7 million in the first nine months of fiscal 1998. The decrease reflected a weakening demand and declining selling prices for thin film coated glass and a decline in equipment sales. Thin film coated glass sales decreased approximately 33% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. Equipment sales decreased approximately 60% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. Near term, the Company expects to experience reduced sales of both thin film coated glass and coating equipment versus fiscal 1998.

     Gross Profit. Gross profit decreased to $3.5 million in the first nine months of fiscal 1999 from $8.0 million in the first nine months of fiscal 1998. As a percentage of net sales, gross profit margins decreased to approximately 14.6% in the first nine months of fiscal 1999 from 20% in the first nine months of fiscal 1998. Gross profit margins for thin film coated glass for the nine months of fiscal 1999 were negatively affected by declining sales prices and volumes. Gross profit margins for coating equipment for the first nine months of fiscal 1999 were favorably affected by the sale of equipment to the Company's joint venture in China as well as warranty reserves which were reduced by $679,000 due to better than expected claims experience.

     Selling, General and Administrative. Selling, general and administrative expenses were $3 million for the first nine months of fiscal 1999 versus $3.4 million for the first nine months of fiscal 1998. During fiscal 1999, the Company incurred severance charges of $259,000 associated with reductions in work force as well as moving expenses of $167,000 incurred to complete the relocation of production equipment to the Company's new facility in Longmont, Colorado. As a percentage of net sales, selling, general and administrative costs net of one-time charges were 10.9% for the first nine months of fiscal 1999 compared to 8.6% for the first nine months of fiscal 1998.

     Research and Development. Research and development expenses declined 20% to $747,000 in the first nine months of fiscal 1999 from $941,000 in the first nine months of fiscal 1998. The decrease was due primarily to reduced salary and material expenses and reduction in the number of research and development projects. As a percentage of net sales, research and development expenses were 3% in the first six months of fiscal 1999 versus 2.4% in the first nine months of fiscal 1998.

     Interest Expense. Interest expense was $419,000 in the first nine months of fiscal 1999 versus $360,000 in the first nine months of fiscal 1998. Debt levels were higher during the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

     Other Income (Expense). Other income (expense) was ($26,000) in the first nine months of fiscal 1999 versus $138,000 the first nine months of fiscal 1998 due primarily to losses on foreign currency exchange. Additional foreign currency gains and losses may occur in the future due to the fluctuating yen rate.

     Income Tax Provision (Benefit). The Company had an income tax benefit of $344,000 in the first nine months of fiscal 1999 compared to an expense of ($1,148,000) in the first nine months of 1998 due primarily to operating losses incurred during the first nine months of fiscal 1999. The effective tax rate was approximately 47% during the first nine months of fiscal 1999 versus 34% during the first nine months of fiscal 1998. The increase in the effective tax benefit rate is due primarily to the benefit of a tax refund which was received and recognized during the first six months of fiscal 1999.

Liquidity and Capital Resources

     The Company has primarily funded its operations with cash generated from operations, proceeds from an initial public offering of the Company's stock during fiscal 1998 and with additional debt borrowings. Cash provided by (used in) operating activities for the first nine months of fiscal 1999 was $1.2 million compared to ($15,000) for the corresponding period in fiscal 1998 due primarily to changes in accounts receivable/payables, accrued expenses, and depreciation expense offset partially by net losses incurred during the first nine months of fiscal 1999. In February 1999, the Company received approximately $2 million as partial payment for the sale of coating equipment to the joint venture. As of April 3, 1999, the Company had cash and cash equivalents of approximately $455,000 and working capital of $11.7 million. As of April 3, 1999, accounts receivable were approximately $5.9 million.

     The Company has an $11.5 million credit facility with a commercial bank which expires June 30, 2000. As of April 3, 1999, the Company had approximately $7.4 million outstanding on its credit facility. Approximately $10 million of this facility was available to the Company on April 3, 1999.

     Cash used by investing activities for the first nine months of fiscal 1999 was $4.5 million compared to $3.7 million for the first nine months of fiscal 1998. Capital expenditures for the nine months ended April 3, 1999 were approximately $1.2 million, compared to $4.9 for the nine month period ended March 28, 1998. Approximately $3.2 million of the cash used by investing activities in the first nine months of fiscal 1999 related to the funding of the announced China joint venture with NSG. During January 1999, the Company funded, through additional debt borrowings, approximately $2.7 million for the joint venture. During the first nine months of 1998, capital expenditures increased due to completion of a new thin film production coater as well as improvements to the new Longmont, Colorado facility. Capital expenditures for the current fiscal year are expected to be approximately $2.2 million. The Company expects to receive additional gross cash proceeds of approximately $3.1 million over the next two quarters from the sale of thin film coating equipment and related spare parts to the joint venture, which is expected to reduce debt borrowings.

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

     The Company has completed its initial assessment of all currently used computer systems as well as production and coating equipment systems and has developed a plan to correct those areas that will be affected by the year 2000 issue. The Company has undertaken a corrective action plan including the replacement or upgrade of certain software and hardware. The Company will utilize outside vendors to assist in the upgrade of certain systems. The Company estimates that the implementation phase is approximately 85% complete with respect to its major systems. The Company's goal is to have these systems substantially year 2000 compliant by the end of fiscal 1999.

     The Company began in late fiscal 1998 evaluating personal computer hardware and software outside of the Company's IT systems. With respect to personal computers, the Company has completed the audit phase, and the assessment and scope phases have been completed. The Company is presently in the process of testing and implementation, and is upgrading its personal computer hardware and software to become Year 2000 compliant. The Company's goal is to complete the remediation of personal computer systems by the end of fiscal 1999.

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

     Approximately $7.4 million of the Company's borrowed debt is subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked primarily to the Eurodollar rate, and secondarily to the prime rate. The Company believes that a moderate change in either the Eurodollar rate or the prime rate would not materially affect operating results or financial condition of the Company.

Foreign Exchange Exposure

     The Company is exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At April 3, 1999, the Company had approximately $532,000 of its accounts receivable and $895,000 of its accounts payable denominated in yen. At June 27, 1998, the Company had approximately $839,000 of its accounts receivable and $2.0 million of its accounts payable denominated in yen.

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




                                           APPLIED FILMS CORPORATION



Date: May 18, 1999                         /s/ Thomas T. Edman
                                           Thomas T. Edman
                                           President and Chief Executive Officer

Date: May 18, 1999                         /s/ Thomas D. Schmidt
                                           Thomas D. Schmidt
                                           Chief Financial Officer