Form 10-K
period 1999-07-03
APPLIED FILMS CORP
filed 1999-09-24
CIK 1040660

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 3, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $3.625 as of September 1, 1999, was $12,633,568. As of September 1, 1999, there were outstanding 3,493,398 shares of the Company's Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 1999 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1:  Business

     The following discussion contains trend information and other forward-looking statements (including statements regarding future operating results, future capital expenditures, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "ITEM 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations" and the section entitled "Certain Factors." All period references are to the Company's fiscal periods ended July 3, 1999, June 27, 1998 or June 28, 1997, unless otherwise indicated.

ITEM 1(a):  General Development of Business

General

     Applied Films Corporation ("Applied Films" or the "Company") utilizes and is a pioneer in developing thin film technology for the flat panel display ("FPD") industry. The Company supplies thin film coated glass for use primarily in liquid crystal displays ("LCDs") as well as other applications. In fiscal 1997, the Company began selling its proprietary thin film coating equipment to FPD manufacturers. Applied Films believes that it is able to address a broad array of the FPD market through the combination of its thin film coated glass business and its thin film coating equipment business.

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

     The Company primarily supplies thin film coated glass for TN LCDs. Applied Films also sells a smaller portion of thin film coated glass for black and white STN LCDs. Lower information content TN LCDs are most commonly used for simple displays such as those found on watches and calculators. Higher information content STN LCDs are typically larger displays with higher information content and are used for applications such as displays for cellular telephones, pagers and personal digital assistants. Applied Films believes its position as a leading supplier of thin film coated glass for lower information content LCDs provides it with continued growth opportunities in the TN and STN LCD markets.

     The coating of thin films onto glass for certain higher information content FPDs, such as the plasma display panels ("PDPs") used in displaying high definition television, involves a number of intermediate process steps, and is therefore more suitably performed in-house by certain display manufacturers. Therefore, the Company has begun offering its proprietary thin film coating equipment to manufacturers of FPDs such as PDPs, as well as manufacturers of LCDs. Since entering the thin film coating equipment business in fiscal 1997, the Company has sold seven systems with an aggregate sales price of approximately $21.3 million. As of July 3, 1999, the Company's backlog from such equipment sales was approximately $423,000. Applied Films has also developed and applied for, a patent on a process for sputtering (a form of physical vapor deposition) magnesium oxide ("MgO") which the Company believes may represent a significant competitive advantage in the emerging market for thin film coating equipment for PDPs. During fiscal 1999, Applied Films developed its latest configuration of coating equipment, the ATX-700 series, featuring vertical sputtering of glass substrates, minimized footprint, lower particulate levels, and reduced labor content. Its unique horseshoe design allows for easy loading and unloading of material from the same side, reducing labor which in turn reduces particulates if the process is in a clean room.

     The Company was originally incorporated in Colorado as Applied Films Lab, Inc. on March 2, 1976. On May 1, 1992, the Company merged with Donnelly Coated Corporation, a wholly owned subsidiary of Donnelly Corporation of Holland, Michigan. During fiscal 1994, the Company ceased using capacity in Holland, Michigan and began operating solely in Boulder, Colorado. During fiscal 1998 and 1999, the Company moved all of its office and manufacturing facilities to Longmont, Colorado.

     During fiscal 1999, the Company expanded its thin film coated glass business to the far east by forming a joint venture with Nippon Sheet Glass in Suzhou, China.

Strategy

     The Company's objective is to continue its global leadership as a provider of thin film solutions to the FPD industry through both thin film coated glass, as well as thin film coating equipment. The Company stands alone as the only thin film coated glass manufacturer that develops, uses and sells its proprietary process equipment The following are key elements of the Company's strategy to achieve this objective:

     Leverage Technology and Process Leadership. The Company intends to leverage its thin film technology and process capabilities to address the evolving requirements for more sophisticated, technologically advanced FPDs. Specifically, the Company intends to continue to enhance its own thin film coating systems, both in terms of the production efficiency of the systems and the technical characteristics obtained with certain coatings. The Company also intends to continue to develop and offer thin film coating equipment that is cost effective, capable of achieving high productivity and providing technologically advanced thin film solutions.

     Expand Thin Film Coating Equipment Business. Due to the anticipated growth in demand for higher information content FPDs, Applied Films believes there is opportunity for the Company to sell thin film coating equipment to FPD manufacturers. Since entering the coating equipment business in fiscal 1997, the Company has sold seven systems (at an average selling price of $3.0 million per system) for applications which include PDPs, electrochromic automotive mirrors and LCDs. The Company believes its technological capabilities, its history of designing, developing and improving its own thin film manufacturing systems, and its extensive operational experience provide it with competitive advantages in selling thin film coating equipment to others.

     Applied Films' goal is to become a major supplier of thin film coating equipment to the emerging PDP market. The Company intends to address this market by offering both pilot systems and full scale production systems for the sputtering of the three thin film layers required by PDPs (indium tin oxide ("ITO"), MgO, and chrome-copper-chrome ("CrCuCr")) utilizing its new hardware platform, the ATX-700. Currently the main production method used for applying the MgO layer is vacuum evaporation which, as displays become larger, presents difficulties for film uniformity. A major drawback of the sputtering process for MgO has been its very slow sputtering rate. However, the Company recently developed, a patent pending process which allows MgO glass coatings to be applied at lower cost, with increased throughput, and with greater uniformity than the current evaporation method. This process is incorporated in the ATX-700 series platform. The Company has delivered one pilot system to a Korean PDP manufacturer for use in applying CrCuCr and is presently providing MgO film samples to other prospective PDP customers. See "Certain Factors -- Uncertainties Related to Coating Equipment Business."

     Capture Increased Share of Thin Film Coated Glass Market. Applied Films believes its position as a leading supplier of thin film coated glass for the FPD market provides it with continued growth opportunities in that market. The Company will pursue continued growth of its thin film coated glass business by seeking to be a low cost producer, by building its own coating systems and achieving technology-based manufacturing efficiencies. The Company will also seek continued growth of its thin film coated glass business by leveraging the Company's long-standing relationships with many of the world's key FPD customers, and pursuing strategic business relationships to expand the Company's customer base and manufacturing capacity. For instance, the Company has entered into a joint venture with Nippon Sheet Glass Co., Ltd. ("NSG"), a major Japanese glass manufacturer to supply the TN and black and white STN coated glass market from a production base in Suzhou, China. This joint venture, Suzhou NSG - AFC Thin Film Electronics LTD ("STEC"), involved the transfer of thin film coated glass manufacturing capacity to China, closer to the Company's customer base in Asia. In its first three months of operations, STEC became cash flow positive and profitable. The Company will be seeking to leverage STEC's strategic position by expanding its manufacturing capacity in the future. The Company will also continue to evaluate business opportunities that strengthen our position with our customers.

     Develop New Coatings. The growth of new large area coatings will build on the Company's expertise in process control integrated with systems hardware. One key area is defined by the expertise gained in the patent-pending, reactive deposition process of MgO. The Company's reactive process capability provides a good potential fit for such applications. In August 1999, the Company entered into an exclusive agreement with Information Products, Inc. whereby the companies agreed to work together to develop coatings for thin film coated glass products in the touch screen market. Applied Films is currently evaluating other markets and partners, both FPD and non-FPD, for the development of thin film coatings as well.

     Strengthen Equipment Service and Support Capabilities. With seven coating equipment systems in the field, the Company has been faced with service and support challenges. Although the Company's customers go through extensive training on the operation and maintenance of the equipment, the need for Company support technicians has become apparent and the Company is responding to this need. The Company is organizing the equipment service and support to meet the needs of customers and does not expect material revenues from this group.

ITEM 1(b):  Financial Information About Industry Segments

     The Company supplies thin film coated glass and thin film coating equipment primarily to LCD manufacturers, which are currently considered to be separate industry segments. For further discussion see "ITEM 8: Financial Statements and Supplementary Data -- Note 10: Segment Information."

ITEM 1(c):  Narrative Description of Business

Products and Manufacturing
     The following table sets forth the Company's gross sales by (excluding returns and allowances) its major product categories and industry segments for its last three fiscal years:

                                                                                 Fiscal Year Ended
                                                                July 3, 1999      June 27, 1998        June 28, 1997
                                                                                  (In thousands)
TN Glass..............................................            $19,963           $29,189               $24,366
STN Glass.............................................              4,703             4,844                 3,676
Other Coated Glass....................................              3,450             7,210                 4,257
                                                                  -------           -------               -------
Total Thin Film Coated Glass..........................             28,116            41,243                32,299
Thin Film Coating Equipment...........................              4,617            13,908                 2,784

     Thin Film Coated Glass. The Company considers all thin film coated glass as a segment for reporting purposes due to factors such as the nature of the products, the raw material, the production process, the type of customers, and the distribution method.

     Thin Film Coated Glass used for TN LCDs. Thin film coated glass for TN LCDs is manufactured by depositing silicon dioxide ("SiO2") and indium tin oxide ("ITO") onto glass purchased primarily in four thicknesses, 1.1 millime ters,
0.7 millimeters, 0.55 millimeters, and 0.4 millimeters. The thin film coated glass is sold in a variety of sizes ranging from roughly 300 millimeters square to 400 millimeters by 500 millimeters. TN LCDs are most commonly used for simple displays such as those found on watches, calculators and electronic instruments. They offer good contrast and acceptable response time for simple readout operations, are relatively inexpensive to produce and require very low power to operate. TN LCDs typically are not used for high information content displays such as those used in laptop computers. However, TN LCDs are the best all around choice for many products, and current advances in display technologies are permitting this lower cost glass to be used for other, new applications such as in the automotive industry.

     Thin Film Coated Glass used for Black and White STN LCDs. This product is more complex and expensive to manufacture than thin film coated glass for TN LCDs. The STN LCD product in most instances, requires that the Company purchase higher quality, flatter glass. In addition, glass for many STN LCDs requires a thicker ITO coating to improve conductivity, commonly requiring a longer production cycle time. The Company has converted one of its TN LCD coating systems to meet these needs and, during fiscal 1998, Applied Films commenced production on a new coating system capable of manufacturing thin film coated glass for black and white STN LCDs. During fiscal 1999, the Company further increased its STN capacity through its STEC joint venture in China.

     Other Thin Film Coated Glass. The Company's other thin film coated glass consists primarily of ITO thin film coated glass for automatically dimming electrochromic automotive mirrors, chrome and rhodium thin film coated glass for dental mirrors, CrCuCr coatings for PDPs, and gold, silver and other coatings for certain small orders and applications under development. Although sales of other coated glass were down 52% in fiscal 1999 versus 1998, sales of electrochromic coated glass improved during the year.

     Thin Film Coating Equipment. The Company has designed and built several generations of high volume thin film coating equipment capable of meeting the needs of customers requiring in-house production of thin film coated glass, primarily in the FPD industry. The Company has supplied thin film coating equipment for use in producing LCDs, PDPs, automatically dimming (electrochromic) automotive mirrors and touch panel displays. The Company's present coating equipment product line includes two standard platforms: (i) the Venture Series in-line vertical system which provides reduced particle defect levels and high throughput for use in FPD and other high volume applications, and (ii) the ATX Series, which is a new proprietary platform designed and built by the Company. A pre-production version of each system can be upgraded to a full production system as customer requirements increase. The ATX Series is an advanced concept thin film coating equipment system addressing automation, increasing display size and low-particulate requirements of FPD and PDP display manufacturers. The design and building of the ATX Series accounted for a significant portion of the Company's capital expenditures in fiscal 1999. Included within each of the Company's platforms is the Company's proprietary, user-friendly software using computer touch screens. The Company's thin film coating equipment provides for all coating and heat treating within the equipment using proprietary processes pioneered and developed by the Company. The Company's thin film coating equipment average selling price is approximately $3.0 million and can range up to $7.0 million..

     Production Process and Quality Control. One of the Company's primary process elements and core competencies in the manufacture of thin film coated glass is the preparation of the glass for coating in high volumes. The cleaning process, the lack of pinholes in the coating, and the absence of any contamination on or under the coating are critical in the manufacturing process. After cleaning and preparation, the glass enters a HEPA filtered Class 1000 clean room where it is loaded into the coating system. After removal of the substrate from the system, it must be inspected for defects and optical, electrical and thickness properties. This is done using various devices and in some cases visually. The Company continually works to improve its glass cleaning and product inspection capabilities.

Sales, Marketing, and Customers

     Most of the Company's thin film coated glass sales are handled by an internal sales force of four individuals based in Longmont and one based in China. Sales in Taiwan, Japan and Korea are handled through outside sales representatives who are supported by the Company's internal personnel. Other Company personnel, including its Chief Executive Officer and Vice President -
Sales & Marketing, make regular trips to visit foreign customers to ensure proper customer service. The Company generally sells its thin film coated glass products on open account or letter of credit and its customer payment history has been excellent.

     Sales of the Company's equipment involve a broad-based effort at various levels within the Company. Much of the sales effort in the equipment area is undertaken by the Company's technical and marketing groups, including sales offices in Japan and China. The sales cycle for thin film coating equipment is long, involving multiple visits to and by the customer and up to twelve months of technical sales effort, including providing product samples that meet customer specifications. Equipment sales efforts are assisted by independent sales and service representatives in each region who have been selected with an emphasis on their ability to provide post sales service and support. The Company generally sells its thin film coating equipment on a progress payment basis.

     Approximately 85% of the Company's fiscal 1999 gross sales were derived from exports, primarily to Asia. See "Certain Factors -- International Markets." In the same period, the Company served 122 customers in 16 countries. In fiscal 1999, the Company's ten largest customers accounted for approximately 62 % of the Company's gross sales. The principal demand for thin film coated glass is in Asia and the Company's customers for thin film coating equipment have been in Korea, China, Taiwan and the United States. The Company believes its potential geographic market for thin film coating equipment includes all the major geographic regions in which FPD manufacturing takes place. See "Certain Factors -- Uncertainties Related to Coating Equipment Business" and "-- Dependence on Key Customers, Limited Number of Customers." Sales to two customers, NSG and Varitronix, represented approximately 15% and 11% of gross sales for fiscal 1999, respectively. Sales to both customers for fiscal 1999 consisted solely of sales of thin film coated glass.

     The Company's gross sales (before returns and allowances) of thin film coated glass by geographic region during each of the last three fiscal years were as set forth below. Sales are assigned to a region based upon where the contract for purchase is formed.

                                                                                    Fiscal Year Ended
                                                                        July 3,           June 27,          June 28,
                                                                         1999              1998              1997
                                                                        ------            ------            -----
                                                                                     (In thousands)
Asia (other than Japan).....................................           $15,391           $24,124           $17,059
Japan.......................................................            $7,645             7,824             6,611
United States...............................................            $3,817             6,991             5,688
Europe and Other............................................            $1,263             2,304             2,941

     A key aspect to serving the needs of its international customers is just-in-time delivery of its products. The Company utilizes warehouses in Japan and Hong Kong to meet this need. The Company has entered into the STEC joint venture to produce thin film coated glass in Suzhou, China, for use in LCD displays. The joint venture provides Applied Films with closer access to its key customer base in Southeast Asia and use of an existing production facility, while reducing operating and transportation costs.

     Although international markets provide the Company with significant growth opportunities, periodic economic downturns, trade balance issues, political instability and fluctuations in interest and foreign currency exchange rates are all risks that could affect global products and service demand. Many Pacific Rim countries are currently experiencing banking and currency difficulties that have led to economic recession in those countries. These difficulties are continuing to have a material adverse effect on the Company's business. See "Certain Factors -- International Markets" and see "ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Sales and purchases are generally denominated in U.S. dollars and Japanese yen. The Company does not currently engage in currency hedging transactions. To the extent the Company must transact business in foreign currencies and is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses in foreign currency transactions.

Seasonality

     The Company's business is not especially seasonal. However, production output is affected by holidays, vacations and available workdays. The Company's business is subject to significant quarterly and annual fluctuations. See "Certain Factors -- Fluctuations in Demand and Annual and Quarterly Operating Results."

Working Capital

     The Company extends credit to its thin film coated glass customers, either through open accounts or through letters of credit. The majority of the Company's foreign accounts that are sold on open terms are insured. Thin film coating equipment customers generally make a significant advance deposit followed by progress payments based upon milestones for equipment completion and delivery.

Backlog of Orders

     The Company generally does not maintain a material backlog of orders for thin film coated glass sales. Orders are generally shipped within 30 to 60 days of order receipt. Backlog of orders are maintained for thin film coating equipment sales due to the longer lead and construction times. Backlog for equipment sales totaled $423,000 as of July 3, 1999, versus $950,000 as of June 27, 1998.

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

Suppliers

     Thin Film Coated Glass. The raw glass used by the Company in its manufacturing process represents its most significant material cost. The required quality, in terms of thickness, flatness and visible imperfections, limits the number of available suppliers. Five companies worldwide currently manufacture to these quality standards. The Company currently purchases glass from four of these suppliers. The Company is vulnerable to increased costs of raw glass. The Company regularly evaluates methods of reducing its cost of glass. The Company's other primary raw materials for thin film coated glass are SiO2 and ITO. The Company currently purchases SiO2 from two suppliers, and it believes alternative sources of supply could be developed if necessary. The Company purchases ITO from two suppliers, while at least one additional supplier remains qualified and ready to supply the Company. Other coating materials, currently used to a lesser extent by the Company, include materials which are available from few suppliers. See "Certain Factors -- Limited Sources of Supply."

     Thin Film Coating Equipment. In its thin film coating equipment business, the Company uses various suppliers of machined components, pump systems, logic controllers and other commercially available components and features. It has no single source for any principal components in this aspect of its business. The company owns and controls the proprietary parts of the process. For the proprietary fabricated parts there are various suppliers who can produce components to the Company's specifications.

     To date, the Company has not experienced any material interruption in the supply of its raw materials or components; however, if the Company were to experience significant delays, interruptions, reductions in the supply of raw materials, or material supplier price increases, the Company's business,
operating  results,  or  financial  condition  could  be  materially   adversely
affected.

Competition

     Competition in the market for thin film coated glass for FPDs is intense. Competition is based primarily on price, availability, and to a lesser extent on quality, delivery, and customer service. In addition, the Company believes the ability to anticipate shifts in the market and customer needs for thin film coated glass features are important competitive factors. Although certain of the Company's potential competitors have considerably greater financial, research, technical, and sales and marketing resources than the Company, the Company believes that it competes favorably with respect to each of these factors. The Company is aware of approximately ten thin film coated glass competitors worldwide. Certain of these competitors are also manufacturers of thin glass required for thin film components and several are users of thin film coated glass. These are large companies with significant research and development funding and extensive thin film technology background. All of the Company's principal thin film coated glass competitors are located outside the United States, primarily in Asia. The Company is aware of new capacity brought online by competitors and manufacturers of FPD's during calendar years 1998 and 1999. This new capacity, coupled with weakening demand and lower prices, is having an adverse effect on the Company's sales. See "Certain Factors -- Highly Competitive Market Environment." The Company's primary competitors for thin film coated glass are Samsung/Corning, Merck Display Technology, Wellite, and Shenzhen Leybold.

     Both suppliers and customers of the Company could, conceivably, engage with a coating equipment manufacturer to vertically integrate and manufacture the products produced by the Company.

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

Research and Development

     The Company's success can be attributed to its success of focused research and development programs in thin film technology, processes and equipment. The Company will continue to emphasize improvements in current technology, the growth of new film deposition capabilities, and the modification of thin film material properties. The foundations of the Company's success are based on engineering solutions for efficient ITO deposition for the FPD industry. These solutions included cost effective reactive depositions, simplified process control, and innovative coater designs. The Company continues to build on these traditions in the development of process control and coater design which have led to superior cost of machine ownership for the Company's customers.

     Research and development efforts will continue to focus on providing large area thin films and supporting the thin film equipment production required for these films. Through the continued diversification of coating capabilities the Company intends to offer large area films required in the fields of optical coatings, AMLCDs, electrochromics, and photovoltaics. These films will be focused on high technology value-added products requiring specific material properties.

     Continued emphasis will be placed on growth through a combination of solid fundamental understanding and rapid engineering implementation. Critical resources include manpower and equipment. The research and development effort led by the Advanced Development Group will add manpower commensurate with improvements in business climate. In addition to fully utilizing the newest coating platform, the ATX-700, as its core development platform, the Company will refurbish existing equipment for parallel development programs. In fiscal 1997, 1998 and 1999, research and development expenditures were 2.2%, 2.3%, and 3.3% of the Company's net sales.

Proprietary Rights

     The Company's proprietary technology is principally related to the design of its processes, its process control, and the transfer of this knowledge to the design of new equipment. Historically, the Company has relied primarily on trade secret laws and third-party nondisclosure agreements, as opposed to patent protection, to protect its proprietary technology. Nevertheless, in specific cases where the Company believes that it has a decided advantage over current technology, patent protection is being sought. For example, the Company has applied for patent protection for a broad range of reactively deposited metal oxide films. The use of specific hardware configurations allows the stable deposition of films that are typically quite difficult to deposit. International protection is expected after a positive evaluation given in the International Preliminary Examination Report. Also, trade secret protection can be preferable over patent protection in part due to the expense and difficulty of obtaining and enforcing foreign patent applications and due to the fact that patents become part of the public record. The Company's success is heavily dependent upon its proprietary processes. The Company believes that due to the rapid pace of innovation within its industry, factors such as technological and creative skilled personnel, the ability to develop and enhance systems, knowledge and experience of management, reputation, product quality and customer service and support are more important for establishing and maintaining a competitive position within the industry than are patent or other legal protections for its technology. There can be no assurance, however, that the steps taken by the Company to protect its proprietary rights will be adequate, to prevent misappropriation of such rights or that third parties will not independently develop a functionally equivalent or superior technology.

Employees

     As of fiscal year end 1999, the Company employed 161 people, versus 296 people at the end of fiscal 1998, including 126 in thin film coated glass production, 7 in thin film coating equipment systems, 7 in marketing and sales, 9 in research and development and 12 in accounting, human resources, and other administrative personnel. None of the employees are unionized. The Company considers its relationship with its employees to be good.

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

One Time Charges

     The Company restructured its workforce twice during the 1999 fiscal year, due to reduced customer demand. This restructuring along with the cost to complete the move of the company to its current manufacturing and headquarters site generated one time charges to earnings totaling $433,000.

Executive Officers, Directors and Key Employees

     The executive officers, directors and key employees of the Company are as follows:

                     Name                       Age                     Position
Cecil Van Alsburg.............................. 62         Director, Chairman of the Board
Thomas T. Edman................................ 37         Director, President, Chief Executive Officer
John S. Chapin................................. 58         Director, Vice President - Research, Secretary
C. Richard Condon.............................. 54         Vice President - Engineering
Graeme Hennessey............................... 61         Vice President - Sales and Marketing
Lawrence D. Firestone.......................... 41         Chief Financial Officer and Treasurer
Chad D. Quist.................................. 37         Director
Richard P. Beck................................ 66         Director
Roger Smith.................................... 58         Director of Materials
Jim Scholhamer................................. 33         Director of Operations - Thin Film Coatings
Russell W. Black............................... 39         Director of Operations - Thin Films Systems
John J. Kester................................. 49         Director of Advanced Development
James A. Knister  ............................. 61         Director - Resigned his position effective October 26,
                                                           1999
Jeffrey K. Fergason............................ 40         Director - Resigned his position effective July 28, 1999

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

     Thomas T. Edman has been employed by the Company since June 1996 and has served as its President and Chief Executive Officer since May 1998. From June 1996 until May 1998, Mr. Edman served as Chief Operating Officer and Executive Vice President. Mr. Edman has also served as a director of Applied Films Corporation from July 1998 to the present. From 1993 until joining the Company, he served as General Manager of the High Performance Materials Division of Marubeni Specialty Chemicals, Inc., a subsidiary of a major Japanese trading corporation. Mr. Edman obtained a bachelors of arts in East Asian studies (Japan) from Yale and, in June 1993, a masters degree in business administration from The Wharton School at the University of Pennsylvania.

     John S. Chapin co-founded Applied Films Lab, Inc. in 1976 and has continuously served as Vice President - Research, Corporate Secretary, and a director of Applied Films Corporation since its inception. Mr. Chapin is the inventor of the planar magnetron and co-inventor of a reactive sputtering process control. Mr. Chapin obtained a bachelors of science degree in geophysics from the Colorado School of Mines and a masters degree in electrical engineering from the University of Colorado.

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

     Lawrence D. Firestone has been employed by the Company since July 1999 and serves as Chief Financial Officer and Treasurer. From March 1996 until March 1999, Mr. Firestone served as Vice President and Chief Operating Officer of Avalanche Industries, Inc., a custom cable and harness manufacturer. From 1993 to 1996, Mr. Firestone served as Director of Finance and Operations for the Woolson Spice and Coffee Company, a gourmet coffee roasting and distribution company, and from 1988 to 1993, as Vice President and CFO for TechniStar Corporation, a manufacturer of robotic automation equipment. From 1981 to 1988, Mr. Firestone served in various capacities and finally as Vice President and CFO at Colorado Manufacturing Technology, a contract manufacturer that specialized in PC board and cable assembly. Mr. Firestone obtained a bachelors of science degree in business/accounting from Slippery Rock State College.

     Chad D. Quist has been a director of the Company since April 1997. Mr. Quist is the President of Information Products, Inc., a wholly-owned subsidiary of Donnelly Corporation, and has recently assumed responsibility for the electrochromic business unit for Donnelly Corporation as its Vice President. Mr. Quist has been employed by Donnelly since 1995. Information Products, Inc. is a leading supplier of glass components for the touch screen industry. From 1989 to 1995, Mr. Quist served as Vice President of Fisher-Rosemont, Inc., an industrial instrumentation company. Mr. Quist obtained a bachelors degree in engineering from Stanford University and a masters degree in business administration from the Kellogg Graduate School of Business at Northwestern University.

     Richard P. Beck has been a director of the Company since May 1998. Since 1992, Mr. Beck has served as Chief Financial Officer of Advanced Energy Industries, Inc., a manufacturer of power conversion and control systems. Since 1995, Mr. Beck has also served as a director of Advanced Energy Industries, Inc. From 1987 to 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck obtained a bachelors of science degree in accounting and a masters degree in business administration in finance from Babson College.

     Roger Smith has served the Company since July 1998 as its Director of Materials. From May 1993 until July 1998 Mr. Smith served as the Company's Treasurer. Prior to joining the Company, Mr. Smith was employed for 33 years by Donnelly Corporation in various capacities, including controller and project manager.

     Jim Scholhamer has been employed by the Company since August 1997. Mr. Scholhamer currently is the Director of Operations for Thin Film Coatings. Prior to being promoted to Director, Mr. Scholhamer served as the Engineering Manager. From 1992 until he joined the Company, Mr. Scholhamer held the titles of Manufacturing Manager and Process Engineer at Viratec Thin Films, Inc., located in Minnesota. From 1989 to 1992, Mr. Scholhamer served as Production Manager, and Process Engineer at Ovonic Synthetic Materials, Inc., a division of Energy Conversion Devices, located in Michigan. Mr. Scholhamer obtained his bachelors of science degree in engineering from the University of Michigan.

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

     John J. Kester Advanced Development Director, has been employed by the Company since June 1997. From 1995 until he joined the company, Dr. Kester served as Research and Development Manager for the photovoltaic module manufacturer, Golden Photon Inc., a subsidiary of ACX Inc. From 1989 to 1995 he was the Physics Division Chief at the Seiler Research Laboratory at the United States Air Force Academy. From 1982 to 1989 he worked in the Central Research Laboratory of Dow Chemical Company. Dr. Kester obtained a bachelors degree from The Colorado College and a masters and doctorate in physics from Washington University in St. Louis, Missouri.

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

     The Company's Board of Directors is currently composed of six directors, divided into three classes. Messrs. Beck, and Quist serve in the class whose term expires in 1999; Messrs. Edman and Knister serve in the class whose term expires in 2000, and Messrs. Van Alsburg and Chapin serve in the class whose term expires in 2001. Mr. Knister has resigned his position as a director of the Company effective as of October 26, 1999. Upon the expiration of the term of each class of directors, directors comprising that class will be elected for a three-year term at the next succeeding annual meeting of shareholders. Upon the expiration of the term of a director appointed to fill a vacancy, that director will be elected to an appropriate term at the next succeeding annual meeting of shareholders. Each director holds office until that director's successor has been duly elected and qualified. Selection of the nominees for the Board of Directors is made by the entire Board of Directors.

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

ITEM 4:  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of fiscal 1999 to a vote of the Company Shareholders.



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

Highly Competitive Market Environment

     Competition in the thin film coated glass for the LCD market is, and is expected to remain, intense. Several of the Company's competitors have substantially greater financial, technical, marketing and sales resources than the Company. There can be no assurance that the Company's present or future competitors will not exert increased competitive pressures on the Company. In particular, the Company may in the future experience pricing pressures as a result of a decline in industry demand, excess inventory levels, increases in industry capacity or the introduction of new technologies, and such price competition could adversely affect the Company's business, operating results, financial condition and prospects. Prices for much of the Company's TN thin film coated glass products supplied to the LCD market have declined in past years. Although prices declined 29% during fiscal 1999, the Company saw prices stabilize late in the fiscal year. It's too early to determine whether this pricing stabilization will continue. The Company is aware of several competitors who increased production capacity during 1998 and 1999. Increases in industry capacity may result in intensified pricing pressures on the Company's products. The Company's competitive position also could be adversely affected by raw material price increases, which the Company may not be able to pass on to its customers but which certain of its vertically integrated current and potential competitors may be able to better absorb. To remain competitive, the Company must continue to invest in and focus upon research and development, product and process innovation, as well as sales and customer support. There can be no assurance that the Company will be successful in such efforts or that such factors will not have a material adverse effect on the Company's business, operating results, financial condition or prospects. The Company's suppliers and/or customers could vertically integrate to manufacture the products produced by the Company. The Company's suppliers of thin glass are large, well-capitalized companies which could enter the LCD market by coating the glass they produce and supplying LCD manufacturers directly. Because glass is by far the Company's largest material cost, a manufacturer of glass desiring to enter this market could have a significant cost advantage. The Company is aware of two manufacturers of thin glass that also coat glass for the LCD market, Asahi Glass Company and Nippon Sheet Glass. Further, companies that manufacture equipment for coating thin film glass could begin producing thin film coated glass. In addition, certain LCD manufacturers have vertically integrated to coat glass for LCDs and further vertical integration into certain areas of LCD manufacturing is expected. Any such vertical integration could have a material adverse effect on the Company's business, operating results, financial condition and prospects. See "ITEM 1(c): Narrative Description of Business -- Competition."

Uncertainties Related to Thin Film Coating Equipment Business

     Until fiscal 1997, the Company's business was focused almost exclusively on the sale of thin film coated glass. Although the Company expects to continue to produce and sell thin film coated glass to the world FPD market, the Company's future growth potential depends in part upon the Company's success in the market for thin film coating equipment. Sales of the Company's thin film coating equipment depend in large part upon a prospective customer's decision to increase manufacturing capabilities and capacities or to respond to consumer demands for greater cost efficiencies by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve significant capital expenditures. Further, customers for the Company's thin film coated glass could decide to purchase thin film coating equipment to bring some or all of their thin film coated glass requirements in-house, thus adversely affecting sales of thin film coated glass by the Company to such customers. The Company has built equipment for seven such customers. Thin film coating equipment sales also may be affected by changes in the market for different types of displays and customers' decisions to begin internal production of glass coatings rather than rely on an outside supplier such as the Company. The sales cycle of the Company's thin film coating equipment is lengthy due to the customer's evaluation of its ordered system and completion of any necessary upgrades, expansion or construction of facilities. The Company may expend substantial funds and management effort during the sales cycle. In addition, the cyclicality and rapid technological change in the thin film coated glass industry may cause prospective customers to postpone decisions regarding major capital expenditures, such as the Company's coating equipment. With respect to the development of its equipment business, the Company is subject to the risks inherent in the operation or the development of a new business, including risks associated with attracting and servicing a customer base, manufacturing products in a cost-effective and profitable manner, managing the expansion of a business operation and attracting and retaining qualified engineering, manufacturing service, and marketing personnel. Because of rapid changes in the FPD market, which are expected to continue, it is difficult to predict whether or where future growth may occur, or at what rate certain aspects will grow, if at all. Further, changes in technology could render the Company's systems less attractive. If the market for the Company's thin film coating equipment fails to grow, or grows more slowly than anticipated, the Company's business, operating results, financial condition and prospects could be materially adversely affected. See "ITEM 1(c): Narrative Description of Business -- Competition." The Company's equipment business is subject to capital spending levels in Asia. Certain plasma display manufacturers announced during fiscal 1999 plans to delay capital spending for new equipment. This announcement, together with overall economic conditions in Asia will negatively impact fiscal 2000 results. Backlog for equipment sales totaled $423,000 as of July 3, 1999, versus $950,000 as of June 27, 1998.

International Markets

     Sales to international customers represented approximately 83%,78%, and 85% of the Company's gross sales in fiscal 1997,1998, and 1999, respectively. The Company's principal international markets are China (including Hong Kong), Korea, Japan, Taiwan and Malaysia. Recent banking and currency problems in the Asian regions, however, have had and will continue to have an adverse impact on the Company's revenue and operations. The Company believes that international sales will continue to represent a significant portion of its gross sales, and that, in addition to the aforementioned banking and currency problems, it will be subject to the normal risks of conducting business internationally, including unexpected changes in regulatory requirements, imposition of government controls, political and economic instabilities, export license requirements, foreign exchange risks, tariffs and other barriers, difficulties in staffing and managing foreign sales operations and potentially adverse tax consequences. The Company has taken steps to mitigate some risk by insuring its foreign accounts receivables. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. See "ITEM 1(c): Narrative Description of Business -- Proprietary Rights." Other risks inherent in the Company's international business include greater difficulties in accounts receivable collection, the potential of protective trade activities or laws and the burdens of complying with a wide variety of foreign laws. See "ITEM 1(c): Narrative Description of Business -- Sales, Marketing, and Customers." The Company's business, operating results, financial condition or growth could be materially adversely affected by these risks.

     The Company's international sales are generally denominated in dollars, although a portion of its sales to Japanese customers are denominated in yen. In fiscal 1999, approximately 21% and 79% of the Company's total gross sales were denominated in yen and dollars, respectively. Any strengthening of the dollar in relation to the currencies of the Company's competitors or customers could adversely affect the Company's competitiveness. Although a strengthening dollar may result in some offsetting cost reductions on the raw materials imported by the Company, there can be no assurance that such cost reductions would enable the Company to remain competitive. Moreover, a strengthening of the dollar or other competitive factors could put pressure on the Company to denominate a greater portion of its Japanese sales in yen, thereby increasing the Company's exposure to fluctuations in the dollar-yen exchange rate. In addition, the Company's joint venture in China transacts much of its business in Chinese Yuan Renminbi, which has remained fairly constant in value, however, any devaluation of the Chinese Yuan Renminbi would adversely affect the Company's business, operating results, financial conditions and prospects. There can be no assurance that fluctuations in exchange rates will not adversely affect the Company's competitive position or result in foreign exchange losses, either of which could materially adversely affect the Company's business, operating results, financial conditions and prospects. See "ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

Rapid Technological Change

     The market for thin film coated glass is characterized by rapid change. The Company's future success depends upon its ability to introduce new products, improve existing products and processes to keep pace with technological and market developments, and to address the increasingly sophisticated and demanding needs of its customers. In order to remain competitive, the Company believes it must continue to invest in research and development. The Company expects to increase its research and development expenditures in fiscal 2000 which could adversely affect fiscal 2000 operating results. Technological changes, process improvements, or operating improvements which could adversely affect the Company include: (i) development of new technologies which improve manufacturing efficiency of the Company's competitors; (ii) changes in product requirements of the Company's customers; (iii) significant changes in the way coatings are applied to glass for LCDs; and (iv) other changes such as improvements in the design of cathodes. If the Company does not adapt to such changes or improvements, the Company's competitive position, operations and prospects would be materially, adversely affected. In addition, there are alternative technologies to sputtering technology for three of the thin film coating layers used in PDPs. Materials applied by the Company to thin glass to provide conductivity or other properties are generally available and are not patented. Development of a new material which improves the performance of thin film coated glass and better addresses customer needs could, if not adopted by the Company, have a material adverse effect on the Company's operations and prospects. There can be no assurance that the Company will be successful in meeting the demands of the marketplace or that one or more of these factors will not have a material adverse effect on the Company's business, operating results, financial condition or prospects. See "ITEM 1(c): Narrative Description of Business -- Products and Manufacturing."

Evolving FPD Market

     The Company believes that much of the growth in the FPD market will be in higher information content FPDs, such as STN LCDs, active matrix LCDs ("AM LCDs"), and PDPs. See "ITEM 1(c): Narrative Description of Business -- Products and Manufacturing." During fiscal 1999, 17% of the Company's thin film coated glass revenues were derived from the sale of thin film coated glass used in black and white STN displays. The Company has to date directed most of its production capacity to TN thin film coated glass which represented 71% of the Company's thin film coated glass sales in 1999 and is presently used in lower information content applications. While the Company has recently made investments in additional production capacity for STN thin film coated glass, there can be no assurance that the Company will be able to successfully expand its position in the market for thin film coated glass for higher information content FPDs. A reduction in the market for thin film coated glass for TN LCDs as a result of a shift in demand toward higher information content displays could materially adversely affect the Company's results of operations and could be to the advantage of competitors of the Company who may currently have greater capacity to produce thin film coated glass for STN or AM LCDs. This could affect the Company's operating results while it transfers resources to the manufacture of thin film coated glass for STN LCDs. See "ITEM 1(a): General Development of Business -- Strategy" and "ITEM 1(c): Narrative Description of Business -- Products and Manufacturing." The Company's business depends substantially on the purchasing requirements of manufacturers of FPDs, which, in turn, depend upon the current and anticipated market demand for FPDs. Sales of thin film coated glass to these manufacturers are expected to continue to represent a significant portion of the Company's net sales. Although the market for FPDs has experienced significant growth, there can be no assurance that such growth will continue at all, or that any growth will have a positive impact on the Company's future business or results of operations. The Company's business, operating results, financial condition and prospects would be materially adversely affected by any future downturns in the FPD market.

Dependence on Key Customers, Limited Number of Customers

     The Company's ten largest customers accounted for, in the aggregate, approximately 59%, 78% and 62% of the Company's gross sales in fiscal years 1997, 1998 and 1999, respectively. In fiscal 1999, sales to NSG and Varitronix represented 15% and 11% of gross sales, respectively. Sales to both customers for fiscal 1999 consisted solely of sales of thin film coated glass. The loss of, or a significant reduction of purchases by, one or more of these customers would materially adversely affect the Company's business, operating results, financial condition and prospects. The Company expects that sales of its products to relatively few customers, particularly in the LCD market, will continue to account for a high percentage of its revenue in the foreseeable future. In addition, in the LCD market, there are a limited number of potential customers. The Company has not entered into long-term agreements with its customers and none are obligated to continue to buy their thin film coated glass from the Company. Moreover, in the event that customers purchase thin film coating equipment from the Company or one of its competitors and begin coating the glass in-house, sales to those customers may decrease sharply. If such lost sales are not replaced on a timely basis by new orders of thin film coated glass or capital equipment from other customers, the Company's business, operating results, financial condition and prospects could be materially adversely affected. See "-- Fluctuations in Demand and Annual and Quarterly Operating Results" and "ITEM 1(c): Narrative Description of Business -- Sales, Marketing, and Customers."

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

Dependence on Management and Other Key Employees

     The Company's success during the foreseeable future will depend largely upon the continued services of its executive officers, and certain other key employees. These executive officers and key employees include:; President and Chief Executive Officer, Thomas T. Edman; Vice President -- Research, John S. Chapin; Vice President -- Engineering, C. Richard Condon; Vice President -- Sales and Marketing, Graeme Hennessey; Chief Financial Officer and Treasurer, Lawrence D. Firestone; Director of Materials, Roger Smith; Director of Operations Thin Film Coatings, Jim Scholhamer; Director of Operations -- Thin Film Systems, Russell W. Black; and Advanced Development Manager, John J. Kester. The loss of the services of one or more of the executive officers or other key employees could materially adversely affect the Company's business. The Company does not have employment agreements or key-man life insurance on any of its executive officers or other key employees. The Company's future success will be dependent in part upon the Company's ability to attract and retain additional qualified managers, engineers and other employees. The Company's business, operating results, financial condition or growth could be materially adversely affected if the Company were unable to attract, hire, assimilate, and train these employees in a timely manner. See "ITEM 1(c): Narrative Description of Business -- Employees" and "ITEM 1(c): Narrative Description of Business -- Executive Officers, Directors and Key Employees."

China  Expansion

     Much of the Company's success in its fiscal fourth quarter ended July 3, 1999, was largely attributed to its STEC joint venture with NSG. The Company relies on its joint venture partner, NSG, to house the STEC joint venture within its glass fabrication facility that includes cutting, polishing, and distribution. Continued adverse economic conditions in Asia could result in lower revenues from STEC which would have an adverse effect on the Company's business and results of operations. In pursuing the joint venture, the Company also relies on Management personnel from its joint venture partner, NSG. The managing director of STEC is under the employ of the joint venture as well as NSG. The Company does not have employment agreements with any of the management at STEC. STEC's future success will be dependent in part upon its ability to attract and retain additional qualified managers, engineers and other employees. The joint venture's business, operating results, financial condition or growth could be materially adversely affected if the Company were unable to attract, hire, assimilate, and train these employees in a timely manner. See "ITEM 1(c):
Narrative Description of Business", and "ITEM 1(c): Narrative Description of Business".

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

                                     PART II

ITEM 5:  Market for Registrant's Common Stock and Related Security Holder
         Matters

     Prior to November 21, 1997, there was no public market for the Company's Common Stock. The Common Stock was approved for quotation on the Nasdaq National Market under the symbol AFCO, beginning November 21, 1997. At September 1, 1999, the number of common Shareholders of record was 2,061.

     The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on the Nasdaq National Market since its initial public offering is provided below.
They do not necessarily represent actual transactions.

                                                              High Bid            Low Bid
Fiscal 1998                                                   --------            -------
     Second Quarter (since November 21, 1997)                 9 1/8               8 1/4
     Third Quarter                                            11 5/16             7 1/8
     Fourth Quarter                                           9 5/8               4 9/16

Fiscal 1999
     First Quarter                                            5 5/8               2 7/8
     Second Quarter                                           3 7/8               2 5/8
     Third Quarter                                            4 1/4               1 13/16
     Fourth Quarter                                           4 1/4               21/2

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

ITEM 6: Selected Financial Data

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the Company's fiscal 1999 Consolidated Financial Statements and notes thereto and the discussion thereof included elsewhere in this Form 10-K. The selected consolidated statements of operations for the fiscal years ended June 1997,1998, and July 1999 and the related balance sheet data as of the fiscal years ended June 1997,1998, and July 1999 derived from consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto is included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the fiscal year ended June 1995 and 1996 and the related consolidated balance sheet data as of June 1995 and 1996 have been derived from audited consolidated financial statements of the Company not included in this Form 10-K.

                       Summary Consolidated Financial Data
                      (In thousands, except per share data)


                                                                                  Fiscal Year Ended
                                                            July 3,      June 27,      June 28,      June 29,      July 1,
                                                             1999          1998          1997          1996         1995
Statement of Operations Data
   Net sales........................................        $31,523       $53,041       $34,050      $21,738       $30,990
   Gross profit.....................................          4,453        10,891         6,698        2,720         6,702
   Operating income (loss)..........................           (351)        4,581         2,953         (478)        2,190
   Net income (loss)................................           (224)        2,857         1,621       (1,078)        1,102
   Diluted net income (loss) per common share.......      $   (.06)      $   0.85        $ 0.58     $ (0.39)        $ 0.39
   Weighted average common shares outstanding.......          3,478         3,375         2,814        2,798         2,800

Balance Sheet Data
   Working capital..................................        $11,955      $ 10,747       $ 5,534      $ 6,232       $ 5,312
   Total assets.....................................         30,195        28,697        21,541       18,198        20,128
   Long term debt, net of current portion...........          7,180         4,175         6,448        8,501         7,464
   Total shareholders' equity.......................         14,658        14,826         6,740        5,058         6,020

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

Overview

     The Company was founded in Colorado as Applied Films Labs, Inc. on March 2, 1976 and was involved in both applied thin films research and development and limited thin films production. On May 1, 1992, the Company merged with Donnelly Coated Corporation, a wholly owned subsidiary of Donnelly Corporation of Holland, Michigan which was primarily involved in the manufacture and sale of thin film coated glass for LCDs. The Company maintained manufacturing facilities and production capacity in both Boulder, Colorado and Michigan, until the end of 1993 when the Michigan facility and production capacity were no longer utilized. Since 1994, the Company had maintained all of its manufacturing operations in Boulder, Colorado. During fiscal years 1998 and 1999, the Company relocated its Boulder operations to a new Headquarters and Manufacturing facility in Longmont, Colorado. During fiscal 1999, the Company expanded its thin film coated glass business to the far east by forming a joint venture with Nippon Sheet Glass in Suzhou, China.

     The Company's sales have been derived primarily from the sale of thin film coated glass to manufacturers of LCDs. Sales and related costs of thin film coated glass sales are recognized when products are shipped. Historically, sales have varied substantially from quarter to quarter, and the Company expects such variations to continue. Because a significant portion of the Company's overhead is fixed in the short term, the Company's gross profit and results of operations may be adversely affected by unexpected fluctuations in sales. The Company is typically able to ship its thin film coated glass within 30 days of receipt of the order and, therefore, does not customarily have a significant long-term backlog of thin film coated glass orders. The Company's ten largest customers for thin film coated glass accounted for, in the aggregate, approximately 59%, 78% and 62% of gross sales in fiscal 1997, 1998 and 1999 respectively. Prices for much of the Company's TN thin film coated glass supplied to the LCD market have declined over the years, and the decline in prices slowed in the third quarter of fiscal 1999. The Company expects continued downward pressure on its selling prices, which will negatively impact sales, gross profit and net income.

     The principal demand for the Company's thin film coated glass is by LCD manufacturers, most of which are located in Asia. Total gross sales to international customers represented approximately 83%, 78% and 85% of the Company's gross sales in fiscal 1997, 1998 and 1999, respectively. The Company expects international sales will continue to represent a significant portion of its net sales. The Company sells most of its thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers which are in yen. Gross sales in yen were approximately$4.4 million, $6.0 million and $6.7 million in fiscal 1997, 1998 and 1999, respectively. The Company does not currently engage in international currency hedging transactions to mitigate its foreign exchange exposure, however, the Company does purchase raw glass in yen from Japan which partially offsets foreign currency risks on thin film coated glass sales. The Company's purchases of raw material denominated in yen were approximately$4.6 million, $8.9 million and $5.8 million in fiscal 1997, 1998 and 1999, respectively. At July 3, 1999, accounts receivable denominated in yen were approximately $605,000 or approximately 9% of total accounts receivables versus $839,000 and 11% for fiscal year end 1998. The Company is generally paid by its customers for its yen denominated sales within approximately 15 to 45 days of the date of sale. The Company does occasionally offer cash discounts for early payment and pre-payment. See "Certain Factors -- International Markets."

     During fiscal 1997, the Company began selling thin film coating equipment to FPD manufacturers, which sales totaled $2.8 million. During fiscal 1999, sales of thin film coating equipment totaled $4.6 million versus $13.9 million for 1998. Net sales of thin film coating systems are recognized primarily on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. The lead time for the sale of thin film coating equipment is generally six to twelve months. To date, the Company has priced its coating equipment in U.S. dollars. Many Pacific Rim countries continue to experience banking and currency difficulties that have led to economic recession in those countries. The Asian financial situation has affected capital spending plans by LCD and plasma display manufacturers. Certain plasma display manufacturers in Japan and Korea announced plans in fiscal 1999 to delay, by up to a year, commercialization of plasma displays which may impact their capital equipment purchases and resulting sale of equipment by the Company. As of July 3, 1999, the Company's backlog from systems sales was approximately $423,000 versus $950,000 as of June 27, 1998.

     Sales of thin film coated glass were derived primarily from demand by LCD manufacturers for low information content displays used in applications such as games, watches, calculators, cell phones etc. The Asian financial situation reduced demand and prices for thin film coated glass used by LCD manufacturers in fiscal 1999.

Results of Operations

     The following table sets forth information derived from the consolidated statements of operations of the Company expressed as a percentage of net sales for the periods indicated.

                                                                              Fiscal Year Ended
                                                                July 3,         June 27,        June 28,
                                                                 1999            1998            1997
                                                                ------         --------        -------
Statement of Operations Data:
   Net sales..............................................       100.0%         100.0%          100.0%
   Cost of goods sold.....................................        85.9           79.5            80.3
                                                                -------        -------         -------
Gross profit..............................................        14.1           20.5            19.7
Operating expenses:
  Selling, general & administrative.......................        11.9            9.6             8.8
  Research and development................................         3.3            2.3             2.2
                                                                -------        -------         -------
Operating income (loss)...................................        (1.1)           8.6             8.7
Interest expense..........................................        (1.8)          (0.9)           (2.4)
Other income (expense)....................................          .0            0.5             0.3
Income from joint venture                                          1.4             -                -
                                                                -------        ------          -------
Income (loss) before income taxes.........................        (1.5)           8.2             6.6
Income tax benefit (provision)............................          .8           (2.8)           (1.8)
                                                                -------        ------          -------
Net income (loss).........................................         (.7)%          5.4%            4.8%
                                                                =======        ======          =======

Sales

     Net sales were $34 million, $53 million and $31.5 million in fiscal years 1997, 1998 and 1999, respectively. This represented an increase of 56% from 1997 to 1998 and a 41% decrease from 1998 to 1999. Thin film coated glass sales increased from $31.2 million to $39.1 million from 1997 to 1998 and dropped from $39.1 million to $26.9 million from 1998 to 1999. The increase in thin film coated glass sales from 1997 to 1998 resulted from increasing demand as well as new production capacity added by the Company during fiscal 1998. The 31% decrease from 1998 to 1999 was caused by a softening in demand from the Company's customers and industry-wide, which caused surplus of inventory at the Company and in the industry. This condition fueled a price war and the industry experienced a drop in thin film coated glass prices of up to 29%. Sales of thin film coating equipment, which began in fiscal 1997, increased from $2.8 million in 1997 to $13.9 million in 1998, and decreased 67% from $13.9 million in 1998 to $4.6 million in fiscal 1999 due to the Asian economic crisis. The crisis caused a postponement in a number of customers in capital equipment spending.

Gross Profits

     The Company's gross profits were $6.7 million, $10.9 million and $4.4 million in fiscal years 1997, 1998 and 1999, respectively. As a percentage of net sales, gross profit margins were 19.7%, 20.5% and 14.1% in fiscal years 1997, 1998 and 1999, respectively. Gross profits increased from 1997 to 1998 due primarily to increasing sales levels of thin film coated glass as well as gross profit contribution from thin film coating equipment sales, which began in fiscal 1997. Between 1997 and 1998, gross profit margins as a percent of net sales increased for thin film equipment and declined for thin film coated glass. The drop in thin film coated glass margins was primarily due to the price decline of 29% that the Company experienced in fiscal 1999.

Selling, General and Administrative

     The Company's selling, general and administrative expenses totaled $3.0 million, $5.1 million and $3.8 million for fiscal years 1997, 1998 and 1999, respectively. Selling, general and administrative expenses ("SG&A") increased from 1997 to 1998 due to higher salaries, additional personnel and related expenses, sales commissions, including commissions on increased thin film equipment sales, as well as increased employee profit sharing expenses. SG&A decreased 26% from $5.1 million in fiscal 1998 to $3.8 million in fiscal 1999 due to a concentrated cost reduction effort. Commissions from system sales were lower as well due to the reduced sales level in the systems business. As a percentage of sales, selling, general and administrative costs were 8.8%, 9.6% and 11.9% for fiscal years 1997, 1998 and 1999, respectively.

Research and Development

     Research and development expenses totaled $0.7 million, $1.2 million and $1.0 million for fiscal years 1997, 1998 and 1999, respectively. In fiscal 1997, research and development costs were net of reimbursements for research contracts. Research and development expenditures consisted primarily of salaries, outside contractor expenses and other expenses related to the Company's ongoing product development efforts. The changes from 1997 to 1998 and from 1998 to 1999 were primarily attributable to changes in staffing and material and supplies expense related to advanced development projects. The advanced development team completed the design, fabrication, process proving and debugging of the Company's latest ATX-700 technology during fiscal 1999. As a percentage of net sales, research and development expenses were 2.2%, 2.3% and 3.3% in fiscal years 1997,1998 and 1999, respectively.

Interest Expense

     The Company's interest expense was $822,000, $496,000 and $572,000 for fiscal years 1997, 1998 and 1999, respectively. The increase in long-term borrowings by the Company in 1999 funded the $3.2 million up front capital infusion of the STEC joint venture in China. Total bank debt was $9.9 million, $7.6 million,$4.3 million and $7.0 million as of fiscal year end 1996, 1997, 1998 and 1999, respectively. In addition, the Company incurred debt guarantee fees paid to Donnelly Corporation of $250,000 and $103,000 for fiscal years 1997 and 1998, respectively.

Other Income (Expense)

     Other income (expense) was $95,000, $252,000 and $8,000 in fiscal years 1997, 1998 and 1999, respectively. This fluctuation was due primarily to the fact that the Company had foreign exchange gains in fiscal 1997 and 1998 and a small foreign exchange loss in 1999. It is uncertain whether foreign exchange gains or losses will be incurred in the future.

Income Tax Benefit (Provision)

     The income tax provision was $605,000 and $1,480,000 for fiscal years 1997 and 1998, respectively. The effective tax rate for fiscal 1998 was 34% versus 27% for fiscal 1997 due to utilization of net operating loss carry forwards in fiscal 1997. The Company recorded a $258,000 tax benefit during fiscal year 1999. Applied Films anticipates receiving a refund of $744,000 for fiscal 1999 estimated payments and from applying the tax loss carryback to previous fiscal years.

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

                                               Quarter Ended                                         Quarter Ended
                              ------------------------------------------------     -------------------------------------------------
                                                Fiscal 1998                                           Fiscal 1999
                              ------------------------------------------------     -------------------------------------------------
                                  Sept.        Dec.        March        June           Sept.        Dec.        March        July
                                  1997         1997        1998         1998           1998         1998        1999         1999
                                 ------       ------      ------       ------         ------       ------      ------       -----
Net sales....................    $11,251      $13,173     $15,312     $13,305          $9,351       $6,176      $8,216       $7,779

Cost of goods sold...........      8,801       10,588      12,355      10,406           8,158        5,493       6,622        6,798
                               ---------    ---------    --------    --------        --------     --------    --------     --------
Gross profit.................      2,450        2,585       2,957       2,899           1,193          683       1,594          981
Operating expenses:
  Selling, general and
   administrative............        986        1,109       1,336       1,636           1,304          794         911          750
  Research and development...        330          287         324         302             260          212         274          297
                               ---------    ---------   ---------  ----------       ---------    ---------   ---------     --------
Operating income (loss)......      1,134        1,189       1,297         961            (371)        (323)        409          (66)
Interest expense.............       (171)         (87)       (103)       (135)           (112)        (140)       (167)        (147)
Other income (expense).......         24           29          86         113             136         (135)        (27)          27

Other income from Joint
Venture......................                                                               0            0           0          433
                               ---------    ---------   ---------  ----------     -----------  ----------- -----------   ----------
Income (loss) before income
      taxes..................        987        1,131       1,280         939            (347)        (598)        215          247
Income tax benefit
(provision)..................       (328)        (385)       (435)       (332)            130          286         (72)         (86)
                               ---------   ----------   ---------   ---------       ---------     --------   ---------  -----------
Net income (loss)............  $     659   $      746   $     845   $     607       $    (217)       $(312)    $   143      $   161
                               =========   ==========   =========   =========       =========     ========   =========  ===========

The following table sets forth the above unaudited information as a percentage of total net sales.

                                                Quarter Ended                                         Quarter Ended
                                                 Fiscal 1998                                           Fiscal 1999
                                  Sept.       Dec.       March      June             Sept.       Dec.          March       July
                                  1997        1997       1998       1998             1998        1998          1999        1999
                                 ------      ------     -------    ------           ------      ------        --------    -----
Net sales.....................  100.0%      100.0%      100.0%      100.0%           100.0%      100.0%        100.0%      100.0%
Cost of goods sold............   78.2        80.4        80.7        78.2             87.2        88.9          80.6        87.4
                               ------      ------      ------      ------           ------      -------       -------     -------
Gross profit..................   21.8        19.6        19.3        21.8             12.8        11.1          19.4        12.6
Operating Expenses:
  Selling, general and
    administrative............    8.8         8.4         8.7        12.3             13.9        12.9          11.1         9.6
  Research and development....    2.9         2.2         2.1         2.3              2.8         3.4           3.3         3.8
                               -------     -------     -------     -------          -------     -------       -------      ------
Operating income (loss).......   10.1         9.0         8.5         7.2             (4.0)       (5.2)          0.6        (0.08)
Interest expense..............   (1.5)       (0.7)       (0.7)       (1.0)            (1.2)       (2.3)         (2.0)       (1.9)
                                                                                                                           -------
Other income (expense)........    0.2         0.3         0.6         0.9              1.5        (2.2)         (0.3)        0.3
Other income from Joint
Venture.......................                                                           0            0            0         5.6
                               --------    ---------   ---------   -------          -------     -------      --------      ------
Income (loss) before income
 taxes........................    8.8         8.6         8.4         7.1             (3.7)       (9.7)          2.6         3.2
Income tax benefit
  (provision).................   (2.9)       (2.9)       (2.9)       (2.5)             1.4         4.6          (0.9)       (1.1)
                               --------    --------    --------    --------         --------    -------        ------      -------
Net income (loss).............    5.9 %       5.7%        5.5%        4.6%            (2.3)%      (5.1)%         1.7%        2.1%
                               ========    ========    ========    ========         =========   ========       ======      =======

     The variation in quarterly sales during fiscal 1998 and fiscal 1999 was due to reduced demand from customers for thin film coated glass and the resulting excess inventories of thin film coated glass as well as a reduction in capital spending and equipment purchases in the thin film coated glass industry. Net sales of thin film coated glass for fiscal 1999 totaled $26.9 million versus $39.1 million during fiscal year 1998. Sales and related costs of thin film coated glass products are recognized when products are shipped. Sales of thin film coating equipment totaled $4.6 million in fiscal 1999 versus $13.9 million in fiscal 1998. During the first quarter of fiscal 1997, the Company began recognizing revenue from the sale thin film coating equipment. The Company utilizes the percentage of completion accounting method for recognizing sales of equipment. See "ITEM 8: Financial Statements and Supplementary Data -- Note 2:
Significant Accounting Policies -- System Sales." For fiscal year 1999, quarterly sales of thin film coating equipment were $1.2 million for the first fiscal quarter, $.5 million during the second fiscal quarter, $2.5 million during the third fiscal quarter and $.4 million during the fourth fiscal quarter. In comparison, sales of thin film coating equipment for fiscal year 1998 totaled $2.1 million in the first fiscal quarter, $3.3 million in the second fiscal quarter, $5.1 million in the third fiscal quarter and $3.4 million in the fourth fiscal quarter.

     Total gross profits decreased quarter over quarter from fiscal 1998 to fiscal 1999. As a percentage of sales, gross profits decreased in the first and second quarters of fiscal 1999 versus the first and second quarters of fiscal 1998. Gross profits as a percentage of sales increased in the third quarter and decreased again in the fourth quarter of fiscal 1999 versus the third and fourth quarters of fiscal 1998. As a percent of sales, gross profits declined 31% from 20.5% in 1998 to 14.1% in 1999. This drop corresponds to the 29% overall drop in selling prices for the thin film coated glass industry as well as the reduced revenues in the thin film coating equipment business.

     Selling, general and administrative expenses decreased 26% during the quarters of fiscal 1999 due to a concentrated cost reduction effort that included controls on overhead spending during the year as well as reduced commissions for thin film equipment sales. Included in the SG&A expenses are one time charges totaling $433,000 for the completion of the relocation of its facilities to Longmont and severance charges during fiscal 1999.

     Interest expense was higher during fiscal 1999 versus fiscal 1998 due primarily to increased debt levels in fiscal 1999. Other income increased for fiscal 1998 due primarily to higher foreign exchange gains.

     Income from Joint Venture was a new addition to Applied Films profit picture. The STEC joint venture was funded in January 1999, began production in April 1999, and closed its first quarter of operations as of July 3, 1999 profitably, contributing $433,000 to Applied Films bottom line.

     Because a significant portion of the Company's overhead is fixed the Company's quarterly results of operations may be materially affected if sales of thin film coated glass or thin film coating equipment decline for any reason. The Company expects fiscal 2000 quarterly sales, gross profits, operating income and net income to be at levels slightly ahead of the comparable quarters of fiscal 1999.

Liquidity and Capital Resources

     The Company has primarily funded its operations with cash generated from operations, proceeds from an initial public offering of the Company's Common Stock, and with borrowings. Cash provided by operating activities for fiscal year 1999 was $3.9 million compared to $.2 million for the corresponding period in fiscal 1998 due primarily to the reduction in inventory and proceeds from sale to the joint venture. The Company borrowed $3.2 million against its line of credit to fund the initial capital requirements of its STEC joint venture. As of July 3, 1999, the Company had cash and cash equivalents of approximately $1.2 million and working capital of $12.0 million. As of July 3, 1999, accounts receivable were approximately $7.1 million.

     The Company has recently extended its $11.5 million credit facility with a commercial bank. The credit facility will expire on September 17, 2002. As of July 3, 1999, the Company had approximately $7.0 million outstanding on its credit facility.

     Capital expenditures for the fiscal year ended July 3, 1999 were $1.9 million, compared to $5.4 million for the fiscal year ended June 27, 1998. The majority of capital spending in fiscal 1999 went to the development and construction of the new ATX-700 platform which was built and is located in Applied Films Longmont facility. Capital expenditures of $1.0 million in fiscal 2000 will consist primarily of expenditures to complete the new ATX-700 coating system as well as other thin film coating test equipment and support equipment.

     The Company believes that its working capital and capital resource needs will continue to be met by operations and borrowings under the existing credit facility. The credit facility generally restricts the Company's ability to make capital expenditures, incur additional indebtedness, enter into capital leases or guarantee such obligations. To remain in compliance with the credit agreement, the Company must also maintain certain financial ratios. The Company expects cash flow from operations to improve in fiscal year 2000 versus fiscal year 1999 and expects its borrowings to remain constant under its credit facility.

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

     The Company has completed a full assessment of all currently used computer systems as well as production and coating equipment systems and has corrected those areas that will be affected by the year 2000 issue. The Company did utilize outside vendors to assist in the upgrade of certain systems and estimates that the Company is approximately 95% complete with respect to its systems. The Company's goal is to have tested each of these systems for year 2000 compliance by the end of the first quarter of fiscal 2000.

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

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan early in the calendar fourth quarter addressing the steps to be taken if important external companies such as suppliers are not Year 2000 compliant in a timely manner.

Recent Financial Accounting Standards Board Statement

     Several new accounting standards have been issued in fiscal 1997 and 1998 that have impacted the Company in fiscal year 1999 and will impact the Company going forward. Management believes that these accounting standards will not have a material impact on the operating results of the Company when implemented.

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

     Approximately $7.0 million of the Company's borrowed debt is subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked primarily to the Eurodollar rate, and secondarily to the prime rate. The Company has historically locked in Eurodollar rates on 30-60 day intervals, and has not experienced major fluctuations in rate. The Company believes that a moderate change in either the Eurodollar rate or the prime rate would not materially affect operating results or financial condition of the Company.

Foreign Exchange Exposure

     The Company is exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At July 3, 1999, the Company had approximately $605,000 of its accounts receivable and $1.1 million of its accounts payable denominated in yen versus June 27, 1998, when the Company had approximately $839,000 of its accounts receivable and $2,027,000 of its accounts payable denominated in yen. The Company believes that a moderate change in the Japanese yen/U.S. dollar exchange rate would not materially affect operating results or financial condition of the Company.

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

ITEM 8:  Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
Report of Independent Public Accountants....................................  26
Consolidated Balance Sheets as of July 3, 1999 and June 27, 1998............  27
Consolidated Statements of Operations for the fiscal years ended
   July 3, 1999, June 27, 1998 and June 28, 1997............................  29
Consolidated Statements of Stockholders' Equity for the fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997................  30
Consolidated Statements of Cash Flows for the fiscal years ended
   July 3, 1999, June 27, 1998, and June 28, 1997...........................  31
Notes to Consolidated Financial Statements..................................  33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Applied
      Films Corporation:


We have audited the accompanying consolidated balance sheets of APPLIED FILMS CORPORATION (a Colorado corporation) and subsidiary as of July 3, 1999 and June 27, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Films Corporation and subsidiary, as of July 3, 1999 and June 27, 1998, and the consolidated results of their operations and their cash flows for the fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997, in conformity with generally accepted accounting principles.






Denver, Colorado,
  July 27, 1999.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  July 3,        June 27,
                        ASSETS                                                     1999            1998
                        ------                                                   ---------       --------
CURRENT ASSETS:
    Cash and cash equivalents                                                   $  1,163       $      81
    Accounts and trade notes receivable, net-
       Coated glass and other                                                      5,501           6,010
       Income earned, not yet billed                                               1,560            1,436
    Inventories, net                                                               8,152          10,055
    Prepaid expenses and other                                                       675             948
    Income tax receivable                                                            711               -
    Deferred tax asset, net                                                          169             837
                                                                                --------       ---------
              Total current assets                                                17,931          19,367
                                                                                --------       ---------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                             270             270
    Building                                                                         226             240
    Machinery and equipment                                                       15,211          16,477
    Office furniture and equipment                                                   444             502
    Leasehold improvements                                                         1,340           1,022
    Construction-in-progress                                                         280             877
                                                                                --------       ---------
                                                                                  17,771          19,388
    Accumulated depreciation                                                      (9,144)        (10,129)
                                                                                --------       ---------
                                                                                   8,627           9,259
                                                                                --------       ---------
INVESTMENT IN AFFILIATE                                                            3,637              71
                                                                                --------       ---------
                                                                                 $30,195        $ 28,697
                                                                                ========       =========

     The accompanying notes are an integral part of these consolidated balance sheets.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                 July 3,        June 27,
     LIABILITIES AND STOCKHOLDERS' EQUITY                                         1999           1998
     ------------------------------------                                       ---------      --------
CURRENT LIABILITIES:
    Trade accounts payable                                                      $  3,950       $  5,241
    Accrued expenses                                                               1,712          2,955
    Income taxes payable                                                               -            291
    Current portion of-
       Deferred revenue                                                               37              -
       Deferred gain                                                                  56             56
       Long-term debt                                                                221             77
                                                                                --------        -------
              Total current liabilities                                            5,976          8,620

NON-CURRENT LIABILITIES:
    Long-term debt, net of current portion                                         7,180          4,175
    Deferred revenue, net of current portion                                       1,499              -
    Deferred gain, net of current portion                                            700            756
    Deferred tax liability, net                                                      182            320
                                                                                --------        -------
              Total liabilities                                                   15,537         13,871
                                                                                --------        -------
COMMITMENTS

STOCKHOLDERS' EQUITY:
    Common stock,  no par value,  10,000,000  shares  authorized;  3,487,058 and
       3,472,688 shares issued and outstanding at July 3, 1999 and
       June 27, 1998, respectively                                                 9,471          9,424
    Accumulated comprehensive income (loss)                                            2             (7)
    Retained earnings                                                              5,185          5,409
                                                                                --------        -------
              Total stockholders' equity                                          14,658         14,826
                                                                                --------        -------
                                                                                 $30,195        $28,697
                                                                                ========        =======

     The accompanying notes are an integral part of these consolidated balance sheets.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                        For The Fiscal Years Ended
                                                                                -----------------------------------------
                                                                                   July 3,       June 27,        June 28,
                                                                                   1999           1998            1997
                                                                                ------------  --------------  -----------
NET SALES:
    Non-affiliated                                                              $28,582         $53,041         $34,050
    Joint venture                                                                 2,941               -               -

COST OF GOODS SOLD                                                               27,070          42,150          27,352
                                                                                -------        --------        --------
GROSS PROFIT                                                                      4,453          10,891           6,698

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                                      3,760           5,067           2,996

RESEARCH AND DEVELOPMENT EXPENSES                                                 1,044           1,243             749
                                                                                -------        --------        --------
 (LOSS) INCOME FROM OPERATIONS                                                     (351)          4,581           2,953
                                                                                -------        --------        --------
OTHER (EXPENSE) INCOME:
    Gain on foreign currency exchange                                                24             174              96
    Equity earnings in affiliate                                                    433               -               -
    Other (loss) income, net                                                        (35)             23             (20)
    Interest income                                                                  19              55              19
    Interest expense                                                               (572)           (496)           (822)
                                                                                -------        --------        --------
                                                                                   (131)           (244)           (727)
                                                                                -------           -----           -----
(LOSS) INCOME BEFORE INCOME TAXES                                                  (482)          4,337           2,226

INCOME TAX (BENEFIT) PROVISION                                                     (258)          1,480             605
                                                                                --------        -------        --------
NET (LOSS) INCOME                                                               $  (224)       $  2,857        $  1,621

NET (LOSS) INCOME PER SHARE:
    Basic                                                                       $ (0.06)         $ 0.90          $ 0.58
                                                                                ========         ======          ======
    Diluted                                                                     $ (0.06)         $ 0.85          $ 0.58
                                                                                ========         ======          ======

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING:
       Basic                                                                      3,478           3,181           2,796
                                                                                =======           =====           =====
       Diluted                                                                    3,478           3,375           2,814
                                                                                =======           =====           =====

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    FOR THE FISCAL YEARS ENDED JULY 3, 1999, JUNE 27, 1998 AND JUNE 28, 1997
                       (In thousands, except share data)

                                                                                               Accumu-
                                                                                                lated                    Total
                                                                                                Other                    Stock-
                                      Common Stock           Held by Affiliate     Compre-     Compre-                  holders'
                                 -----------------------   ---------------------   hensive     hensive    Retained       Equity
                                   Shares        Amount      Shares     Amount     Income      Income     Earnings       Equity
                                 ----------    ---------   ---------   ---------   ---------  ----------  ----------   ---------
BALANCES, June 29, 1996           2,799,998       $4,245     (3,749)      $(26)      $  --       $(92)     $   931      $ 5,058

    Comprehensive income-
       Net income                        --           --         --         --       1,621         --        1,621        1,621
       Amortization of
       deferred
       compensation                      --           --         --         --          61         61           --           61
                                 ----------     --------   ---------   -------     -------    -------      -------
BALANCES, June 28, 1997           2,799,998        4,245     (3,749)       (26)      1,682        (31)       2,552        6,740
                                                                                   =======

    Issuance of shares in
       connection with IPO
       net of underwriters'
       commissions of $297)         676,439        5,205         --         --                     --           --        5,205
    Liquidation of affiliate         (3,749)         (26)     3,749         26                     --           --           --
    Comprehensive income-
       Net income                        --           --         --         --       2,857         --        2,857        2,857
       Amortization of deferred
        compensation                    --           --         --          --          24         24           --           24
                                 ----------     --------   --------    -------     -------    -------      -------   ----------
BALANCES, June 27, 1998           3,472,688        9,424         --         --       2,881         (7)       5,409       14,826
                                                                                   =======

    Net (loss)                           --           --         --         --        (224)                   (224)        (224)
    ESPP stock issuance              10,564           33         --         --                                               33
    Exercise of stock option          3,806           14         --         --                                  --           14
    Comprehensive income-
       Amortization of
         deferred
         compensation                    --           --         --         --           7          7           --            7
       Unrealized gain on
         foreign currency
           translation                   --           --         --         --           2          2           --            2
                                                           --------   --------     -------    -------      -------   ----------
BALANCES, July 3, 1999            3,487,058       $9,471         --       $ --       $(215)      $  2      $ 5,185      $14,658
                                 ==========     ========   ========   ========     =======    =======      =======   ==========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        For The Fiscal Years Ended
                                                                                 -------------------------------------
                                                                                   July 3,       June 27,     June 28,
                                                                                    1999          1998         1997
                                                                                 -----------  -----------  -----------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net (loss) income                                                          $  (224)    $   2,857    $   1,621
       Adjustments to reconcile net (loss) income
          to net cash flows from operating activities-
              Depreciation                                                          1,759         1,800        1,473
              Amortization of deferred compensation                                     7            24           61
              Amortization of deferred gain on lease                                  (56)          (22)           -
              Amortization of deferred revenue on sale
                 to joint venture                                                     (52)            -            -
              Deferred income tax provision (benefit)                                 530          (558)        (112)
              (Gain) loss on disposals of property,
                 plant and equipment                                                  (20)           (4)           6
              Equity in earnings of affiliate                                        (330)          (50)          (7)
              Deferred revenue on equipment sale to joint venture                   1,588             -            -
              Proceeds from sale to Joint Venture                                   1,695             -            -
              Changes in-
                 Accounts and trade notes  receivable, net                            385          (985)      (3,656)
                 Inventories                                                        1,903        (3,895)         654
                 Prepaid expenses and other                                           273          (520)        (385)
                 Accounts payable-trade                                            (1,291)        1,439        1,401
                 Deferred revenue                                                       -        (1,500)       1,500
                 Accrued expenses                                                  (1,243)        1,683          798
                 Income taxes payable (receivable)                                 (1,002)          (61)         684
                                                                                 --------     ---------     --------
                 Net cash flows from operating activities                           3,922           208        4,038
                                                                                 --------     ---------     --------

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         For The Fiscal Years Ended
                                                                                  ----------------------------------------
                                                                                    July 3,       June 27,       June 28,
                                                                                     1999          1998           1997
                                                                                  -----------  -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of land                                                              $     -      $      -       $  (269)
    Purchase of building                                                                -             -          (270)
    Purchases of machinery and equipment                                             (671)       (4,007)       (1,320)
    Reimbursement of equipment costs                                                    -             -           161
    Purchases of office furniture and equipment                                       (25)          (53)          (73)
    Purchases of leasehold improvements                                              (198)       (1,023)           (4)
    Cost incurred for construction in progress                                     (2,065)         (332)            -
    Proceeds from sale of equipment                                                   159            12            60
    Proceeds from sale of building                                                      -         2,172             -
    Investment in joint venture                                                    (3,236)          (71)            -
    Proceeds from liquidation of investment in affiliate                                -           172             -
    Proceeds from sale of lease purchase option                                         -           834             -
    Other                                                                               -             -            20
                                                                                ---------     ---------     ---------
              Net cash flows from investing activities                             (6,036)       (2,296)       (1,695)
                                                                                ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the extension of long-term debt                                  12,747        16,715         8,128
    Repayment of long-term debt                                                    (9,598)      (20,048)      (10,434)
    Issuance of common stock                                                           47         5,205             -
                                                                                ---------     ---------     ---------
              Net cash flows from financing activities                              3,196         1,872        (2,306)
                                                                                ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH                                                     1,082          (216)           37

CASH AND CASH EQUIVALENTS, beginning of period                                         81           297           260
                                                                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, end of period                                        $   1,163   $        81    $      297
                                                                                 ========    ==========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest, net of amounts capitalized                          $     735    $      767    $      593
                                                                                 ========     =========     =========
    Cash paid (received) for income taxes, net                                  $    (100)    $   2,109    $      123
                                                                                 ========      ========     =========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)    COMPANY ORGANIZATION AND OPERATIONS

Applied Films Corporation, (the "Company"), was originally incorporated in 1992 as a Michigan corporation. In June 1995, the Company reincorporated in Colorado. The Company's principal line of business is the manufacture and sale of thin film glass for use in flat panel and liquid crystal displays. During 1997, the Company began selling its thin film coating glass manufacturing equipment to flat panel display manufacturers. The Company experiences risks common to technology companies, including highly competitive and evolving markets for its products.

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

       Joint Venture

In June of 1998, the Company formed a 50/50 Joint Venture (the "Joint Venture") in China with Nippon Sheet Glass Co. ("NSG"), to process, sell and export certain types of thin film coated glass (Note 4).

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

       Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 1999, 1998 and 1997 include 53, 52 and 52 weeks, respectively.

       Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than ninety days to be cash equivalents.

       Concentration of Credit Risk

The Company provides credit, in the normal course of business, to large electronics manufacturers, located primarily in Asia. Due to the recent monetary crisis in Asia, the Company experienced a slowdown in orders during fiscal 1998 and continuing through most of 1999. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and requires letters of credit from certain of its foreign customers prior to shipment. Sales within Asia totaled approximately $26,545,000, $40,624,000 and $26,145,000 in the years ended July 3, 1999, June 27, 1998 and June 28, 1997, respectively. At July 3, 1999, approximately $5,215,824 of the Company's coated glass sales were receivable from Asian companies. Although the Company is directly impacted by economic conditions in Asia and in the electronics industry, management does not believe significant credit risk exists at July 3, 1999.

       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at July 3, 1999 and June 27, 1998, consist of the following:

                                                                             July 3,             June 27,
                                                                              1999                1998
         Raw materials, net                                                  $4,195,000        $  6,555,000
         Work-in-process                                                         23,000              11,000
         Materials for manufacturing systems                                    192,000             302,000
         Finished goods                                                       3,742,000           3,187,000
                                                                          -------------      --------------
                                                                             $8,152,000         $10,055,000
                                                                          =============      ==============

       Property, Plant and Equipment

Property, plant and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. For construction-in-progress, the Company capitalizes interest based on its weighted average borrowing rate on the amount of additional investment. Depreciation is computed on straight-line or accelerated methods over the following estimated useful lives.

                                                                     Estimated
                                                                   Useful Lives
        Building                                                      30 years
        Machinery and equipment                                     3-10 years
        Office furniture and equipment                               3-5 years
        Leasehold improvements                                      5-10 years

       Deferred Gain

During June 1997, the Company entered into a lease transaction with a third party for the Company's new manufacturing and administrative facility in Longmont, Colorado, which included a purchase option early in the lease period. The Company sold this purchase option to another third party, who exercised this option and purchased the building. The Company then entered into a new lease of the facilities (see Note 9). The Company received $834,000 for this purchase option, which is being deferred and amortized over the term of the lease of 15 years.

       Coated Glass Revenue Recognition

Coated glass revenues are recognized upon shipment to the customer. A provision for estimated sales returns and allowances is recognized in the period of the sale.

       Equipment Sales Revenue Recognition

Revenues relating to the sales of thin film coating equipment are recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General an administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Income received but not yet earned, represents amounts received pursuant to the contract terms which occur prior to the Company's recognition of revenues on the contract for financial reporting purposes. Income earned, but not yet billed, which totaled $1,560,000 and $1,436,000 at July 3, 1999 and June 27, 1998, respectively, represents revenues earned prior to billing. The entire balance at July 3, 1999 relates to the Joint Venture. The Company offers warranty coverage for equipment sales for a period ranging from 3 to 12 months after final acceptance. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity. Provisions for anticipated losses on contracts, if any, are made in the period they become evident.

       Deferred Revenue

During fiscal 1999, the Company sold refurbished thin film coating equipment to a 50% owned Joint Venture (see Note 4). Because the Company owns 50% of the Joint Venture, the Company recorded 50% of the revenue and related cost of the sale and has deferred 50% of the gross margin, approximately $1.4 million, (representing the Company's intercompany profit due to its ownership of the Joint Venture), which will be recognized over seven years, the estimated depreciable life of the equipment.

       Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and supplies. The Company incurred approximately $1,044,000, $1,243,000 and $749,000 of research and development costs for the years ended July 3, 1999, June 27, 1998 and June 28, 1997, respectively, net of reimbursements received in 1997 from a contracting research organization.

       Foreign Currency Transactions

The Company generated 85% and 78% of its revenues in fiscal years 1999 and 1998, respectively, from sales to foreign corporations. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese Yen. For those transactions denominated in Japanese Yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of the period spot exchange rate. Transaction gains and losses are charged or credited to income during the year, and any unrealized gains or losses are recorded as other comprehensive income.

       Net (Loss) Income Per Share

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share (EPS). Under this statement, basic earnings (loss) per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method.

A reconciliation between the number of shares used to calculated basic and diluted earnings per share is as follows (in thousands of shares):

                                                        1999       1998       1997
Weighted average number of
   common shares outstanding
   (shares used in basic earnings per
   share computation)                                  3,478      3,181      2,796
Effect of stock options (treasury
   stock method)                                         -          194         18
                                                       -----      -----      -----
Shares used in diluted earnings per
   share computation                                   3,478      3,375      2,814
                                                       =====      =====      =====

       Adoption of New Accounting Standards

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal year 1999. Under SFAS No. 130, the Company reports comprehensive income, which in addition to net income, includes all changes in equity during a period except those resulting from investments by and distributions to owners. The Company has adopted this statement retroactively.

In June 1997, the Financial Accounting Standard Boards ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public companies report information about their operating segments based on the financial information used by the chief operating decision maker in their annual financial statements and requires those companies to report selected information in their interim statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management evaluates the business of the Company through analysis of the coated glass and thin films coating equipment lines of business (see Note 11).

In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Once the capitalization criteria of SOP 98-1 have been met, certain internal and external direct costs of materials, service and interest should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, which is fiscal year 2000 for the Company. The Company believes that the application of SOP 98-1 will not have a material impact on its financial statements.

In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Presently, the Company is deferring certain start-up costs related to the Joint Venture in China (see Note 4). The Company expects that the effect of the application of SOP 98-5 in the first quarter of fiscal 2000 to be approximately $100,000, net of tax. This item will be recorded as a change in accounting principle at the time of adoption.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for years beginning after June 15, 2000. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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

       Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)    LONG-TERM DEBT

                                                                         July 3,       June 27,
                                                                          1999           1998
Revolving credit facility, due September 30, 2000, secured
by eligible accounts receivable, inventory, equipment and
fixtures, as defined in the agreement; interest payable
quarterly and accruing based on the Prime rate and/or the
Eurodollar rate, at the election of the Company at the
beginning of each month, plus a factor varying based on
earnings before interest, taxes, depreciation and
amortization, as defined by the agreement (7.71% and 8%, at
July 3, 1999 and June 27, 1998, respectively)                         $7,000,000     $3,910,000

                                                                        July 3,            June 27,
                                                                         1999               1998
Note payable secured by a deed of trust on land and
  buildings, payable in 60 monthly installments of principal and interest of $7,692 (final payment due June 27, 2002);
  with interest accruing at 8.79%                                     $   241,000       $   310,000


Note payable for insurance policy secured by any insurance
  proceeds and dividends, payable in 17 monthly installments of principal and interest of $13,984 (final payment due
  April 18, 2000); with interest accruing at 7.17%                        137,000                 -


Other capital leases of equipment                                          23,000            32,000
                                                                       ----------        ----------
                                                                        7,401,000         4,252,000
Less-current portion                                                     (221,000)          (77,000)
                                                                       ----------        ----------
Total long-term debt                                                   $7,180,000        $4,175,000
                                                                       ==========        ==========

On March 27, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Agreement"), which consolidated all outstanding debt into a revolving credit facility with maximum availability of $11,500,000, due on June 30, 2000. Effective July 1999, the maturity Agreement was extended to September 30, 2000. The Company must maintain certain financial ratios to remain in compliance with the Agreement, including a ratio of debt to earnings before interest, taxes, depreciation and amortization EBITDA"); a ratio of total liabilities to tangible net worth and maintain a certain amount of tangible net worth, all as defined in the Agreement. At yearend, the Company was not in compliance with the ratio of debt to EBITDA. However, the Company obtained a waiver on the covenant from the bank. An amendment fee of $5,000 was paid for the waiver. As such, as of July 3, 1999, the entire facility was available to the Company in accordance with these provisions. At the beginning of each month, the Company may elect to have a portion of the borrowings bear interest at the Eurodollar rate and any additional borrowings bear interest at the Prime rate. As of July 3, 1999, all of the borrowings on the revolving credit facility are held at the Eurodollar rate.

Maturities of debt at July 3, 1999, are as follows:

                  Fiscal Year-
                     2000               $   221,000
                     2001                 7,092,000
                     2002                    88,000
                                        -----------
                          Total         $ 7,401,000
                                        ===========

(4)    INVESTMENT IN JOINT VENTURE

In June 1998, the Company formed a 50/50 Joint Venture with NSG in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the Joint Venture. During the third quarter 1999, the Company sold refurbished equipment to the Joint Venture for use in the process of thin film coating of glass. The sales price of approximately $5.1 million, is payable in February, June and August 1999. The company received the first two payments in February and June of 1999. The balance sheet reflects a receivable of $1.5 million from the Joint Venture for the final payment due in August.

The Joint Venture began operations during the fourth quarter of fiscal 1999. The Company recorded 50% of income or loss from operations of the Joint Venture after elimination of the impact of interentity transactions. The functional currency for the Joint Venture is the applicable local currency. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period.

During the fourth quarter, the Company purchased coated glass totaling $847,000 from the Joint Venture, of which $398,000 remained in inventory at yearend. In addition, the Company received royalties totaling $44,000 for the year ended July 3, 1999.

(5)    STOCKHOLDERS' EQUITY

       Stock Options

In May 1993, the board of directors approved the Company's 1993 Stock Option Plan (the "1993 Plan") covering 276,500 shares of common stock. The exercise price of these options is determined by the board of directors. The options granted in fiscal years 1994 and 1995 vested, one-quarter per year, over a four year period and, under its original terms, were not exercisable until after an initial public offering of common stock was completed by the Company. Accordingly, the Company accounted for the 1993 Plan as a variable plan until June 30, 1995, at which time the board of directors declared that the options then outstanding were exercisable, subject to their vesting terms. The Company has recorded approximately $597,000 of deferred compensation related to all options, which is equal to the excess of the estimated fair market value of the common stock as of July 1, 1995 over the exercise price. As of July 3, 1999, all of the compensation has been expensed.

In April 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") covering 172,500 shares of common stock, as amended. The exercise price of options granted under the 1997 Plan is determined by the board of directors based upon estimated fair market value. The options granted are to vest ratably over four years.

       Statement of Financial Accounting Standards No. 123

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees and directors under APB 25.

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal 1999 and 1998 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                                               1999             1998           1997
                                                                              -------         -------        -------
              Risk-free interest rate                                           5.21%           5.66%          6.32%
              Expected lives                                                  7 years         5 years        5 years
              Expected volatility                                                 77%             64%            51%
              Expected dividend yield                                              0%              0%             0%

To estimate expected lives of options for this valuation, it was assumed options will be exercised at varying schedules after becoming fully vested. All options are initially assumed to vest. Because of the exercise trend related to both the 1993 and 1995 option grants, the expected life of the options has been extended to seven years in 1999. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Until the Company's common stock was publicly traded, the expected market volatility was estimated using the estimated average volatility of three publicly held companies which the Company believes to be similar with respect to the markets in which they compete. Actual volatility of the Company's stock may vary. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted.

The total fair value of options granted was computed to be approximately $51,000 and $147,000 for the years ended July 3, 1999 and June 27, 1998, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $88,000 and $82,000 for the fiscal years ended July 3, 1999 and June 27, 1998, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income would have been reported as follows (in thousands, except share data):

                                                                       1999            1998         1997
                                                                      ------          ------       ------
                  Net income (loss):
                      As reported                                      $(224)          $2,857       $1,621
                                                                        ====            =====        =====
                      Pro forma                                        $(313)          $2,768       $1,616
                                                                        ====            =====        =====

                  Basic earnings (loss) per share:
                      As reported                                     $(0.06)         $  0.90        $0.58
                                                                       =====           ======         ====
                      Pro forma                                       $(0.09)         $  0.87        $0.58
                                                                       =====           ======         ====

A summary of the 1993 and 1997 Plans is as follows:

                                                                      For the Fiscal Years Ended
                                             ----------------------------------------------------------------------------
                                                    July 3, 1999               June 27, 1998              June 28, 1997
                                             ------------------------    ----------------------    ----------------------
                                                            Weighted                   Weighted                  Weighted
                                                            Average                    Average                   Average
                                                            Exercise                   Exercise                  Exercise
                                             Options        Price        Options       Price       Options       Price
                                             -------       --------      -------       --------    -------       -------
Outstanding at beginning of year              379,645      $  3.77       345,100       $3.43       260,183       $2.83
    Granted                                    25,000         2.75        34,545        7.20        84,917        5.26
    Forfeited                                 (23,746)       (6.61)            -           -             -           -
    Exercised                                  (3,806)       (2.87)
                                              -------       ------       -------       ------      -------      ------
Outstanding at end of year                    377,093       $ 3.53       379,645       $3.77       345,100       $3.43
                                              =======        =====       =======        ====       =======        ====
Exercisable at end of year                    306,756       $ 3.29       255,695       $3.05       200,111       $2.78
                                              =======        =====       =======        ====       =======        ====
Weighted average fair value of
    options granted                                          $2.05                     $4.26
                                                              ====                      ====

The  following  table  summarizes   information  about  employee  stock  options
outstanding and exercisable at July 3, 1999:

                                                  Options Outstanding                             Options Exercisable
                                    ---------------------------------------------------    ---------------------------------
                                      Number of           Weighted
                                       Options             Average           Weighted           Number            Weighted
                                   Outstanding at         Remaining          Average        Exercisable at        Average
           Range of                    July 3,           Contractual         Exercise          July 3,            Exercise
        Exercise Prices                 1999            Life in Years         Price              1999              Price
       --------------------------   --------------     ----------------     -----------    ---------------      ------------
           $2.32                      121,107              3.90              $2.32            121,107              $2.32
           $3.29                      134,554              6.60               3.29            134,554               3.29
           $5.26                       79,160              8.90               5.26             42,459               5.26
           $7.20                       17,272              8.25               7.20              8,636               7.20
           $2.75                       25,000              9.90               2.75                  -                  -
                                     --------                               ------           --------              -----
                                      377,093                                $3.53            306,756              $3.29
                                      =======                                =====            =======              =====

Subsequent to yearend, an additional 17,273 options were granted to the new Chief Financial Officer of the Company at an exercise price of $3.50 per share. The options vest 25% per year beginning July 12, 2000 for the next four years.

       Employee Stock Purchase Plan

On September 5, 1997, the board of directors of the Company adopted, and the shareholders subsequently approved, the Applied Films Corporation Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan will permit eligible employees of the Company to purchase shares of common stock through payroll deductions. Shares are purchased at 90% of the fair market value of the common stock on the last trading day in each quarterly purchase period. Up to 30,000 shares of common stock may be sold under the Purchase Plan. Shares sold under the Purchase Plan may be newly issued shares or shares acquired by the Company in the open market. Unless terminated earlier by the board of directors, the Purchase Plan will terminate when all shares reserved for issuance have been sold thereunder. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code of 1986, as amended, and will be administered in accordance with the limitations set forth in Section 423 and the rules and regulations thereunder.

During 1999, the Company issued shares to employees under this plan at a grant price ranging from $2.42 to $4.84 per share. A total of 10,564 shares have been issued under the plan. Subsequent to yearend 1999 an additional 1,818 shares were granted, at a price of $3.13 per share.

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

The net deferred tax (liability) asset is comprised of the following:

                                                                                               July 3,          June 27,
                                                                                                1999             1998
Inventories                                                                                  $   54,000       $ 118,000
Accrued expenses                                                                                281,000         771,000
Equity earnings in affiliate                                                                   (135,000)        (24,000)
Foreign currency                                                                                (31,000)        (28,000)
                                                                                             ----------      ----------
                Total current deferred tax asset, net                                           169,000         837,000
                                                                                             ----------      ----------

Property, plant and equipment                                                                  (748,000)       (670,000)
Deferred compensation                                                                           219,000         216,000
Deferred gain                                                                                   261,000         303,000
Deferred revenue                                                                                 86,000               -
Other                                                                                                 -        (169,000)
                                                                                             ----------      ----------
       Total non-current deferred tax liability, net                                           (182,000)       (320,000)
                                                                                             ----------      ----------
       Total deferred tax (liability) asset, net                                               $(13,000)      $ 517,000
                                                                                             ==========      ==========

Income tax (benefit) provision for the years ended July 3, 1999, June 27, 1998 and June 28, 1997 consist of the following:

                                                                                         Fiscal Years Ended
                                                                           ----------------------------------------------
                                                                             July 3,           June 27,         June 28,
                                                                              1999              1998             1997
                                                                           -------------    ------------    -------------
Taxes currently payable/(receivable):
     Federal                                                                $(718,000)       $1,858,000      $ 695,000
     State                                                                    (70,000)          180,000         22,000
                                                                           ----------        ----------      ---------
          Total current (benefit) provision                                  (788,000)        2,038,000        717,000

Taxes deferred:
     Federal                                                                  483,000          (509,000)      (143,000)
     State                                                                     47,000           (49,000)        31,000
                                                                           ----------        ----------      ---------
          Total deferred provision (benefit)                                  530,000          (558,000)      (112,000)
                                                                           ----------        ----------      ---------
          Total tax (benefit) provision                                     $(258,000)       $1,480,000      $ 605,000
                                                                           ==========         =========       ========

Reconciliations between the effective statutory federal income tax (benefit) expense rate and the Company's effective income tax (benefit) provision rate as a percentage of net (loss) income before taxes were as follows:

               Fiscal Years Ended

    July 3,           June 27,           June 28,
      1999              1998               1997
Statutory federal income tax (benefit) expense rate                             (34.0)%        34.0%          34.0%
State income taxes                                                               (3.3)%         3.3%           3.3%
Decrease in valuation allowance                                                     - %        (1.1)%         (0.5)%
Effect of FSC                                                                   (18.1)%        (4.4)%         (5.8)%
Other                                                                             2.0 %         2.3%          (3.8)%
                                                                                ------        ------          ------
                                                                                (53.4)%        34.1%           27.2%
                                                                                ======        ======          ======

Under the provisions of the Internal Revenue Code, as amended, the Company's Foreign Sales Corporation may exempt a portion of its export related taxable income from federal and state income taxes.

(7)    PROFIT SHARING PLAN

In August 1992, the board of directors adopted a profit sharing plan for all non-executive employees. The amount to be contributed to the profit sharing pool, subject to the approval of the Company's board of directors, is generally 10% of pre-tax income before royalty income and profit sharing expense. Profit sharing is paid to employees monthly based on their employee pay level and length of service with the Company. The Company expensed approximately $0, $482,000 and $247,000 in fiscal years 1999, 1998 and 1997, respectively, related to this plan.

(8)    SIGNIFICANT CUSTOMERS

During fiscal years 1999, 1998 and 1997, approximately 85%, 78% and 83%, respectively, of the Company's gross sales were to overseas customers. The
Company's ten largest customers accounted for in the aggregate, approximately 62%, 78% and 59% of the Company's gross sales in fiscal 1999, 1998 and 1997, respectively. In addition, two individual customers represented 15% and 11% of sales, respectively, in 1999, and 33% and 15% of sales, respectively, in 1998. These customers were not individually significant in 1997. The loss of, or a significant reduction or purchases by, one or more of these customers would have a material adverse effect on the Company's operating results.

The breakdown of sales by geographic region is as follows:

                                                                   Fiscal Years Ended
                                                  -------------------------------------------------
                                                    July 3,             June 27,           June 28,
                                                     1999                1998               1997
                                                  --------------     ------------     -------------
Asia (other than Japan)                              $18,900,000       $32,800,000      $19,534,000
Japan                                                  7,645,000         7,824,000        6,611,000
United States                                          4,924,000        12,224,000        5,997,000
Europe and Other                                       1,263,000         2,304,000        2,941,000
                                                  --------------    --------------   --------------
Gross sales                                           32,732,000        55,152,000       35,083,000
Less: sales returns and
    allowances                                        (1,209,000)       (2,111,000)      (1,033,000)
                                                  --------------    --------------   --------------
Net sales                                            $31,523,000       $53,041,000      $34,050,000
                                                      ==========        ==========       ==========

The Company's sales are typically denominated in U.S. dollars. However, certain customers of the Company currently pay in Japanese Yen. As a result, the Company recognized approximately $24,000, $174,000 and $96,000 of foreign currency exchange rate (loss) gain on foreign currency exchange rate fluctuations for the fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997, respectively. The Company currently has approximately $605,000 of its accounts receivable and $1,007,000 of its accounts payable denominated in Japanese Yen as of July 3, 1999.

(9)    COMMITMENTS

The Company is obligated under certain noncancelable operating leases for office, manufacturing and warehouse facilities. During June 1997, the Company entered into a new lease for the Company's manufacturing and administrative location in Longmont, Colorado, which will be accounted for as an operating lease. The lease commenced on January 30, 1998, and payments are fixed until the first day of the second lease year, at which time payments increase annually one and one-half percent plus one-half of the increase in the Consumer Price Index per annum. Lease payments have been normalized over the term of the lease. The initial lease term is 15 years, with two additional 5 year options to extend. Additionally, on June 12, 1998, the Company entered into two short-term leases for the Boulder facilities, which terminated August 31, 1998, to facilitate moving to the Company's new location.

The future minimum rental payments under the leases are as follows:

                 Fiscal year-
                   2000                                  $     861,000
                   2001                                        873,000
                   2002                                        886,000
                   2003                                        899,000
                   2004                                        882,000
                   Thereafter                                8,039,000
                                                         -------------
                                                           $12,440,000
                                                         =============

(10)   SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, the sale of "Thin Film Coated Glass" for use primarily in liquid crystal displays ("LCDs"), and the sales of "Thin Film Coating Equipment" to Flat Panel Display ("FPD") manufacturers. The Company adopted SFAS No. 131 at fiscal yearend 1999. Certain financial information for each segment is provided below:

                                                            1999            1998           1997
                                                            ----            ----           ----
        Net sales:
           Thin film coated glass                           $26,906      $39,133         $31,266
           Thin film coating equipment                        4,617       13,908           2,784
                                                           --------     --------        --------
                 Total net sales                            $31,523      $53,041         $34,050


        Operating (loss) income:
           Thin film coated glass                         $    (148)   $  3,657         $  4,325
           Thin film coating equipment                         (203)         924          (1,372)
                                                           --------     --------        --------
                 Total operating (loss) income            $    (351)    $  4,581        $  2,953
                                                           ========      =======         =======

        Identifiable assets:
           Thin film coated glass                          $  6,634    $   7,927         $ 5,777
           Thin film coating equipment                           38           28             432
                                                           --------     --------        --------
                 Total identifiable assets                 $  6,672     $  7,955        $  6,209
                                                           ========     ========        ========

(11)   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value due to the nature of the investments and the length of maturity of these investments. The fair value of the Company's debt is based on borrowing rates that would approximate existing rates; therefore, there is no material difference in their fair market value and the carrying value.

(12)   YEAR 2000 (Unaudited)

The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions to send and receive electronic data, or to engage in routine business activities and operations.

The Company has completed a full assessment of all currently used computer systems as well as production and coating equipment systems and has corrected those areas that will be affected by the year 2000 issue. The Company did utilize outside vendors to assist in the upgrade of certain systems and estimates that the Company is approximately 95% complete with respect to its systems. The Company's goal is to have tested each of these systems for year 2000 compliance by the end of the first quarter of fiscal 2000.

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

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan during the fourth quarter of calendar year 1999 addressing supply chain and the Joint Venture in China that will specify what it plans to do if it or important external companies are not Year 2000 compliant in a timely manner.

ITEM 9:  Changes in and Disagreements With Accountants and Financial Disclosure

     There  have  been  no  changes  in  or   significant   disagreements   with
Accountants.


                                    PART III

ITEM 10:  Directors and Executive Officers of the Registrant

     The information set forth on page 4, under the caption "Nominees for Election as Directors" of the Registrant's definitive Proxy Statement dated September 24, 1999, is hereby incorporated by reference.

ITEM 11:  Executive Compensation

     Information relating to compensation of the Registrant's executive officers and directors is contained on page 7, under the captions "Compensation of Directors" and "Compensation of Executive Officers," in the Registrant's definitive Proxy Statement dated September 24, 1999 , and is incorporated herein by reference.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

     Information relating to security ownership of certain beneficial owners and management is contained on page 9, under the caption "Compensation of Executive Officers -- Executive Compensation -- Security Ownership of Management" in the Registrant's definitive Proxy Statement dated September 24, 1999 , and is incorporated herein by reference.

ITEM 13:  Certain Relationships and Related Transactions

     There were no related transactions to report in fiscal 1999.


                                     PART IV

ITEM 14:  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements.

     The Registrant's consolidated financial statements, for the year ended July 3, 1999 , together with the Report of Independent Certified Public Accountants are filed as part of this Form 10-K report. See "ITEM 8: Financial Statements and Supplementary Data." The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

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

     (b) Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended July 3, 1999.

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

                                 APPLIED FILMS CORPORATION


                                 By:      /s/ Thomas T. Edman
                                          Thomas T. Edman, President
                                          September 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 24, 1999 The persons named below each hereby appoint Thomas T. Edman and Lawrence D. Firestone, and each of them severally, as his attorney in fact, to sign in his name and on his behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.


          Signatures                                     Title
                                President, Chief Executive Officer and Director
     /s/ Thomas T. Edman        (principal executive officer)
      Thomas T. Edman

                                Chief Financial Officer and Treasurer (principal
  /s/ Lawrence D. Firestone     accounting and financial officer)
    Lawrence D. Firestone

    /s/ John S. Chapin          Director
      John S. Chapin

   /s/ Cecil Van Alsburg        Director
     Cecil Van Alsburg

    /s/ Chad D. Quist           Director
       Chad D. Quist

   /s/ James A. Knister         Director
      James A. Knister

    /s/ Richard P. Beck         Director
      Richard P. Beck

                                  EXHIBIT INDEX

Exhibit No.       Description

     3.1 Amended and Restated Articles of Incorporation of Applied Films Corporation are incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
     3.2 Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's
               Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
     4.1       Specimen common stock certificate is incorporated by reference to
               Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
    10.1 1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).
    10.2       1997 Stock  Option Plan is  incorporated  by reference to Exhibit
               10.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
    10.3       Employee  Stock  Purchase  Plan is  incorporated  by reference to
               Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
    10.4 Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to
               Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
    10.5       Lease  Agreement  dated  January  30,  1998,  between  9586  East
               Frontage  Road,   Longmont,   CO  80504  LLC  and  Registrant  is
               incorporated   by  reference  to  Exhibit  10.9  of  Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997.
    10.6 Agreement, dated as of November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.
    10.7 Amended and Restated Credit Agreement, dated as of September 17, 1999, between Registrant and Bank One, Michigan.
    10.8 Security Agreement dated June 30, 1994, between Registrant and Bank One, Michigan, formerly NBD Bank, is incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement on Form S-1, as amended (Reg. 333-35331).
    11.1       Statement re: computation of per share earnings.
    21.1 Subsidiary of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
    23.1       Consent of Arthur Andersen LLP.
    24.1       Power of Attorney (included on page 48).
    27.1       Financial Data Schedule (EDGAR filing only).

EXHIBIT 10.7

                            APPLIED FILMS CORPORATION

                   ------------------------------------------


                                   $11,500,000




                              AMENDED AND RESTATED
                                CREDIT AGREEMENT

                         dated as of September 17, 1999

                   ------------------------------------------

                               BANK ONE, MICHIGAN

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
ARTICLE 1
         DEFINITIONS...........................................................1
         Certain Definitions...................................................1
         Other Definitions; Rules of Construction.............................11

ARTICLE 2
         THE COMMITMENT.......................................................12
         Commitment of the Bank...............................................12
         Termination and Reduction of Commitment..............................12
         Fees.................................................................13
         Disbursement of Loans................................................13
         Conditions for First Disbursement....................................14
         Further Conditions for Disbursement..................................15
         Subsequent Elections as to Loans.....................................16
         Limitation of Requests and Elections.................................16
         Minimum Amounts......................................................17
         Security and Collateral..............................................17

ARTICLE 3
         PAYMENTS AND PREPAYMENTS OF LOANS....................................17
         Principal Payments...................................................17
         Interest Payments....................................................17
         Payment Method.......................................................18
         No Setoff or Deduction...............................................18
         Payment on Non-Business Day; Payment Computations....................18
         Additional Costs.....................................................19
         Illegality and Impossibility.........................................20
         Indemnification......................................................20
         Letter of Credit Reimbursement Payments..............................20

ARTICLE 4
         REPRESENTATIONS AND WARRANTIES.......................................22
         Corporate Existence and Power........................................22
         Corporate Authority..................................................22
         Binding Effect.......................................................22
         Subsidiaries.........................................................22
         Litigation...........................................................23
         Financial Condition..................................................23
         Use of Loans.........................................................23
         Consents, Etc........................................................23

         Taxes    ............................................................24
         Title to Properties..................................................24
         ERISA    ............................................................24
         Disclosure...........................................................24

ARTICLE 5
         COVENANTS............................................................25
         Affirmative Covenants................................................25
         Negative Covenants...................................................27

ARTICLE 6
         DEFAULT..............................................................30
         Events of Default....................................................30
         Remedies ............................................................33

ARTICLE 7
         MISCELLANEOUS........................................................34
         Amendments, Etc......................................................34
         Notices  ............................................................34
         No Waiver By Conduct; Remedies Cumulative............................34
         Reliance on and Survival of Various Provisions.......................35
         Expenses; Indemnification............................................35
         Successors and Assigns...............................................36
         Counterparts.........................................................36
         Governing Law........................................................36
         Table of Contents and Headings.......................................36
         Construction of Certain Provisions...................................36
         Integration and Severability.........................................37
         Interest Rate Limitation.............................................37
         Waiver of Jury Trial.................................................37

EXHIBIT A         Revolving Credit Note......................................A-1

EXHIBIT B         Request for Advance........................................B-1

EXHIBIT C         Request for Continuation or Conversion of Loan.............C-1

EXHIBIT D         Borrowing Base Certificate.................................D-1

EXHIBIT E         Confirmation of Security Agreement.........................E-1

     THIS AMENDED AND RESTATED CREDIT AGREEMENT, dated as of September 17, 1999 (this "Agreement"), is between Applied Films Corporation, a Colorado corporation (the "Company"), and Bank One, Michigan, a Michigan banking corporation, formerly NBD Bank (the "Bank").

                                  INTRODUCTION

     The Company, successor by merger to Donnelly Applied Films Corporation, and the Bank have previously entered into an Amended and Restated Revolving Credit and Term Loan Agreement dated June 30, 1994 (the "1994 Credit Agreement"), and an Amended and Restated Revolving Credit and Term Loan Agreement dated June 30, 1997, as amended by the First Amendment to Amended and Restated Credit Agreement dated as of March 27, 1998 (collectively, the "1997 Credit Agreement"). The Company desires to obtain a revolving credit facility in the aggregate principal amount of $11,500,000, including S/L/Cs not to exceed $1,000,000 and C/L/Cs not to exceed $2,000,000, in substitution for the facility provided under the 1997 Credit Agreement, as amended, and in order to provide funds for its general corporate purposes, and to provide and confirm certain security for the Bank's benefit, and the Bank is willing to establish such a credit facility in favor of the Company on the terms herein set forth.

                                    ARTICLE 1
                                   DEFINITIONS

     1.1 Certain Definitions. As used herein the following terms shall have the following respective meanings:

          "Advance" means any Revolving Credit Loan and any Letter of Credit Advance.

          "Agreed Currency" means so long as such currencies remain Eligible Currencies, (i) Japanese Yen and (ii) any other Eligible Currency which the Company requests the Bank to include as an Agreed Currency hereunder and which is acceptable to the Bank.

          "Applicable Lending Installation" shall mean, with respect to the Bank, any office(s), agency(is), branch(es), Subsdiary(ies) or Affiliate(s) of the Bank selected by the Bank and notice of which is given to the Company from time to time.

          "Automatic Termination Date" means the date which is three years after the Effective Date.

          "Borrowing Base" means, as of any date, the sum of (a) an amount equal to 85% of the value of Eligible Accounts Receivable, plus (b) an amount equal to the lesser of (i) 40% of the value of Eligible Inventory and (ii) $4,000,000, plus (c) an amount equal to 60% of the value of Eligible Fixed Assets.

          "Borrowing Base Certificate" for any date means an appropriately completed report as of such date in substantially the form of Exhibit D, certified as true and correct as of such date by the chief financial officer of the Company.

          "Business Day" means a day other than a Saturday, Sunday, or other day on which (a) the Bank is not open to the public for carrying on substantially all of its banking functions or (b) if such reference relates to the date for payment or purchase of any amount denominated in any currency other than Dollars, banks are not generally open to the public for carrying on substantially all of their banking functions in the principal financial center of the country issuing such currency.

          "C/L/C" shall have the meaning ascribed to it in the definition of "Letter of Credit".

          "Capital Lease" of any person means any lease which, in accordance with generally accepted accounting principles, is or should be capitalized on the books of such person.

          "Code" means the Internal Revenue Code of 1986, as amended from time to time, and the regulations thereunder.

          "Consolidated" or "consolidated" means, when used with reference to any financial term in this Agreement, the aggregate for two or more persons of the amounts signified by such term for all such persons determined on a consolidated basis in accordance with generally accepted accounting principles.

          "Commitment" means the Bank's commitment to make Loans and Letter of Credit Advances pursuant to Section 2.1 in amounts not exceeding an aggregate principal amount outstanding at any time of $11,500,000 as such amount may be reduced from time to time pursuant to Section 2.2, provided, that the aggregate principal amount of all outstanding S/L/Cs shall not exceed $1,000,000 and the aggregate principal amount of all C/L/Cs shall not exceed $2,000,000.

          "Cumulative Net Income" of any person means, as of any date, the net income (after deduction for income and other taxes of such person determined by reference to income or profits of such person) for the period commencing on the specified date through the end of the most recently completed fiscal year of such person (but without reduction for any net loss incurred for any fiscal year during such period), taken as one accounting period, all as determined in accordance with generally accepted accounting principles.

          "Default"  means any of the events or conditions  described in Section
     6.1 which might become an Event of Default with notice or lapse of time or both.

          "Dollars" and "$" means the lawful money of the United States of America.

          "EBITDA" means, for any period, the sum of (i) net income determined in accordance with generally accepted accounting principles (without taking into account any extraordinary gains or non-cash extraordinary losses),
     (ii) interest expense determined in accordance with generally accepted accounting principles, (iii) depreciation and amortization, (iv) federal, state and local income taxes, in each case determined in accordance with generally accepted accounting principles.

          "Effective Date" means the date specified in the final paragraph of this Agreement.

          "Eligible Accounts Receivable" means, as of any date, those trade accounts receivable owned by the Company which are payable in Dollars and in which the Company has granted to the Bank a first-priority perfected security interest pursuant to the Security Agreement, valued at the face amount thereof but shall not include any such account receivable (a) that is more than 90 days past due or that remains outstanding more than 90 days after the earlier of the date of the invoice or the shipment of the related inventory, goods or other property or the furnishing of the related services or other consideration, (b) that is subject to any dispute, contra-account, defense, offset or counterclaim or any Lien, or the inventory, goods, property, services or other consideration of which such account receivable constitutes proceeds is subject to any such Lien (except those in favor of the Bank under the Security Documents or other Permitted Liens), (c) in respect of which the inventory, goods, property, services or other consideration have been rejected or the amount is in dispute, (d) that has been classified by the Company as doubtful or has otherwise failed to meet established or customary credit standards of the Company, (e) that is payable by any person located outside the United States (which shall not be deemed to include any territories of the United States) except such trade accounts receivable which are supported by trade letters of credit issued for the Company's benefit, (f) that is payable by the United States or any of its departments, agencies or instrumentalities or by any state or other governmental entity, or (g) that for any other reason is at any time reasonably deemed by the Bank to be ineligible; provided, however, that any trade accounts receivable which are insured in a manner satisfactory to the Bank will be considered as eligible.

          "Eligible Currency" means any currency other than Dollars (i) that is readily available, (ii) that is freely traded, (iii) in which deposits are customarily offered to banks in the London interbank market, (iv) which is convertible into Dollars in the international interbank market, (v) as to which an Equivalent Amount may be readily calculated, and (vi) that is agreed to by the Bank in its discretion. If, after the designation by the Bank of any currency as an Agreed Currency, (x) currency control or other exchange regulations are imposed in the country in which such currency is issued with the result that different types of such currency are introduced, (y) such currency is, in the determination of the Bank, no longer readily available or freely traded or (z) in the determination of the Bank, an Equivalent Amount of such currency is not readily calculable, the Bank shall promptly notify the Company, and such currency shall no longer be an Agreed Currency until such time as the Bank agrees to reinstate such currency as an Agreed Currency, and promptly, but in any event within five Business Days of receipt of such notice from the bank, the Company shall repay all Loans in such affected currency or convert such Loans into Loans in Dollars or another Eligible Currency, subject to the other terms set forth in Article 2.

          "Eligible Fixed Assets" means, as of any date, those tangible fixed assets owned by the Company in which the Company has granted to the Bank a first-priority perfected security interest pursuant to the Security Agreement and which are either (i) listed and valued in an appraisal dated December 21, 1998, performed by Norman Levy and Associates, which has been furnished to the Bank, valued at the fair market value established in the appraisal, as up-dated at the Bank's request from time to time, or (ii) acquired by the Company after the appraisal identified above, valued at the acquired cost until such time as the Bank requests an appraisal, after which they shall be valued at the fair market value established in the appraisal, but not including any such fixed asset (a) that is not usable in the business of the Company, (b) that is located outside the United States (which shall not be deemed to include any territories of the United States), (c) that is subject to, or any accounts or other proceeds resulting from the sale or other disposition thereof could be subject to, any Lien (except those in favor of the Bank under the Security Documents),
     (d) that is not in the possession of the Company, (e) that is held for sale or lease or is the subject of any lease, (f) that is subject to any trademark, trade name or licensing arrangement, or any law, rule or regulation, that could limit or impair the ability of the Bank to promptly exercise all rights of the Bank under the Security Documents, (g) if such fixed asset is located on premises not owned by the Company unless the landlord or other owner of the premises has waived its distraint, lien, and similar rights with respect to the fixed asset and has agreed to permit the Bank to enter the premises after an Event of Default has occurred pursuant to a waiver and agreement of the owner in favor of and satisfactory to the Bank, (h) with respect to which any insurance proceeds are not payable to the Bank as a loss payee or are payable to any loss payee other than the Bank or the Company, or (i) that for any other reason is at any time reasonably deemed by the Bank to be ineligible.

          "Eligible Inventory" means, as of any date, that raw material and finished goods inventory owned by the Company in which the Company has granted to the Bank a first- priority perfected security interest pursuant to the Security Agreement, valued at the lower of cost or market, but shall not include any such inventory (a) that is work-in-process or otherwise not readily salable or usable in the business of the Company, (b) that is located outside the United States (which shall not be deemed to include any territories of the United States), (c) that is subject to, or any accounts or other proceeds resulting from the sale or other disposition thereof could be subject to, any Lien (except those in favor of the Bank under the Security Documents or other Permitted Liens), including any sale on approval or sale or return transaction or any consignment, (d) that is not in the possession of the Company, and (e) that for any other reason is at any time reasonably deemed by the Bank to be ineligible.

          "Environmental Laws" means all provisions of law, statute, ordinances, rules, regulations, judgments, writs, injunctions, decrees, orders, awards and standards promulgated by the government of the United States of America or any foreign government or by any state, province, municipality or other political subdivision thereof or therein or by any court, agency, or instrumentality, regulatory authority, or commission of any of the foregoing concerning the protection of, or regulating the discharge of substances into, the environment.

          "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations thereunder.

          "ERISA Affiliate" means, with respect to any person, any trade or business (whether or not incorporated) which, together with such person or any Subsidiary of such person, would be treated as a single employer under
     Section 414 of the Code.

          "Equivalent Amount" of any currency with respect to any amount of Dollars at any date shall mean the equivalent in such currency of such amount of Dollars, calculated on the basis of the arithmetical mean of the buy and sell spot rates of exchange of the Bank for such other currency at 11:00 a.m., London time, on the date on or as of which such amount is to be determined.

          "Eurodollar Business Day" means, with respect to any Eurodollar Rate Loan, a day which is both a Business Day and a day on which dealings in Dollar deposits are carried out in the interbank market selected by the Bank with respect to such Eurodollar Rate Loan.

          "Eurodollar Interest Period" means, with respect to any Eurodollar Rate Loan, the period commencing on the day such Eurodollar Rate Loan is made or converted to a Eurodollar Rate Loan and ending on the date one, two, three, or six months thereafter, as the Company may elect under
     Section 2.4 or 2.7, and each subsequent period commencing on the last day of the immediately preceding Eurodollar Interest Period and ending on the date one, two, three or six months thereafter, as the Company may elect under Section 2.4 or 2.7, provided, however, that (a) any Eurodollar Interest Period which commences on the last Eurodollar Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Eurodollar Business Day of the appropriate subsequent calendar month, (b) each Eurodollar Interest Period which would otherwise end on a day which is not a Eurodollar Business Day shall end on the next succeeding Eurodollar Business Day or, if such next succeeding Eurodollar Business Day falls in the next succeeding calendar month, on the next preceding Eurodollar Business Day, and (c) no Eurodollar Interest Period which would end after the Termination Date shall be permitted.

          "Eurodollar Rate" means, with respect to any Eurodollar Rate Loan and the related Eurodollar Interest Period, the per annum rate that is equal to the sum of:

               (a) the per annum margin amount determined by reference to the chart set forth below, determined quarterly by the Bank from the financial statements submitted by the Company under Section 5.1(d)(ii) for the months of March, June, September and December, plus

               (b) the rate per annum obtained by dividing (i) the per annum rate of interest at which deposits in Dollars for such Eurodollar Interest Period and in an aggregate amount comparable to the amount of such Eurodollar Rate Loan are offered to the Bank by other prime banks in the London or Nassau interbank market, selected in the Bank's discretion, at approximately 11:00 a.m. London or Nassau time, as the case may be, on the second Eurodollar Business Day prior to the first day of such Eurodollar Interest Period by (ii) an amount equal to one minus the stated maximum rate (expressed as a decimal) of all reserve requirements (including, without limitation, any marginal, emergency, supplemental, special or other reserves) that is specified on the first day of such Eurodollar Interest Period by the Board of Governors of the Federal Reserve System (or any successor agency thereto) for determining the maximum reserve requirement with respect to eurocurrency funding (currently referred to as "Eurocurrency liabilities" in Regulation D of such Board) maintained by a member bank of such System, all as conclusively determined by the Bank, such sum to be rounded up, if necessary, to the nearest whole multiple of one-hundredth of one percent (1/100 of 1%).

          Ratio calculated
          under Section 5.2(a)                                 Margin
          --------------------                                 ------

          (i)      Less than or equal to 1.5 to 1.0            1.75%
          (ii)     Greater than 1.5 to 1.0 but                 2.00%
                   less than or equal to 2.0 to 1.0
          (iii)    Greater than 2.0 to 1.0 but less            2.25%
                   than or equal to 2.5 to 1.0
          (iv)     Greater than 2.5 to 1.0 but                 2.50%
                   less than or equal to 3.0 to 1.0
          (v)      Greater than 3.0 to 1.0                     2.75%

         all as conclusively determined by the Bank, such sum to be rounded up, if necessary, to the nearest whole multiple of one-hundredth of one percent (1/100 of 1%).

          "Eurodollar Rate Loan" means any Loan which bears interest at the Eurodollar Rate.

          "Event of Default" means any of the events or conditions  described in
     Section 6.1.

          "Federal Funds Rate" means the per annum rate that is equal to the per annum rate established and announced by the Bank from time to time as the opening federal funds rate paid by the Bank in its regional federal funds market for overnight borrowings from other banks, all as conclusively determined by the Bank, such sum to be rounded up, if necessary, to the nearest whole multiple of one-hundredth of one percent (1/100 of 1%), which Federal Funds Rate shall change simultaneously with any change in such announced rates.

          "Fixed Charge Ratio" means the ratio of EBITDA less capital expenditures, plus operating lease rentals, to total interest expense, plus operating lease rentals plus all scheduled principal reductions, plus cash taxes, in each case determined in accordance with generally accepted accounting principles.

          "Fixed Rate Loan" means a Eurodollar Rate Loan or a Negotiated Rate Loan.

          "Floating Rate" means the per annum rate equal to the sum of (a) the per annum margin amount determined by reference to the chart set forth below, determined quarterly by the Bank from the financial statements submitted by the Company under Section 5.1(d)(ii) for the months of March, June, September, and December, plus (b) the greater of (i) the Prime Rate in effect from time to time, and (ii) the sum of one-half of one percent (1/2%) per annum plus the Federal Funds Rate in effect from time to time. The Floating Rate shall change simultaneously with any change in the Prime Rate or Federal Funds Rate, as the case may be, and shall change as of the earlier of (x) the date when the Company's financial statements are due under Section 5.1(d)(ii) for such months, and (y) the date the financial statements are delivered to the Bank.

          Ratio calculated
          under Section 5.2(a)                          Margin
          --------------------                          ------

          (i)      Less than or equal to
                   1.5 to 1.0                           -.50%
          (ii)     Greater than 1.5 to 1.0 but
                   less than or equal to 2.0 to 1.0     -.25%
          (iii)    Greater than 2.0 to 1.0 but
                   less than or equal to 2.5 to 1.0     0.0%
          (iv)     Greater than 2.5 to 1.0 but
                   less than or equal to 3.0 to 1.0     +.25%
          (v)      Greater than 3.0 to 1.0              +.50%

          "Floating Rate Loan" means any Loan which bears interest at the Floating Rate.

          "generally accepted accounting principles" means generally accepted accounting principles applied on a basis consistent with that reflected in the financial statements referred to in Section 4.6.

          "Hazardous Materials" means any flammable explosives, radioactive materials, hazardous materials, hazardous wastes, hazardous or toxic substances or related materials defined in the comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Sections 1801, et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 6901, et seq.), and in the regulations adopted and publications promulgated pursuant thereto, or any other federal, state, or local government law, ordinance, rule, or regulation.

          "Indebtedness" of any person means, as of any date, (a) all obligations of such person for borrowed money, (b) all obligations of such person as lessee under any Capital Lease, and (c) all obligations of others similar in character to those described in clauses (a) and (b) of this definition for which such person is contingently liable, as obligor, guarantor, surety or in any other capacity, or in respect of which obligations such person assures a creditor against loss or agrees to take any action to prevent any such loss (other than endorsements of negotiable instruments for collection in the ordinary course of business), including without limitation all reimbursement obligations of such person in respect of letters of credit, surety bonds or similar obligations and all obligations of such person to advance funds to, or to purchase assets, property or services from, any other person in order to maintain the financial condition of such other person.

          "Interest Payment Date" means (a) with respect to any Loan bearing interest at the Eurodollar Rate, the last day of each Eurodollar Interest Period with respect to such Loan and, in the case of any Eurodollar Interest Period exceeding three months, those days that occur during such Eurodollar Interest Period at intervals of three months after the first day of such Eurodollar Interest Period, and (b) in all other cases, the last Business Day of each March, June, September, and December occurring after the date hereof, commencing with the first such date hereafter.

          "Letter of Credit" means any standby letter of credit ("S/L/C") or commercial letter of credit ("C/L/C") having a stated expiry date not earlier than ninety days after the date of issuance and not later than the earlier of one year after the date of issuance or the Termination Date, and which may be issued by the Bank for the account of the Company pursuant to
     Section 2.1 under an application and related documentation acceptable to the Bank requiring, among other things, immediate reimbursement by the Company to the Bank in respect of all drafts or other demand for payment honored thereunder and all expenses paid or incurred by the Bank relative thereto.

          "Letter of Credit Advance" means any issuance of a Letter of Credit under Section 2.4 made pursuant to Section 2.1.

          "Letter of Credit Documents" shall have the meaning ascribed thereto in Section 3.9.

          "Lien" means any pledge, assignment, hypothecation, mortgage, security interest, deposit arrangement, option, conditional sale or title retaining contract, sale and leaseback transaction, financing statement filing, lessor's or lessee's interest under any lease, subordination of any claim or right, or any other type of lien, charge, encumbrance, preferential arrangement, or other claim or right.

          "Loan" means the Revolving Credit Loan. Any Loan or portion thereof may also be denominated as a Floating Rate Loan, a Eurodollar Rate Loan or a Negotiated Rate Loan and such Floating Rate Loans, Eurodollar Rate Loans, and Negotiated Rate Loans are referred to herein as "types" of Loans.

          "Multiemployer  Plan"  means any  "multiemployer  plan" as  defined in
     Section 4001(a)(3) of ERISA or Section 414(f) of the Code.

          "Negotiated Interest Period" means, with respect to any Negotiated Rate Loan, the period commencing on the day such Negotiated Rate Loan is made or converted to a Negotiated Rate Loan and ending on the date agreed upon by the Company and the Bank, provided, however, that (a) any Negotiated Interest Period which commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month, (b) each Negotiated Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day or, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day, and (c) no Negotiated Interest Period which would end after the Termination Date shall be permitted.

          "Negotiated Rate" means the rate which is determined by the Bank, in its discretion, which is adjusted for reserves and costs and expenses associated with the currency.

          "Negotiated Rate Loan" means any Loan which bears interest at the Negotiated Rate.

          "Note" means the Revolving Credit Note.

          "Overdue Rate" means (a) in respect of principal of Floating Rate Loans, a rate per annum that is equal to the sum of three percent (3%) per annum plus the Floating Rate, (b) in respect of principal of Eurodollar Rate Loans, a rate per annum that is equal to the sum of three percent (3%) per annum plus the per annum rate in effect thereon until the end of the then current Eurodollar Interest Period for such Loan and, thereafter, a rate per annum that is equal to the sum of three percent (3%) per annum plus the Floating Rate, (c) in respect of Negotiated Rate Loans, a rate per annum that is equal to the sum of three percent (3%) per annum plus the per annum rate in effect thereon until the end of the then current Negotiated Interest Period for such Loan, and, thereafter, at a rate per annum that is equal to the sum of three percent (3%) per annum plus the Floating Rate, and (c) in respect of other amounts payable by the Company hereunder (other than interest), a per annum rate that is equal to the sum of three percent (3%) per annum plus the Floating Rate.

          "PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

          "Permitted Liens" means Liens permitted by Section 5.2(f) hereof.

          "Person" or "person" shall include an individual, a corporation, an association, a partnership, a trust or estate, a joint stock company, an unincorporated organization, a joint venture, a trade or business (whether or not incorporated), a government (foreign or domestic) and any agency or political subdivision thereof, or any other entity.

          "Plan" means, with respect to any person, any pension plan (other than a Multiemployer Plan) subject to Title IV of ERISA or to the minimum funding standards of Section 412 of the Code which has been established or maintained by such person, any Subsidiary of such person or any ERISA Affiliate, or by any other person if such person, any Subsidiary of such person or any ERISA Affiliate could have liability with respect to such pension plan.

          "Prime Rate" means the per annum rate announced by the Bank from time to time as its "prime rate" (it being acknowledged that such announced rate may not necessarily be the lowest rate charged by the Bank to any of its customers), which Prime Rate shall change simultaneously with any change in such announced rate.

          "Prohibited Transaction" means any transaction involving any Plan which is proscribed by Section 406 of ERISA or Section 4975 of the Code.

          "Reportable Event" means a reportable event as described in Section 4043(b) of ERISA including those events as to which the thirty (30) day notice period is waived under Part 2615 of the regulations promulgated by the PBGC under ERISA.

          "Revolving Credit Loans" means the borrowings under Section 2.4 evidenced by the Revolving Credit Note and made pursuant to Section 2.1 and "Revolving Credit Loan" means any of the Revolving Credit Loans.

          "Revolving Credit Note" means any promissory note of the Company evidencing the Revolving Credit Loans, in substantially the form of Exhibit A, as amended or modified from time to time and together with any promissory note or notes issued in exchange or replacement therefor.

          "S/L/C" shall have the meaning ascribed to it in the definition of "Letter of Credit".

          "Security Agreement" means the Security Agreement dated June 30, 1994, entered into by the Company for the benefit of the Bank pursuant to the 1994 Credit Agreement, as confirmed by a Confirmation of Security Agreement entered into by the Company in substantially the form of Exhibit E, and as amended, modified, and confirmed from time to time.

          "Security Documents" means, collectively, the Security Agreement, and all other related agreements and documents, including financing statements and similar documents, delivered pursuant to this Agreement or otherwise entered into by any person to secure the Loans.

          "Subsidiary" of any person means any other person (whether now existing or hereafter organized or acquired) in which (other than directors qualifying shares required by law) at least a majority of the securities or other ownership interests of each class having ordinary voting power or analogous right (other than securities or other ownership interests which have such power or right only by reason of the happening of a contingency), at the time as of which any determination is being made, are owned, beneficially and of record, by such person or by one or more of the other Subsidiaries of such person or by any combination thereof. Unless otherwise specified, reference to "Subsidiary" means a Subsidiary of the Company.

          "Tangible Net Worth" of any person means, as of any date, (a) the amount of any capital stock, paid-in capital and similar equity accounts plus (or minus in the case of a deficit) the capital surplus and retained earnings of such person and the amount of any foreign currency translation adjustment account shown as a capital account of such person, less (b) the net book value of all items of the following character which are included in the assets of such person: (i) goodwill, including without limitation, the excess of cost over book value of any asset, (ii) organization or experimental expenses, (iii) unamortized debt discount and expense, (iv) patents, trademarks, trade names and copyrights, (v) treasury stock, (vi) deferred taxes (but only to the extent that the deferred taxes shown as an asset on the Company's balance sheet exceeds the deferred taxes shown as a liability on the Company's balance sheet) and deferred charges, (vii) franchises, licenses and permits, and (viii) other assets which are deemed intangible assets under generally accepted accounting principles.

          "Termination Date" means the earlier to occur of (a) the Automatic Termination Date, and (b) the date on which the Commitment shall be terminated pursuant to Section 2.2 or 6.2.

          "Total  Liabilities"  of  any  person  means,  as  of  any  date,  all obligations which, in accordance with generally accepted accounting principles, are or should be classified as liabilities on a balance sheet of such person.

          "Unfunded Benefit Liabilities" means, with respect to any Plan as of any date, the amount of the unfunded benefit liabilities determined in accordance with Section 4001(a)(18) or ERISA.

     1.2 Other Definitions; Rules of Construction. As used herein, the terms "Bank", "Company", "1994 Credit Agreement", "1997 Credit Agreement", and "this Agreement" shall have the respective meanings ascribed thereto in the introductory paragraph of this Agreement. Such terms, together with the other terms defined in Section 1.1, shall include both the singular and the plural forms thereof and shall be construed accordingly. All computations required hereunder and all financial terms used herein shall be made or construed in accordance with generally accepted accounting principles unless such principles are inconsistent with the express requirements of this Agreement. Use of the terms "herein", "hereof", and "hereunder" shall be deemed references to this Agreement in its entirety and not to the Section or clause in which such term appears. References to "Sections", "subsections" and "Exhibits" shall be to Sections, subsections and Exhibits, respectively, of this Agreement unless otherwise specifically provided.

                                    ARTICLE 2
                                 THE COMMITMENT

     2.1 Commitment of the Bank. The Bank agrees, subject to the terms of this Agreement, to make Revolving Credit Loans denominated in Dollars or any Agreed Currency to the Company pursuant to Section 2.4 and Section 3.9, and to make Letter of Credit Advances denominated in Dollars only to the Company pursuant to
Section 2.4, from time to time from and including the Effective Date to but excluding the Termination Date, not to exceed in aggregate principal amount at any time outstanding the lesser of (i) the amount of the Borrowing Base as of the close of business on the last day of the month next preceding the date any such Advance is made and (ii) the amount of the Commitment as of the date any such Advance is made, provided, that the aggregate principal amount of S/L/C Advances outstanding at any time shall not exceed $1,000,000, the aggregate amount of C/L/C Advances shall not exceed $2,000,000, and the aggregate principal amount of Loans made in Agreed Currency outstanding at any time shall not exceed the Equivalent Amount of $5,000,000.

     2.2 Termination and Reduction of Commitment. (a) The Company shall have the right to terminate or reduce the Commitment at any time and from time to time, provided that (i) the Company shall give notice of such termination or reduction to the Bank specifying the amount and effective date thereof, (ii) each partial reduction of the Commitment shall be in a minimum amount of $500,000 and in an integral multiple of $500,000, (iii) no such termination or reduction shall be permitted with respect to any portion of the Commitment as to which a request for a Loan or a Letter of Credit Advance pursuant to Section 2.4 is then pending, and (iv) the Commitment may not be terminated if any Loans or Letters of Credit are then outstanding and may not be reduced below the principal amount of Loans and Letters of Credit then outstanding. The Commitment or any portion thereof terminated or reduced pursuant to this Section 2.2, whether optional or mandatory, may not be reinstated.

          (b) For purposes of this Agreement, a Letter of Credit (i) shall be deemed outstanding in an amount equal to the sum of the maximum amount available to be drawn under the related Letter of Credit on or after the date of determination and on or before the stated expiry date thereof, which shall not exceed twelve (12) months from the date of issuance, plus the amount of any draws under such Letter of Credit that have not been reimbursed as provided in Section 3.9, and (ii) shall be deemed outstanding at all times on and before such stated expiry date or such earlier date on which all amounts available to be drawn under such Letter of Credit have been fully drawn, and thereafter until all related reimbursement obligations have been paid pursuant to Section 3.9.

     2.3 Fees.

          (a) The Company agrees to pay to the Bank a commitment fee on the daily average unused amount of the Commitment, for the period from the Effective Date to but excluding the Termination Date, at a rate equal to one-quarter of one percent (1/4 of 1%) per annum. Accrued commitment fees shall be payable quarterly in arrears on each Interest Payment Date, commencing on the first such day occurring after the date of this Agreement, and on the Termination Date. For purposes of calculating the commitment fee, S/L/Cs shall be considered usage, but C/L/Cs shall not be considered usage.

          (b) In addition to the commitment fees payable pursuant to Section 2.3(a), the Company agrees to pay to the Bank an arrangement fee in the amount of $25,000, payable on or prior to the Effective Date.

          (c) On or before the date of issuance of any Letter of Credit, the Company agrees to pay to the Bank (i) a fee computed at the rate per annum set forth in the chart below of the maximum amount available to be drawn from time to time under any S/L/C for the period from and including its issuance date to and including its stated expiry date, (ii) a fee computed at the rate to be agreed upon by the Company and the Bank from time to time under any C/L/C, and (iii) such other customary administrative fees, charges and expenses of the Bank in respect of the issuance, negotiation, acceptance, amendment, transfer and payment of any Letter of Credit or otherwise payable pursuant to the application and related documentation under which any Letter of Credit is issued. Such fees are nonrefundable and the Company shall not be entitled to any rebate of any portion thereof if such Letter of Credit does not remain outstanding through its stated expiry date or for any other reason.

                    Ratio calculated
                    under Section 5.2(a)                       Rate
                    --------------------                       ----

               (i)      Less than or equal to
                        1.5 to 1.0                             1.75%
               (ii)     Greater than 1.5 to 1.0 but
                        less than or equal to 2.0 to 1.0       2.0 %
               (iii)    Greater than 2.0 to 1.0 but
                        less than or equal to 2.5 to 1.0       2.25%
               (iv)     Greater than 2.5 to 1.0 but
                        less than or equal to 3.0 to 1.0       2.50%
               (v)      Greater than 3.0 to 1.0                2.75%

     2.4 Disbursement of Loans.

          (a) The Company shall give the Bank notice of its request for each Revolving Credit Loan or Letter of Credit Advance in substantially the form of Exhibit B not later than 10:00 a.m. Detroit time or 10:00 a.m. local time of the Applicable Lending Installation if such request is for a Negotiated Rate Loan (i) three Eurodollar Business Days prior to the date a Revolving Credit Loan is requested to be made if a Revolving Credit Loan is to be made as a Eurodollar Rate Loan, (ii) on the date such Loan is requested to be made if such Loan to be made is a Floating Rate Loan, (iii) three Business Days prior to the date a Negotiated Rate Loan is requested to be made if a Revolving Credit Loan is to be made as a Negotiated Rate Loan, and (iv) five Business Days prior to the date any Letter of Credit Advance is requested to be made, which notice shall specify whether a Eurodollar Rate Loan, Floating Rate Loan, a Negotiated Rate Loan or a Letter of Credit Advance is requested and, in the case of each requested Eurodollar Rate Loan, the Eurodollar Interest Period to be initially applicable to such Loan. Subject to the terms of this Agreement, the proceeds of each such requested Loan shall be made available to the Company by depositing the proceeds thereof, in immediately available funds, in an account maintained and designated by the Company at the Bank.

          (b) Subject to the terms of this Agreement, the Company may borrow Revolving Credit Loans under this Section 2.4, prepay Revolving Credit Loans under Section 3.1, and reborrow Revolving Credit Loans under this
     Section 2.4.

     2.5 Conditions for First Disbursement. The obligation of the Bank to make the first Loan hereunder is subject to receipt by the Bank of the following documents and completion of the following matters, in form and substance satisfactory to the Bank:

          (a) Charter Documents. Certificates of recent date of the appropriate authority or official of the Company's state of incorporation certifying as to the Company's good standing and corporate existence, together with copies of the Company's Articles of Incorporation, certified as of a recent date by such authority or official and certified as true and correct as of the Effective Date by a duly authorized officer of the Company;

          (b) By-Laws and Corporate Authorizations. Copies of the by-laws of the Company, together with all authorizing resolutions and evidence of other corporate action taken by the Company to authorize the execution, delivery, and performance by the Company of this Agreement, the Notes, and the Security Documents to which it is a party and the consummation by the Company of the transactions contemplated hereby, certified as true and correct as of the Effective Date by a duly authorized officer of the Company;

          (c) Incumbency Certificate. Certificates of incumbency of the Company containing, and attesting to the genuineness of, the signatures of those officers authorized to act on behalf of the Company in connection with this Agreement, the Notes, and the Security Documents to which it is a party and the consummation by the Company of the transactions contemplated hereby, certified as true and correct as of the Effective Date by a duly authorized officer of the Company;

          (d) Note. The Revolving Credit Note duly executed on behalf of the Company;

          (e) Security Documents. A confirmation of the Security Agreement duly executed on behalf of the Company substantially in the form of Exhibit E granting or confirming to the Bank the collateral and security intended to be provided pursuant to Section 2.10, together with:

               (i) Recording, Filing, Etc. Evidence of the recordation, filing and other action (including payment of any applicable taxes or fees) in such jurisdictions as the Bank may deem necessary or appropriate with respect to the Security Documents, including the filing of financing statements and similar documents which the Bank may deem necessary or appropriate to create, preserve, or perfect the liens, security interests, and other rights intended to be granted to the Bank thereunder, together with Uniform Commercial Code record searches in such offices as the Bank may request; and

               (ii) Casualty and Other Insurance. Evidence that the casualty and other insurance required pursuant to Section 5.1(c), and paragraph 1(e) of the Security Agreement, is in full force and effect.

          (f) Legal Opinions. The favorable written opinion of counsel for the Company with respect to each of the matters set forth in Article IV (other than Section 4.6) and as to such other matters as the Bank may reasonably request; and

          (g) Fees. The arrangement fee described in Section 2.3(b).

     2.6 Further Conditions for Disbursement. The obligation of the Bank to make any Advance (including the first Advance) or any continuation or conversion under Section 2.7, is further subject to the satisfaction of the following conditions precedent:

          (a) The representations and warranties contained in Article IV hereof and in the Security Documents shall be true and correct on and as of the date such Advance is made (both before and after such Advance is made) as if such representations and warranties were made on and as of such date;

          (b) No Event of Default, and no event or condition which might become an Event of Default with notice or lapse of time, or both, shall exist or shall have occurred and be continuing on the date such Advance is made (whether before or after such Advance is made); and

          (c) The Bank shall have received the Borrowing Base Certificate required pursuant to Section 5.1(d)(v) as of the close of business on the last day of the month next preceding the date such Advance is made.

          (d) In the case of any Letter of Credit Advance, the Company shall have delivered to the Bank an application for the related Letter of Credit and other related documentation requested by and acceptable to the Bank, appropriately completed and duly executed on behalf of the Company.

The Company shall be deemed to have made a representation and warranty to the Bank at the time of the making of each Advance, and the continuation or conversion of each Loan, to the effect set forth in clauses (a) and (b) of this
Section 3.3.

     2.7 Subsequent Elections as to Loans. The Company may elect (a) to continue a Eurodollar Rate Loan, or a portion thereof, as a Eurodollar Rate Loan or (b) may elect to convert a Eurodollar Rate Loan, or a portion thereof, to a Floating Rate Loan or (c) elect to convert a Floating Rate Loan, or a portion thereof, to a Eurodollar Rate Loan, in each case by giving notice thereof to the Bank in substantially the form of Exhibit C not later than 10:00 a.m. Detroit time (i) three Eurodollar Business Days prior to the date any such continuation of or conversion to a Eurodollar Rate Loan is to be effective, and (ii) on the date such continuation or conversion is to be effective in all other cases, provided that an outstanding Eurodollar Rate Loan may only be converted on the last day of the then-current Eurodollar Interest Period with respect to such Loan, and provided, further, if a continuation of a Loan as, or a conversion of a Loan to, a Eurodollar Rate Loan is requested, such notice shall also specify the Eurodollar Interest Period to be applicable thereto upon such continuation or conversion, and, provided, further, that a Eurodollar Rate Loan may be requested only if the aggregate outstanding principal amount of the Eurodollar Rate Loans (including the requested Loan) plus the Letter of Credit Advances would not exceed the Guaranty Amount. If the Company shall not timely deliver such a notice with respect to any outstanding Eurodollar Rate Loan, the Company shall be deemed to have elected to convert such Eurodollar Rate Loan to a Floating Rate Loan on the last day of the then-current Eurodollar Interest Period with respect to such Loan.

     2.8 Limitation of Requests and Elections. Notwithstanding any other provision of this Agreement to the contrary, if, upon receiving a request for a Eurodollar Rate Loan pursuant to Section 2.4, or a request for a continuation of a Eurodollar Rate Loan as a Eurodollar Rate Loan of the then-existing type, or a request for a conversion of a Floating Rate Loan to a Eurodollar Rate Loan pursuant to Section 2.7, (a) in the case of any Eurodollar Rate Loan, deposits in Dollars for periods comparable to the Eurodollar Interest Period elected by the Company are not available to the Bank in the relevant interbank or secondary market, or (b) the Eurodollar Rate will not adequately and fairly reflect the cost to the Bank of making, funding or maintaining the related Eurodollar Rate Loan, or (c) by reason of national or international financial, political, or economic conditions or by reason of any applicable law, treaty, rule, or regulation (whether domestic or foreign) now or hereafter in effect, or the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by the Bank with any guideline, request, or directive of such authority (whether or not having the force of law), including without limitation exchange controls, it is impracticable, unlawful or impossible for the Bank (i) to make or fund the relevant Eurodollar Rate Loan, or (ii) to continue such Eurodollar Rate Loan as a Eurodollar Rate Loan, or (iii) to convert a Loan to a Eurodollar Rate Loan, then the Company shall not be entitled, so long as such circumstances continue, to request a Eurodollar Rate Loan pursuant to Section 2.4 or a continuation of or conversion to a Eurodollar Rate

Loan pursuant to Section 2.7. In the event that such circumstances no longer exist, the Bank shall again consider requests for Eurodollar Rate Loans pursuant to Section 2.4, and requests for continuations of and conversions to Eurodollar Rate Loans of the affected type pursuant to Section 2.7.

     2.9 Minimum Amounts. Except for (a) Loans and conversions thereof which exhaust the entire remaining amount of the Commitment, and (b) conversions or payments required pursuant to Section 3.1(c) or Section 3.7, each Loan and each continuation or conversion pursuant to Section 2.7 and each prepayment thereof shall be in a minimum amount of $100,000 with respect to Floating Rate Loans, with respect to Eurodollar Rate Loans, a minimum amount of $500,000, and with respect to Negotiated Rate Loans, such minimum amount as agreed upon by the Bank.

     2.10 Security and Collateral. To secure the payment when due of the Revolving Credit Note, and all other obligations of the Company under this Agreement to the Bank, the Company shall execute and deliver, to the Bank the Security Documents granting or confirming security interests in all present and future accounts, chattel paper, inventory, equipment, and fixtures of the Company provided, however, that the Company need not grant to the Bank a security interest in fixed assets which are not Eligible Fixed Assets.

                                    ARTICLE 3
                        PAYMENTS AND PREPAYMENTS OF LOANS

     3.1 Principal Payments.

          (a) Revolving Credit Loans. Unless earlier payment is required under this Agreement, the Company shall pay to the Bank on the Termination Date the entire outstanding principal amount of the Revolving Credit Loans.

          (b) Prepayment of Loans. The Company may at any time and from time to time prepay all or a portion of the Loans, without premium or penalty, provided that (i) the Company may not prepay any portion of any Loan as to which an election for a continuation of or a conversion to a Fixed Rate Loan is pending pursuant to Section 2.7, and (ii) unless earlier payment is required under this Agreement, any Fixed Rate Loan may only be prepaid on the last day of the then-current Eurodollar Interest Period or Negotiated Interest Period, as the case may be, with respect to such Loan.

          (c) Exceeding Borrowing Base. If at any time the aggregate outstanding principal amount of the Revolving Credit Loans plus the Letter of Credit Advances shall exceed the then-existing Borrowing Base, the Company shall forthwith pay to the Bank an amount not less than the amount of such excess for application to the outstanding principal amount of the Revolving Credit Loans.

     3.2 Interest Payments. The Company shall pay interest to the Bank on the unpaid principal amount of each Loan, for the period commencing on the date such Loan is made until such

Loan is paid in full, on each Interest Payment Date and at maturity (whether at stated maturity, by acceleration or otherwise), and thereafter on demand, at the following rates per annum:

          (a) With respect to Loans denominated in Dollars:

               (i) During such periods that such Loan is a Floating Rate Loan, the Floating Rate; and

               (ii) During such periods that such Loan is a Eurodollar Rate Loan, the Eurodollar Rate applicable to such Loan for each related Eurodollar Interest Period.

          (b) With respect to Loans denominated in any Agreed Currency, the Negotiated Rate.

Notwithstanding the foregoing paragraphs (a) and (b), the Company shall pay interest on demand at the Overdue Rate on the outstanding principal amount of any Loan and any other amount payable by the Company hereunder (other than interest) which is not paid in full when due (whether at stated maturity, by acceleration, or otherwise) for the period commencing on the due date thereof until the same is paid in full.

     3.3 Payment Method. All payments to be made by the Company hereunder will be made in Dollars and in immediately available funds to the Bank at its address set forth in Section 7.2 not later than 1:00 p.m. Detroit time on the date on which such payment shall become due. Payments received after 1:00 p.m. Detroit time shall be deemed to be payments made prior to 1:00 p.m. Detroit time on the next succeeding Business Day.

     3.4 No Setoff or Deduction. All payments of principal and interest on the Loans and other amounts payable by the Company hereunder shall be made by the Company without setoff or counterclaim, and free and clear of, and without deduction or withholding for, or on account of, any present or future taxes, levies, imposts, duties, fees, assessments, or other charges of whatever nature, imposed by any governmental authority, or by any department, agency, or other political subdivision or taxing authority.

     3.5 Payment on Non-Business Day; Payment Computations. Except as otherwise provided in this Agreement to the contrary, whenever any installment of principal of, or interest on, any Loan or any other amount due hereunder becomes due and payable on a day which is not a Business Day, the maturity thereof shall be extended to the next succeeding Business Day and, in the case of any installment of principal, interest shall be payable thereon at the rate per annum determined in accordance with this Agreement during such extension. Computations of interest and other amounts due under this Agreement shall be made on the basis of a year of 360 days for the actual number of days elapsed, including the first day but excluding the last day of the relevant period.

     3.6 Additional Costs.

          (a) In the event that any applicable law, treaty, rule, or regulation (whether domestic or foreign) now or hereafter in effect and whether or not presently applicable to the Bank, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by the Bank with any guideline, request or directive of any such authority (whether or not having the force of law), shall (i) affect the basis of taxation of payments to the Bank of any amounts payable by the Company under this Agreement (other than taxes imposed on the overall net income of the Bank, by the jurisdiction, or by any political subdivision or taxing authority of any such jurisdiction, in which the Bank has its principal office), or (ii) shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by the Bank, or (iii) shall impose any other condition with respect to this Agreement, the Commitment, the Notes, or the Loans, and the result of any of the foregoing is to increase the cost to the Bank of making, funding, or maintaining any Fixed Rate Loan or to reduce the amount of any sum receivable by the Bank thereon, then the Company shall pay to the Bank, from time to time, upon request by the Bank, additional amounts sufficient to compensate the Bank for such increased cost or reduced sum receivable to the extent, in the case of any Fixed Rate Loan, the Bank is not compensated therefor in the computation of the interest rate applicable to such Fixed Rate Loan. A statement as to the amount of such increased cost or reduced sum receivable, prepared in good faith and in reasonable detail by the Bank and submitted by the Bank to the Company, shall be conclusive and binding for all purposes absent manifest error in computation.

          (b) In the event that any applicable law, treaty, rule, or regulation (whether domestic or foreign) now or hereafter in effect and whether or not presently applicable to the Bank, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by the Bank with any guideline, request, or directive of any such authority (whether or not having the force of law), including any risk-based capital guidelines, affects or would affect the amount of capital required or expected to be maintained by the Bank (or any corporation controlling the Bank) and the Bank determines that the amount of such capital is increased by or based upon the existence of the Bank's obligations hereunder and such increase has the effect of reducing the rate of return on the Bank's (or such controlling corporation's) capital as a consequence of such obligations hereunder to a level below that which the Bank (or such controlling corporation) could have achieved but for such circumstances (taking into consideration its policies with respect to capital adequacy) by an amount deemed by the Bank to be material, then the Company shall pay to the Bank, from time to time, upon request by the Bank, additional amounts sufficient to compensate the Bank (or such controlling corporation) for any increase in the amount of capital and reduced rate of return which the Bank reasonably determines to be allocable to the existence of the Bank's obligations hereunder. A statement as to the amount of such compensation, prepared in good faith and in reasonable detail by the Bank and submitted by the Bank to the Company, shall be conclusive and binding for all purposes absent manifest error in computation.

     3.7 Illegality and Impossibility. In the event that any applicable law, treaty, rule, or regulation (whether domestic or foreign) now or hereafter in effect and whether or not presently applicable to the Bank, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by the Bank with any guideline, request, or directive of such authority (whether or not having the force of law), including without limitation exchange controls, shall make it unlawful or impossible for the Bank to maintain any Fixed Rate Loan under this Agreement, the Company shall upon receipt of notice thereof from the Bank, repay in full the then-outstanding principal amount of each Fixed Rate Loan so affected, together with all accrued interest thereon to the date of payment and all amounts owing to the Bank under Section 3.8, (a) on the last day of the then-current Eurodollar Interest Period or Negotiated Interest Period, as the case may be, applicable to such Loan if the Bank may lawfully continue to maintain such Loan to such day, or (b) immediately if the Bank may not continue to maintain such Loan to such day.

     3.8 Indemnification. If the Company makes any payment of principal with respect to any Fixed Rate Loan on any other date than the last day of a Eurodollar Interest Period or Negotiated Interest Period, as the case may be, applicable thereto (whether pursuant to Section 3.1(c), Section 3.7, Section 6.2, or otherwise), or if the Company fails to borrow any Fixed Rate Loan after notice has been given to the Bank in accordance with Section 2.4, or if the Company fails to make any payment of principal or interest in respect of a Fixed Rate Loan when due, the Company shall reimburse the Bank on demand for any resulting loss or expense incurred by the Bank, including without limitation any loss incurred in obtaining, liquidating, or employing deposits from third parties, whether or not the Bank shall have funded or committed to fund such Loan. A statement as to the amount of such loss or expense, prepared in good faith and in reasonable detail by the Bank and submitted by the Bank to the Company, shall be conclusive and binding for all purposes absent manifest error in computation. Calculation of all amounts payable to the Bank under this
Section 3.8 shall be made as though the Bank shall have actually funded or committed to fund the relevant Fixed Rate Loan through the purchase of an underlying deposit in an amount equal to the amount of such Loan and having a maturity comparable to the related Eurodollar Interest Period or Negotiated Interest Period, as the case may be; provided, however, that the Bank may fund any Fixed Rate Loan in any manner it sees fit and the foregoing assumption shall be utilized only for the purpose of calculating amounts payable under this
Section 3.8.

     3.9 Letter of Credit Reimbursement Payments.

          (a) The Company agrees to pay to the Bank, on the day on which the Bank shall honor a draft or other demand for payment presented or made under any Letter of Credit, an amount equal to the amount paid by the Bank in respect of such draft or other demand under such Letter of Credit and all expenses paid or incurred by the Bank relative thereto. Unless the Company shall have made such payment to the Bank on such day, upon each such payment by the Bank, the Bank shall be deemed to have disbursed to the Company, and the Company shall be deemed to have elected to satisfy its reimbursement obligation by, a Revolving Credit Loan bearing interest at the Floating Rate in an amount equal to the amount so paid by the Bank in respect of such draft or other demand under such Letter of Credit.

     Such Revolving Credit Loan shall be disbursed notwithstanding any failure to satisfy any conditions for disbursement of any Loan set forth in Article II and, to the extent of the Revolving Credit Loan so disbursed, the reimbursement obligation of the Company under this Section 3.9 shall be deemed satisfied.

          (b) The reimbursement obligation of the Company under this Section 3.9 shall be absolute, unconditional, and irrevocable and shall remain in full force and effect until all obligations of the Company to the Bank hereunder shall have been satisfied, and such obligations of the Company shall not be affected, modified, or impaired upon the happening of any event, including without limitation any of the following, whether or not with notice to, or the consent of, the Company:

               (i) Any lack of validity or enforceability of any Letter of Credit or any documentation relating to any Letter of Credit or to any transaction related in any way to such Letter of Credit (the "Letter of Credit Documents");

               (ii)  Any  amendment,   modification,  waiver,  consent,  or  any
          substitution, exchange or release of or failure to perfect any interest in collateral or security, with respect to any of the Letter of Credit Documents;

               (iii) The existence of any claim, setoff, defense or other right which the Company may have at any time against any beneficiary or any transferee of any Letter of Credit (or any persons or entities for whom any such beneficiary or any such transferee may be acting), the Bank or any other person or entity, whether in connection with any of the Letter of Credit Documents, the transactions contemplated herein or therein or any unrelated transactions.

               (iv) Any draft or other statement or document presented under any Letter of Credit proving to be forged, fraudulent, invalid, or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

               (v) Payment by the Bank to the beneficiary under any Letter of Credit against presentation of documents which do not comply with the terms of the Letter of Credit, including failure of any documents to bear any reference or adequate reference to such Letter of Credit;

               (vi) Any failure, omission, delay, or lack on the part of the Bank or any party to any of the Letter of Credit Documents to enforce, assert, or exercise any right, power, or remedy conferred upon the Bank or any such party under this Agreement or any of the Letter of Credit Documents, or any other acts or omissions on the part of the Bank or any such party;

               (vii) Any other event or circumstance that would, in the absence of this clause, result in the release or discharge by operation of law or otherwise of the

          Company from the performance or observance of any obligation, covenant or agreement contained in this Section 3.9.

     No setoff, counterclaim, reduction, or diminution of any obligation or any defense of any kind or nature which the Company has or may have against the beneficiary of any Letter of Credit shall be available hereunder to the Company against the Bank. Nothing in this Section 3.9 shall impair the rights of the Company set forth in Section 7.5(b).

                                    ARTICLE 4
                         REPRESENTATIONS AND WARRANTIES

     The Company represents and warrants that:

     4.1 Corporate Existence and Power. Each of the Company and the Guarantor is a corporation duly organized, validly existing and in good standing under the laws of its state of incorporation, and is duly qualified to do business, and is in good standing, in all additional jurisdictions where such qualification is necessary under applicable law. Each of the Company and the Guarantor has all requisite corporate power to own or lease the properties used in its business and to carry on its business as now being conducted and as proposed to be conducted, and to execute and deliver this Agreement, the Notes, and the Security Documents to which it is a party and to engage in the transactions contemplated by this Agreement.

     4.2 Corporate Authority. The execution, delivery, and performance by the Company and the Guarantor of this Agreement, the Notes, and the Security Documents to which it is a party have been duly authorized by all necessary corporate action and are not in contravention of any law, rule, or regulation, or any judgment, decree, writ, injunction, order or award of any arbitrator, court, or governmental authority, or of the terms of the Company's or the Guarantor's respective articles of incorporation or by-laws, or of any contract or undertaking to which the Company or the Guarantor is a party or by which the Company or the Guarantor or their respective property may be bound or affected, or result in the imposition of any Lien on the Company or its property except for Permitted Liens.

     4.3 Binding Effect. This Agreement is, and the Notes and the Security Documents to which the Company or the Guarantor is a party when delivered hereunder will be, legal, valid, and binding obligations of the Company and the Guarantor, respectively, enforceable against the Company and the Guarantor, respectively, in accordance with their respective terms.

     4.4 Subsidiaries. The Company has no Subsidiaries as of the date hereof except for DAF Export Corporation, a Barbados corporation. Each such Subsidiary and each corporation becoming a Subsidiary of the Company after the date hereof is and will be a corporation duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation and is and will be duly qualified to do business in each additional jurisdiction where such qualification is or may be necessary under applicable law. Each Subsidiary of the Company has and will have all requisite corporate power to own or lease the properties used in its business and to carry on its business as now being conducted and as proposed to be conducted. All outstanding shares of capital stock of each class of each Subsidiary of the Company have been and will be validly issued and are and will be fully paid and nonassessable and are and will be owned, beneficially and of record, by the Company or another Subsidiary of the Company, free and clear of any Liens.

     4.5 Litigation. There is no action, suit, or proceeding pending or, to the best of the Company's knowledge, threatened against or affecting the Company before or by any court, governmental authority, or arbitrator, which if adversely decided might result, either individually or collectively, in any material adverse change in the business, properties, operations, or condition, financial or otherwise, of the Company or in any material adverse effect on the legality, validity, or enforceability of this Agreement, any Note, or any Security Document and, to the best of the Company's knowledge, there is no basis for any such action, suit, or proceeding.

     4.6 Financial Condition. The consolidated balance sheet of the Company and its Subsidiaries and the related consolidated statements of income, retained earnings and changes in financial position of the Company and its Subsidiaries for the fiscal year ended July 3, 1999, and reported on by Arthur Andersen & Co., independent certified public accountants, and the interim consolidated balance sheet and related interim consolidated statements of income, retained earnings and changes in financial position of the Company and its Subsidiaries, as of or for the 1-month period ended on July 31, 1999, copies of which have been furnished to the Bank, fairly present, and the financial statements of the Company delivered pursuant to Section 5.1(d) will fairly present, the consolidated financial position of the Company and its Subsidiaries as at the respective dates thereof, and the results of operations of the Company and its Subsidiaries for the respective periods indicated, all in accordance with generally accepted accounting principles consistently applied (subject, in the case of said interim statements, to year-end audit adjustments). There has been no material adverse change in the business, properties, operations or condition, financial or otherwise, of the Company and its Subsidiaries since July 3, 1999. There is no material Contingent Liability of the Company that is not reflected in such financial statements or in the notes thereto.

     4.7 Use of Loans. The Company will use the Loans for its general corporate purposes. Neither the Company nor any Subsidiary extends or maintains, in the ordinary course of business, credit for the purpose, whether immediate, incidental, or ultimate, of buying or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System), and no part of the proceeds of any Loan will be used for the purpose, whether immediate, incidental, or ultimate, of buying or carrying any such margin stock or maintaining or extending credit to others for such purpose. After applying the proceeds of each Loan, such margin stock will not constitute more than 25% of the value of the assets (either of the Company alone or of the Company and its Subsidiaries on a consolidated basis) that are subject to any provisions of this Agreement or any Security Document that may cause the Loans to be deemed secured, directly or indirectly, by margin stock.

     4.8 Consents, Etc. No consent, approval or authorization of or declaration, registration or filing with any governmental authority or any nongovernmental person or entity, including without limitation any creditor, lessor, or stockholder of the Company, is required on the part of the

Company in connection with the execution, delivery and performance of this Agreement, the Notes, the Security Documents, or the transactions contemplated hereby or as a condition to the legality, validity or enforceability of this Agreement, the Notes, or any of the Security Documents.

     4.9 Taxes. The Company and its Subsidiaries have filed all tax returns (federal, state and local) required to be filed and have paid all taxes shown thereon to be due, including interest and penalties, or have established adequate financial reserves on their respective books and records for payment thereof. Neither the Company nor any Subsidiary knows of any actual or proposed tax assessment or any basis therefor, and no extension of time for the assessment of deficiencies in any federal or state tax has been granted by the Company or any Subsidiary.

     4.10 Title to Properties. Except as otherwise disclosed in the latest balance sheet delivered pursuant to Section 4.6 or 5.1(d) of this Agreement, the Company or one of its Subsidiaries has good and marketable fee simple title to all of the real property, and a valid and indefeasible ownership interest in all of the other properties and assets (including without limitation the collateral subject to the Security Agreement) reflected in said balance sheet or subsequently acquired by the Company or any Subsidiary. All of such properties and assets are free and clear of any Lien, except for Permitted Liens.

     4.11 ERISA. The Company, its Subsidiaries, their ERISA Affiliates, and their respective Plans are in compliance in all material respects with those provisions of ERISA and of the Code which are applicable with respect to any Plan. No Prohibited Transaction and no Reportable Event has occurred with respect to any such Plan. None of the Company, any of its Subsidiaries, or any of their ERISA Affiliates is an employer with respect to any Multiemployer Plan. The Company, its Subsidiaries, and their ERISA Affiliates have met the minimum funding requirements under ERISA and the Code with respect to each of their respective Plans, if any, and have not incurred any liability to the PBGC or any Plan. The execution, delivery and performance of this Agreement, the Notes, and the Security Documents does not constitute a Prohibited Transaction. There is no material unfunded benefit liability, determined in accordance with Section 4001(a)(18) of ERISA, with respect to any Plan of the Company, its Subsidiaries, or their ERISA Affiliates.

     4.12 Disclosure. No report or other information furnished in writing or on behalf of the Company or the Guarantor to the Bank in connection with the negotiation or administration of this Agreement contains any material misstatement of fact or omits to state any material fact or any fact necessary to make the statements contained therein not misleading. Neither this Agreement, the Notes, the Security Documents, nor any other document, certificate, or report or statement or other information furnished to the Bank by or on behalf of the Company in connection with the transactions contemplated hereby contains any untrue statement of a material fact or omits to state a material fact in order to make the statements contained herein and therein not misleading.

                                    ARTICLE 5
                                    COVENANTS

     5.1 Affirmative Covenants. The Company covenants and agrees that, until the Termination Date and thereafter until payment in full of the principal of and accrued interest on the Notes and the performance of all other obligations of the Company under this Agreement, unless the Bank shall otherwise consent in writing, it shall, and shall cause each of its Subsidiaries to:

          (a) Preservation of Corporate Existence, Etc. Do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence, and its qualification as a foreign corporation in good standing in each jurisdiction in which such qualification is necessary under applicable law, and the rights, licenses, permits, franchises, patents, copyrights, trademarks, and trade names material to the conduct of its businesses; and defend all of the foregoing against all claims, actions, demands, suits, or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority.

          (b) Compliance with Laws, Etc. Comply in all material respects with all applicable laws, rules, regulations, and orders of any governmental authority, whether federal, state, local or foreign, in effect from time to time; and pay and discharge promptly when due all taxes, assessments, and governmental charges or levies imposed upon it or upon its income, revenues, or property, before the same shall become delinquent or in default, except to the extent that payment of any of the foregoing is then being contested in good faith by appropriate legal proceedings and with respect to which adequate financial reserves have been established on the books and records of the Company or the appropriate Subsidiary.

          (c) Maintenance of Properties; Insurance. Maintain, preserve, and protect all property that is material to the conduct of the business of the Company or any of its Subsidiaries and keep such property in good repair, working order and condition; and, in addition to that insurance required under the Security Documents, maintain in full force and effect insurance with responsible and reputable insurance companies or associations in such amounts, on such terms, and covering such risks, including fire and other risks insured against by extended coverage and public liability insurance, as is usually carried by companies engaged in similar businesses and owning similar properties similarly situated.

          (d) Reporting Requirements. Furnish to the Bank the following:

               (i) Promptly and in any event within three calendar days after becoming aware of the occurrence of any Event of Default or any event or condition which, with notice or lapse of time, or both, would constitute an Event of Default, together with a statement of the chief financial officer of the Company setting forth details of such Event of Default or such event or condition and the action which the Company or the appropriate Subsidiary, as the case may be, has taken and proposes to take with respect thereto;

               (ii) As soon as available and in any event within 20 days after the end of each month, the consolidated balance sheet of the Company and its Subsidiaries as of the end of such month, and the related consolidated statements of income, retained earnings and cash flow for the period commencing at the end of the previous fiscal year and ending with the end of such month, setting forth in each case in comparative form the corresponding figures for the corresponding date or period of the preceding fiscal year, all in reasonable detail and duly certified (subject to year-end audit adjustments) by the chief financial officer of the Company as having been prepared in accordance with generally accepted accounting principles, together with a certificate of the chief financial officer of the Company stating (A) that no Event of Default or event or condition which, with notice or lapse of time, or both, would constitute an Event of Default, has occurred and is continuing or, if an Event of Default or such an event or condition has occurred and is continuing, a statement setting forth the details thereof and the action which the Company has taken and proposes to take with respect thereto, and (B) that a computation (which computation shall accompany such certificate and shall be in reasonable detail) showing compliance with Sections 5.2(a), (b), (c), and (d) hereof is in conformity with the terms of this Agreement;

               (iii) As soon as available and in any event within 90 days after the end of each fiscal year of the Company, a copy of the consolidated balance sheet of the Company and its Subsidiaries as of the end of such fiscal year and the related consolidated statements of income, retained earnings and changes in financial position of the Company and its Subsidiaries for such fiscal year, with a customary audit report of Arthur Andersen & Co., or other independent certified public accountants selected by the Company and acceptable to the Bank, without qualifications unacceptable to the Bank, together with a certificate of such accountants stating (A) that they have reviewed this Agreement and stating further whether, in the course of their review of such financial statements, they have become aware of any Event of Default or any event or condition which, with notice or lapse of time, or both, would constitute an Event of Default, and, if such an Event of Default or such an event or condition then exists and is continuing, a statement setting forth the nature and status thereof, and (B) that a computation by the Company (which computation shall accompany such certificate and shall be in reasonable detail) showing compliance with Sections 5.2 (a), (b), (c), and (d) hereof is in conformity with the terms of this Agreement;

               (iv) As soon as available and in any event within 20 days after the end of each month, a list of all accounts receivable of the Company, aged from the date of invoice, and a list of inventory then held by the Company, categorized as raw materials, work-in-process, and finished goods, and valued at the lower of cost or market, each certified as true and correct by the chief financial officer of the Company;

               (v) As soon as available and in any event no later than 20 days after the last day of each month, a Borrowing Base Certificate prepared as of the close of business on the last day of such month, together with supporting schedules, in form and detail satisfactory to the Bank, setting forth such information as the Bank may request with respect to the aging, value, location and other information relating to the computation of the Borrowing Base and the eligibility of any property or assets included in such computation, certified as true and correct by the chief financial officer of the Company;

               (vi) Promptly, such other information respecting the business, properties, operations or condition, financial or otherwise, of the Company or any of it Subsidiaries as the Bank may from time to time reasonably request.

          (e) Accounting; Access to Records, Books, Etc. Maintain a system of accounting established and administered in accordance with sound business practices to permit preparation of financial statements in accordance with generally accepted accounting principles and to comply with the requirements of this Agreement and, at any reasonable time and from time to time; and

          (f) Further Assurances. Execute and deliver, and will cause the Guarantor to, execute and deliver within 30 days after request therefor by the Bank, all further instruments and documents and take all further action that may be necessary or desirable, or that the Bank may request, in order to give effect to, and to aid in the exercise and enforcement of the rights and remedies of the Bank under, this Agreement, the Notes, and the Security Documents.

     5.2 Negative Covenants. Until the Termination Date and thereafter until payment in full of the principal of and accrued interest on the Notes and the performance of all other obligations of the Company under this Agreement, the Company agrees that, unless the Bank shall otherwise consent in writing, it shall not, and shall not permit any of its Subsidiaries to:

          (a) Debt to EBITDA Ratio. Permit or suffer the ratio of (i) consolidated Indebtedness of the Company and its Subsidiaries as of the end of each fiscal quarter to (ii) consolidated EBITDA of the Company and its Subsidiaries for the preceding four fiscal quarters then ended to be greater than 4.0 to 1.0 at any time from and including the Effective Date until June 30, 2000, after which time, it shall not be greater than 3.5 to 1.0.

          (b) Tangible Net Worth. Permit or suffer the consolidated Tangible Net Worth of the Company and its Subsidiaries to be less than the sum of (i)
     $13,000,000 plus (ii) 75% of consolidated Cumulative Net Income of the Company and its Subsidiaries for each fiscal year of the Company ending after the Effective Date.

          (c) Fixed Charge Ratio. Permit or suffer the Fixed Charge Ratio to be greater than 1.5 to 1.0 at any time from and including the Effective Date.

          (d) Capital Expenditures. Make any capital expenditures during any fiscal year of the Company, the aggregate amount of which exceeds $2,000,000.

          (e) Indebtedness. Create, incur, assume, or in any manner become liable in respect of, or suffer to exist, any Indebtedness other than:

               (i) The Loans;

               (ii)   Indebtedness  to   shareholders  of  the  Company,   which
          Indebtedness shall be subordinated to the Indebtedness of the Bank and shall be unsecured;

               (iii) A lease of the Company's headquarters facility on Winchester Circle in Boulder, Colorado, under terms disclosed to the Bank, or other Indebtedness directly relating to the Company purchasing such facility under terms disclosed to the Bank;

               (iv) A lease of the Company's additional facility on Frontage Road in Weld County, Colorado, under terms disclosed to the Bank, or other Indebtedness directly relating to the Company purchasing such facility under terms disclosed to the Bank;

               (v) Indebtedness directly related to the Company purchasing a former residence located adjacent to the Company's additional facility on Frontage Road in Weld County, Colorado, under terms disclosed to the Bank;

               (vi) Indebtedness in the form of guaranties to third parties not to exceed the maximum amount of $3,000,000 outstanding at any one time; and

               (vii) Indebtedness secured by fixed assets other than Eligible Fixed Assets, not to exceed $50,000.

          (f) Liens. Create, incur or suffer to exist any Lien on any of the assets, rights, revenues or property, real, personal or mixed, tangible or intangible, whether now owned or hereafter acquired, of the Company or any of its Subsidiaries, other than:

               (i) Liens for taxes not delinquent or for taxes being contested in good faith by appropriate proceedings and as to which adequate financial reserves have been established on its books and records;

               (ii) Liens (other than any Lien imposed by ERISA) created and maintained in the ordinary course of business which would not have a material adverse effect on the business or operations of the Company or any of its Subsidiaries and which constitute (A) pledges or deposits under worker's compensation laws, unemployment insurance laws or similar legislation, (B) good faith deposits in connection with bids, tenders, contracts or leases to which the Company or any of its Subsidiaries is a party for a purpose other than borrowing money or obtaining credit, including rent security deposits, (C) liens imposed by law, such as those of carriers, warehousemen and mechanics, if payment of the obligation secured thereby is not yet due, and (D) Liens securing taxes, assessments, or other governmental charges or levies not yet subject to penalties for nonpayment;

               (iii) Liens created pursuant to the Security Documents and Liens expressly permitted by the Security Documents;

               (iv) Each Lien disclosed to the Bank in writing prior to the date hereof may be suffered to exist upon the same terms as those existing on the date hereof, but no extension or renewal thereof shall be permitted;

               (v) Any Lien created to secure payment of a portion of the purchase price of, or existing at the time of acquisition of, the Company's headquarters facility on I-25 Frontage Road in Longmont, Colorado, may be created or suffered to exist on such fixed asset, provided, that such Lien does not encumber any other asset at any time owned by the Company, and provided, further, that not more than one Lien shall encumber such facility at any one time;

               (vi) Any Lien created to secure payment of a portion of the purchase price of the Company's additional facility on Frontage Road in Weld County, Colorado, may be created or suffered to exist on such fixed asset, provided, that such Lien does not encumber any other asset at any time owned by the Company, and provided, further, that not more than one Lien shall encumber such facility at any one time;

               (vii) Any Lien created to secure payment of a portion of the purchase price of a former residence adjacent to the Company's additional facility on Frontage Road in Weld County, Colorado, may be created or suffered to exist on such fixed asset, provided, that such Lien does not encumber any other asset at any time owned by the Company, and provided, further, that not more than one Lien shall encumber such facility at any one time;

               (viii) Any Lien on tangible fixed assets other than Eligible Fixed Assets securing Indebtedness permitted by Section 5.2(e)(vi); and

               (ix) Any Lien created to secure payment of a portion of the purchase price of, or existing at the time of acquisition of, any other tangible fixed asset acquired by the Company (other than inventory and supplies) may be created or suffered to exist upon such fixed asset if the aggregate principal amount of all Indebtedness secured by such Liens does not exceed $50,000, provided, that such Lien does not encumber any other asset at any time owned by the Company, and provided, further, that not more than one Lien shall encumber such fixed asset at any one time.

          (g) Merger; Purchase of Assets; Acquisitions; Etc. Purchase or otherwise acquire, whether in one or a series of transactions, all or a substantial portion of the business assets, rights, revenues, or property, real, personal, or mixed, tangible or intangible, of any person, or all or a substantial portion of the capital stock of or other ownership interest in any other person; nor merge or consolidate or amalgamate with any other person or take any other action having a similar effect, provided, however, that this Section shall not prohibit any merger or acquisition if the Company shall be the surviving or continuing corporation thereof and, immediately after such merger or acquisition, no Event of Default shall exist or shall have occurred and be continuing.

          (h) Disposition of Assets; Etc. Sell, lease, license, transfer, assign, or otherwise dispose of all or a substantial portion of its business, assets, rights, revenues, or property, real, personal, or mixed, tangible or intangible, whether in one or a series of transactions, other than inventory sold in the ordinary course of business upon customary credit terms, sales of scrap or obsolete material or equipment, and other sales of assets in the ordinary course of business not to exceed $100,000 during any calendar year.

          (i) Investments. Make, permit, or suffer to exist any investment in the stock or securities of, make loans or advances to, or make, permit, or suffer to exist a liability to exist as guarantor, surety, or indemnitor with respect to any indebtedness or other obligation of, any entity which is not consolidated with the Company for financial reporting purposes except for (i) loans to employees of the Company, provided that the aggregate amount of such employee loans shall not exceed $75,000, and (ii) investments in the stock or securities of any entity which is not consolidated with the Company for financial reporting purposes which investments are made solely with intangible assets of the Company.

                                    ARTICLE 6
                                     DEFAULT

     6.1 Events of Default. The occurrence of any one of the following events or conditions shall be deemed an "Event of Default" hereunder unless waived by the Bank pursuant to Section 7.1:

          (a) Nonpayment. The Company fails to pay when due any principal of any of the Notes or fails to pay within five (5) days of when due any interest due on any of the Notes or any fees or any other amount payable hereunder; or

          (b) Misrepresentation. Any representation or warranty made by the Company in Article 4 or by the Company in any Security Document or any other certificate, report, financial statement, or other document furnished by or on behalf of the Company in connection with this Agreement shall have been incorrect in any material respect when made or deemed made; or

          (c) Certain Covenants. The Company shall fail to perform or observe any term, covenant or agreement contained in Article 5; or

          (d) Other Defaults. The Company shall fail to perform or observe any other term, covenant or agreement contained in this Agreement, and any such failure shall remain unremedied for 20 calendar days after notice thereof shall have been given to the Company by the Bank; or

          (e) Cross Default. The Company or any of its Subsidiaries shall fail to pay any part of the principal of, the premium, if any, or the interest on, or any other payment of money due under, any of its Indebtedness (other than Indebtedness hereunder), beyond any period of grace provided with respect thereto, or if the Company or any of its Subsidiaries fails to perform or observe any other term, covenant, or agreement contained in any agreement, document, or instrument evidencing or securing any such Indebtedness, or under which any such Indebtedness was issued or created, beyond any period of grace provided with respect thereto if the effect of such failure is to cause, or permit the holders of such Indebtedness (or a trustee on behalf of such holders) to cause, any payment in respect of such Indebtedness to become due prior to its due date; or

          (f) Judgments. One or more judgments or orders for the payment of money shall be rendered against the Company or any of its Subsidiaries, or any other judgment or order (whether or not for the payment of money) shall be rendered against or shall affect the Company which causes or could cause a material adverse change in the business, properties, operations or condition, financial or otherwise, of the Company or any of its Subsidiaries or which does or could have a material adverse effect on the legality, validity, or enforceability of this Agreement, the Notes, or any Security Document, and either (i) such judgment or order shall have remained unsatisfied and the Company or the Subsidiary shall not have taken action necessary to stay enforcement thereof by reason of pending appeal or otherwise, prior to the expiration of the applicable period of limitations for taking such action or, if such action shall have been taken, a final order denying such stay shall have been rendered, or (ii) enforcement proceedings shall have been commenced by any creditor upon any such judgment or order; or

          (g) ERISA. The occurrence of a Reportable Event that results in or could result in liability of the Company, any of its Subsidiaries or their ERISA Affiliates to the PBGC or to any Plan and such Reportable Event is not corrected within thirty (30) days after the occurrence thereof; or the occurrence of any Reportable Event which could constitute grounds for termination of any Plan of the Company, any of its Subsidiaries, or their ERISA Affiliates by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer any such Plan and such Reportable Event is not corrected within thirty (30) days after the occurrence thereof; or the filing by the Company, any of its

     Subsidiaries, or any of their ERISA Affiliates of a notice of intent to terminate a Plan or the institution of other proceedings to terminate a Plan; or the Company, any of its Subsidiaries, or any of their ERISA Affiliates shall fail to pay when due any liability to the PBGC or to a Plan; or the PBGC shall have instituted proceedings to terminate, or to cause a trustee to be appointed to administer, any Plan of the Company, any of its Subsidiaries, or their ERISA Affiliates; or any person engages in a Prohibited Transaction with respect to any Plan which results in or could result in liability of the Company, any of its Subsidiaries, any of their ERISA Affiliates, any Plan of the Company, any of its Subsidiaries, or their ERISA Affiliates or fiduciary of any such Plan; or failure by the Company, any of its Subsidiaries, or any of their ERISA Affiliates to make a required installment or other payment to any Plan within the meaning of
     Section 302(f) of ERISA or Section 412(n) of the Code that results in or could result in liability of the Company, any of its Subsidiaries, or any of their ERISA Affiliates to the PBGC or any Plan; or the withdrawal of the Company, any of its Subsidiaries, or any of their ERISA Affiliates from a Plan during a plan year in which it was a "substantial employer" as defined in Section 4001(9a)(2) of ERISA; or the Company, any of its Subsidiaries, or any of their ERISA Affiliates becomes an employer with respect to any Multiemployer Plan without the Bank's prior written consent.

          (h) Insolvency, Etc. The Company or any of its Subsidiaries shall be dissolved or liquidated (or any judgment, order or decree therefor shall be entered), or shall generally not pay its debts as they become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors, or shall institute, or there shall be instituted against the Company or any of its Subsidiaries any proceeding or case seeking to adjudicate it a bankrupt or insolvent or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency, or reorganization or relief or protection of debtors, or seeking the entry of an order for relief, or the appointment of a receiver, trustee, custodian, or other similar official for it or for any substantial part of its assets, rights, revenues, or property, and, if such proceeding is instituted against the Company or any Subsidiary and is being contested by the Company or the Subsidiary in good faith by appropriate proceedings, such proceeding shall remain undismissed or unstayed for a period of 60 days; or the Company or any Subsidiary shall take any action (corporate or other) to authorize or further any of the actions described above in this subsection; or

          (i) Security Documents. A default described in any Security Document shall have occurred and be continuing beyond the period of grace, if any, therein provided with respect thereto, or any material provision of any Security Document shall at any time for any reason cease to be valid, binding, and enforceable against any obligor thereunder, or the validity, binding effect, or enforceability thereof shall be contested by any person, or any obligor shall deny that it has any or further liability or obligation thereunder; or

          (j) Change of Control. There occurs any significant change in the ownership of the Company.

     6.2 Remedies.

          (a) Upon the occurrence and during the continuance of any Event of Default, the Bank may by notice to the Company (i) terminate the Commitment, (ii) declare the outstanding principal of, and accrued interest on, the Notes and all other amounts owing under this Agreement to be immediately due and payable, whereupon the Commitment shall terminate forthwith and all such amounts shall become immediately due and payable, and (iii) demand immediate delivery of cash collateral, and the Company agrees to deliver such cash collateral upon demand, in an amount equal to the maximum amount that may be available to be drawn at any time prior to the stated expiry of all outstanding Letters of Credit, provided that in the case of any event or condition described in Section 6.1(h) with respect to the Company, the Commitment shall automatically terminate forthwith and all such amounts shall automatically become immediately due and payable without notice; in all cases without demand, presentment, protest, diligence, notice of dishonor, or other formality, all of which are expressly waived.

          (b) The Bank may,  in  addition  to the  remedies  provided in Section
     6.2(a), exercise and enforce any and all other rights and remedies available to it, whether arising under this Agreement, the Notes, or any Security Document or under applicable law, in any manner deemed appropriate by the Bank, including suit in equity, action at law, or other appropriate proceedings, whether for the specific performance (to the extent permitted by law) of any covenant or agreement contained in this Agreement or in the Notes, or any Security Document or in aid of exercising any power granted in this Agreement, the Notes, or any Security Document.

          (c) Upon the occurrence and during the continuance of any Event of Default, the Bank may at any time and from time to time, without notice to the Company (any requirement for such notice being expressly waived by the Company) set off and apply against any and all of the obligations of the Company now or hereafter existing under this Agreement any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of the Company and any property of the Company from time to time in possession of the Bank, irrespective of whether or not the Bank shall have made any demand hereunder and although such obligations may be contingent and unmatured. The Company grants to the Bank a lien on and security interest in all such deposits, indebtedness, and property as collateral security for the payment and performance of the Company's obligations under this Agreement. The Bank's rights under this Section 6.2(c) are in addition to other rights and remedies (including without limitation other rights of setoff) which the Bank may have.

                                    ARTICLE 7
                                  MISCELLANEOUS

     7.1 Amendments, Etc. No amendment, modification, termination, or waiver of any provision of this Agreement nor any consent to any departure therefrom shall be effective unless the same shall be in writing and signed by the Bank. Any such amendment, waiver, or consent shall be effective only in the specific instance and for the specific purpose for which given.

     7.2 Notices.

          (a) Except as otherwise provided in Section 7.2(c), all notices and other communications hereunder shall be in writing and shall be delivered or sent to the Company at 9586 I-25 Frontage Rd., Longmont, Colorado 80504,
     Attention: Treasurer, and to the Bank at 611 Woodward Avenue, Detroit, Michigan 48226, Attention: Manager, Commercial Loans, or to any other address as may be designated by the Company or the Bank by notice to the other party. All notices and other communications shall be deemed to have been given at the time of actual delivery thereof to such address, or if sent by certified or registered mail, postage prepaid, to such address, on the third day after the date of mailing, or, if sent by Federal Express or other recognized overnight delivery service, prepaid, to such address, on the Business Day following the date of deposit with such delivery service prior to such service's next-day delivery deadline, provided, however, that notices to the Bank shall not be effective until received.

          (b) Notices by the Company to the Bank with respect to terminations or reductions of the Commitment pursuant to Section 2.2, requests for Loans and Letter of Credit Advances pursuant to Section 2.4, and requests for continuations or conversions of Loans pursuant to Section 2.7 shall be irrevocable and binding on the Company.

          (c) Any notice to be given by the Company to the Bank pursuant to Sections 2.4 or 2.7, and any notice to be given by the Bank hereunder, may be given by telephone, and all such notices given by the Company must be immediately confirmed in writing in the manner provided in Section 7.2(a). Any such notice given by telephone shall be deemed effective upon its receipt by the party to whom such notice is to be given.

     7.3 No Waiver By Conduct; Remedies Cumulative. No course of dealing on the part of the Bank, nor any delay or failure on the part of the Bank in exercising any right, power, or privilege hereunder shall operate as a waiver of such right, power, or privilege or otherwise prejudice the Bank's rights and remedies hereunder; nor shall any single or partial exercise thereof preclude any further exercise thereof or the exercise of any other right, power, or privilege. No right or remedy conferred upon or reserved to the Bank under this Agreement, the Notes, or any Security Document is intended to be exclusive of any other right or remedy, and every right and remedy shall be cumulative and in addition to every other right or remedy granted thereunder or now or hereafter existing under any applicable law. Every right and remedy granted by this Agreement, the Notes, or any Security Document or by applicable law to the Bank may be exercised from time to time and as often as may be deemed expedient by the Bank and, unless contrary to the express provisions of this Agreement, the Notes, or any Security Document, irrespective of the occurrence or continuance of any Default or Event of Default.

     7.4 Reliance on and Survival of Various Provisions. All terms, covenants, agreements, representations, and warranties of the Company made herein or in any Security Document or in any certificate, report, financial statement, or other document furnished by or on behalf of the Company in connection with this Agreement shall be deemed to be material and to have been relied upon by the Bank, notwithstanding any investigation heretofore or hereafter made by the Bank or on the Bank's behalf, and those covenants and agreements of the Company set forth in Sections 3.6, 3.8, and 7.5 shall survive the repayment in full of the Loans and the termination of the Commitment.

     7.5 Expenses; Indemnification.

          (a) The Company agrees to pay, or reimburse the Bank for the payment of, on demand, the reasonable fees and expenses of counsel to the Bank, including without limitation the fees and expenses of Messrs. Dickinson Wright PLLC in connection with preparing, executing, delivering, and administrating this Agreement, the Note, and the Security Documents and the consummation of the transactions contemplated hereby, in connection with advising the Bank as to its rights and responsibilities with respect thereto, and in connection with any Default or Event of Default or any amendments, waivers, or consents in connection therewith, and all reasonable costs and expenses of the Bank (including reasonable fees and expenses of counsel) in connection with any action or proceeding relating to a court order, injunction, or other process or decree restraining or seeking to restrain the Bank from paying any amount under, or otherwise relating in any way to, any Letter of Credit, and any and all costs and expenses which any of them may incur relative to any payment under any Letter of Credit.

          (b) The Company indemnifies and agrees to hold the Bank and its respective officers, directors, employees, and agents, harmless from and against any and all claims, damages, losses, liabilities, costs, or expenses of any kind whatsoever which the Bank or any such person may incur or which may be claimed against any of them by reason of or in connection with any Letter of Credit, and neither the Bank or any of its respective officers, directors, employees, or agents shall be liable or responsible for: (i) the use which may be made of any Letter of Credit or for any acts or omissions of any beneficiary in connection therewith; (ii) the validity, sufficiency, or genuineness of documents or of any endorsement thereon, even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent, or forged; (iii) payment by the Bank to the beneficiary under any Letter of Credit against presentation of documents which do not comply with the terms of any Letter of Credit, including failure of any documents to bear any reference or adequate reference to such Letter of Credit; (iv) any error, omission, interruption, or delay in transmission, dispatch, or delivery of any message or advice, however transmitted, in connection with any Letter of Credit; or (v) any other event or circumstance whatsoever arising in connection with any Letter of Credit; provided, however, that the Company shall not be required to indemnify the Bank and such other persons, and the Bank shall be liable to the Company to the extent, but only to the extent, of any direct, as opposed to consequential or incidental, damages suffered by the Company which were caused by (A) the Bank's wrongful dishonor of any Letter of Credit after the presentation to it by the beneficiary thereunder of a draft or other demand for payment and other documentation strictly complying with the terms of such Letter of Credit, or (B) the Bank's payment to the beneficiary under any Letter of Credit against presentation of documents which do not comply with the terms of the Letter of Credit to the extent, but only to the extent, that such payment constitutes gross negligence or willful misconduct of the Bank. It is understood that, in making any payment under a Letter of Credit, the Bank will rely on documents presented to it under such Letter of Credit as to any and all matters set forth therein without further investigation and regardless of any notice or information to the contrary, and such reliance and payment against documents presented under a Letter of Credit substantially complying with the terms thereof shall not be deemed gross negligence or willful misconduct of the Bank in connection with such payment. It is further acknowledged and agreed that the Company may have rights against the beneficiary or others in connection with any Letter of Credit with respect to which the Bank is alleged to be liable and it shall be a precondition of asserting any liability of the Bank under this Section that the Company shall first have exhausted all remedies in respect of the alleged loss against such beneficiary and any other parties obligated or liable in connection with such Letter of Credit and any related transactions.

     7.6 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, provided that the Company may not, without the prior consent of the Bank, assign its rights or obligations hereunder or under any Note or any Security Document and the Bank shall not be obligated to make any Loan hereunder to any entity other than the Company.

     7.7 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

     7.8 Governing Law. This Agreement is a contract made under, and shall be governed by and construed in accordance with, the law of the State of Michigan applicable to contracts made and to be performed entirely within such State and without giving effect to choice of law principles of such State.

     7.9 Table of Contents and Headings. The table of contents and the headings of the various subdivisions hereof are for the convenience of reference only and shall in no way modify any of the terms or provisions hereof.

     7.10 Construction of Certain Provisions. If any provision of this Agreement refers to any action to be taken by any person, or which such person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such person, whether or not expressly specified in such provision.

     7.11 Integration and Severability. This Agreement embodies the entire agreement and understanding between the Company and the Bank, and supersedes all prior agreements and understandings, relating to the subject matter hereof. In case any one or more of the obligations of the Company under this Agreement, any Note, or any Security Document shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining obligations of the Company shall not in any way be affected or impaired thereby, and such invalidity, illegality, or unenforceability in one jurisdiction shall not affect the validity, legality, or enforceability of the Company's obligations under this Agreement, the Notes, or any Security Document in any other jurisdiction.

     7.12 Interest Rate Limitation. Notwithstanding any provisions of this Agreement, any Note, or any Security Document, in no event shall the amount of interest paid or agreed to be paid by the Company exceed an amount computed at the highest rate of interest permissible under applicable law. If, from any circumstances whatsoever, fulfillment of any provision of this Agreement, any Note, or any Security Document at the time performance of such provision shall be due, shall involve exceeding the interest rate limitation validly prescribed by law which a court of competent jurisdiction may deem applicable hereto, then, ipso facto, the obligations to be fulfilled shall be reduced to an amount computed at the highest rate of interest permissible under applicable law. If for any reason whatsoever the Bank shall ever receive as interest an amount which would be deemed unlawful under applicable law, such interest shall be automatically applied to the payment of principal of the Loans outstanding hereunder (whether or not then due and payable) and not to the payment of interest, or shall be refunded to the Company if such principal and all other obligations of the Company to the Bank have been paid in full.

     7.13 Waiver of Jury Trial. The Bank and the Company, after consulting or having had the opportunity to consult with counsel, knowingly, voluntarily, and intentionally waive any right either of them may have to a trial by jury in any litigation based upon or arising out of this Agreement or any related instrument or agreement or any of the transactions contemplated by this Agreement or any course of conduct, dealing, statements (whether oral or written), or actions of either of them. Neither the Bank nor the Company shall seek to consolidate, by counterclaim or otherwise, any such action in which a jury trial has been waived with any other action in which a jury trial cannot be or has not been waived. These provisions shall not be deemed to have been modified in any respect or relinquished by either the Bank or the Company except by a written instrument executed by both of them.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written (the "Effective Date").


                                                     APPLIED FILMS CORPORATION



                                                     By:  /s/ Larry D. Firestone
                                                          Its:  Treasurer

                                                     BANK ONE, MICHIGAN


                                                     By:  /s/ William C. Goodhue
                                                          William C. Goodhue
                                                          Its:   Vice President


::ODMA\PCDOCS\GRR\345476\1
                                       38

                                    EXHIBIT A


                              REVOLVING CREDIT NOTE

$11,500,000                                                  September ___, 1999
                                                               Detroit, Michigan

     FOR VALUE RECEIVED, the undersigned, APPLIED FILMS CORPORATION, a Colorado corporation (the "Company"), promises to pay to the order of BANK ONE, MICHIGAN, a Michigan banking corporation, of Detroit, Michigan (the "Bank"), at the principal banking office of the Bank in lawful money of the United States of America and in immediately available funds, the principal sum of Eleven Million Five Hundred Thousand Dollars ($11,500,000), or such lesser amount as is noted in the books and records of the Bank, on the Termination Date; and to pay interest on the unpaid principal balance hereof from time to time outstanding, in like money and funds, for the period from the date hereof until the Revolving Credit Loans shall be paid in full, at the rates per annum and on dates provided in the Credit Agreement referred to below.

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

     The Bank is authorized by the Company to note in its records the date, amount and type of each Loan, the interest rate and duration of the related Eurodollar Interest Period or Negotiated Interest Period (if applicable), the amount of each payment or prepayment of principal thereon, and the other information provided for in such records, which records shall constitute prima facie evidence of the information so noted, provided that the Bank's failure to make any such notation shall not relieve the Company of its obligation to repay the outstanding principal amount of this Note, all accrued interest hereon, and any amount payable with respect thereto in accordance with this Note and the Credit Agreement.

     This Note is issued in substitution for the Revolving Credit Note dated March 27, 1998, in the principal amount of $11,500,000, previously issued by the Company to the Bank pursuant to the Agreement (the "Prior Note"). This Note shall evidence, and the Company promises to pay, in addition to the principal amount outstanding hereunder and all interest thereon accrued, all accrued and unpaid interest on the Prior Note.

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

                                               APPLIED FILMS CORPORATION


                                                By:  ________________________

                                                        Its: ___________________

                                    EXHIBIT B


                               REQUEST FOR ADVANCE

                                     (date)



Bank One, Michigan
611 Woodward Avenue
Detroit, Michigan  48226

Attention:  William C. Goodhue

     Applied Films Corporation, a Colorado corporation (the "Company"), requests a [Letter of Credit Advance] [Revolving Credit Loan] pursuant to Section 2.4 of the Amended and Restated Credit Agreement, dated as of September __, 1999 (as amended, the "Credit Agreement"), between the Company and the Bank, in the amount of [$__________/______ Agreed Currency], to be issued on _____________, and to be evidenced by the Company's Revolving Credit Note. Capitalized terms used but not defined herein shall have the respective meanings assigned to them in the Credit Agreement.

     Such Revolving Credit Loan shall be made as a [insert either Eurodollar Rate Loan, a Floating Rate Loan, or a Negotiated Rate Loan] [and the initial Interest Period, if the requested Advance is a [Eurodollar Rate Loan / Negotiated Rate Loan], shall be [insert permitted Eurodollar Interest Period / Negotiated Interest Period]].

     Such Letter of Credit Advance shall be made by the Bank issuing its Letter of Credit for the account of the Company in the maximum amount of $_______________ to and for the benefit of ___________________ with a stated
expiry date of _________________, and containing the further terms and conditions set forth in the attached letter of credit application to the Bank.

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

                                             APPLIED FILMS CORPORATION


                                             By:  ______________________________

                                               Its:  ___________________________

                                    EXHIBIT C


                 REQUEST FOR CONTINUATION OR CONVERSION OF LOAN

                                     (date)

Bank One, Michigan
611 Woodward Avenue
Detroit, Michigan  48226

Attention:  _________________

     The undersigned (the "Company") requests that [$_______/_______ Agreed Currency] of the principal amount of the Revolving Credit Loan originally made on _______________, which Loan is currently a [Floating Rate Loan / Eurodollar Rate Loan / Negotiated Rate Loan], be continued as or converted to, as the case may be, a [insert type of Loan requested based on type of interest rate desired] on ______________. [If such Loan is requested to be converted to a Eurodollar Rate Loan, the Company elects a Eurodollar Interest Period for such Loan of [insert permitted Eurodollar Interest Period].] Capitalized terms used but not defined herein shall have the respective meanings assigned to them in the Amended and Restated Credit Agreement dated as of September ___, 1999 (as amended, the "Credit Agreement"), between the Company and Bank One, Michigan.

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

                                            APPLIED FILMS CORPORATION


                                            By:  _______________________________


                                                 Its:  _________________________

                                    EXHIBIT D


                           BORROWING BASE CERTIFICATE

                                     (date)



Bank One, Michigan
611 Woodward Avenue
Detroit, Michigan  48226

Attention:  William C. Goodhue

     Reference is made to the Amended and Restated Credit Agreement, dated as of September ___, 1999 (as amended, the "Credit Agreement"), between Applied Films Corporation, a Colorado corporation (the "Company"), and Bank One, Michigan, a Michigan banking corporation (the "Bank"). Capitalized terms used but not defined herein shall have the respective meanings assigned to them in the Credit Agreement.

     The Company represents and warrants to the Bank that the following computations of the Borrowing Base, and the related supporting schedules attached hereto, are true and correct as of the close of business on _____________, 19___, and conform with the terms of the Credit Agreement:

                                 Borrowing Base

1.       (1)      Eligible Accounts Receivable.........................$________

         (b)      85% of Eligible Accounts Receivable..................$________


2.       (a)      Value of Eligible Inventory..........................$________

         (b)      40% of Value of Eligible Inventory...................$________

         (c)      Maximum Eligible Inventory Value....................$4,000,000


3.       (a)      Fair Market Value of Eligible Fixed Assets...........$________

         (b)      60% of Eligible Fixed Assets.........................$________

4.       Borrowing Base - (1(b), plus the lesser of 2(b) and 2(c),
         plus 3(b))....................................................$________


5.       Aggregate outstanding principal amount of Revolving Credit
         Loans plus Letter of Credit Advances..........................$________


6.       4 minus 5 - if negative, remit difference to the Bank
         under Section 3.1(c) of the Credit Agreement..................$________

          The Company further represents and warrants to the Bank that as of the close of business on _________________:

          1. The representations and warranties contained in Article IV of the Credit Agreement and in the Security Agreement are true and correct on and as of such date, as if such representations and warranties were made on and as of such date. For purposes of this certificate, the representations and warranties contained in Section 4.6 of the Credit Agreement shall be deemed made with respect to both the financial statements referred to therein and the most recent financial statements delivered pursuant to Section 5.1(d) of the Credit Agreement.

          2. No Event of Default or event or condition which might become an Event of Default with notice or lapse of time, or both, has occurred and is continuing.


                                               APPLIED FILMS CORPORATION


                                               By:  ____________________________

                                                  Its:  ________________________

                                    EXHIBIT E


                       CONFIRMATION OF SECURITY AGREEMENT


     In connection with the Amended and Restated Credit Agreement dated as of September __, 1999 (as it may be amended or modified from time to time, the "Credit Agreement"), between Applied Films Corporation, a Colorado corporation (the "Company"), and Bank One, Michigan, a Michigan banking corporation (the "Bank"), the Company confirms to the Bank the continuing effect of the Security Agreement, dated June 30, 1994, as security for the payment of all debt now or hereafter owing by the Company to the Bank, including without limitation the debt arising under the Credit Agreement.

     IN WITNESS WHEREOF, the undersigned has duly executed this Confirmation on ___________________, 1999.


                                                APPLIED FILMS CORPORATION


                                                By:  ___________________________

                                                   Its:  _______________________

                                                                    Exhibit 11.1


                            APPLIED FILMS CORPORATION
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                    (in thousands, except per share amounts)


                                  July 3, 1999

BASIC EARNINGS PER SHARE
Net income (loss)                                                          $(224)
Weighted average number of common shares outstanding                       3,478
Basic earnings per share                                                  $(0.06)

DILUTED EARNINGS PER SHARE

Net income (loss)                                                          $(224)
Shares Outstanding:
Weighted average number of common shares outstanding                       3,478
Assuming exercise of stock options                                           441
Assuming repurchase of treasury stock                                       (441)
Net incremental shares                                                         0
Weighted average number of common shares outstanding, as adjusted          3,478
Diluted earnings per share                                                $(0.06)


::ODMA\PCDOCS\GRR\346310\1

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



Denver, Colorado
September 24, 1999


::ODMA\PCDOCS\GRR\346312\1