Form 10-K/A
period 1999-07-03
APPLIED FILMS CORP
filed 1999-10-21
CIK 1040660

FORM 10-K/A
                           AMENDMENT TO CURRENT REPORT
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

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

                   9586 I-25 Frontage Road, Longmont CO 80504
               (Address of principal executive offices) (ZipCode)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $3.625 as of September 1, 1999, was $12,633,568. As of September 1, 1999, there were outstanding 3,493,398 shares of the Company's Common Stock (no par value).

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





/s/ Arthur Andersen LLP
Denver, Colorado,
    July 27, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APPLIED FILMS CORPORATION


                                      By:  /s/ Thomas T. Edman
                                           Thomas T. Edman, President
                                           October 20, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities indicated on October 20, 1999.


               Signatures                                 Title
                                              President, Chief Executive Officer
            /s/Thomas T. Edman                and Director (principal executive
              Thomas T. Edman                 officer)

           /s/Lawrence D. Firestone           Chief Financial Officer and
             Lawrence D. Firestone            Treasurer (principal accounting
                                              and financial officer)

             /s/ John S. Chapin*              Director
               John S. Chapin

           /s/ Cecil Van Alsburg*             Director
              Cecil Van Alsburg

             /s/ Chad D. Quist*               Director
                Chad D. Quist

            /s/ James A. Knister*             Director
              James A. Knister

            /s/ Richard P. Beck*              Director
               Richard P. Beck

        *By   /s/Thomas T. Edman
        Thomas T. Edman, Attorney in Fact

                                  EXHIBIT INDEX


Exhibit No.         Description

 3.1*               Amended and Restated  Articles of  Incorporation  of Applied
                    Films  Corporation are  incorporated by reference to Exhibit
                    3.1 of Registrant's  Registration  Statement on Form S-1, as
                    amended (Reg. No. 333-35331).
 3.2*               Amended and Restated Bylaws of Applied Films Corporation are
                    incorporated  by  reference  to Exhibit 3.2 of  Registrant's
                    Registration  Statement  on Form S-1, as amended  (Reg.  No.
                    333-35331).
 4.1*               Specimen   common  stock   certificate  is  incorporated  by
                    reference  to  Exhibit  4.1  of  Registrant's   Registration
                    Statement on Form S-1, as amended (Reg. No. 333-35331).
10.1*               1993 Stock  Option  Plan is  incorporated  by  reference  to
                    Exhibit 4 of Registrant's Registration Statement on Form S-8
                    (Reg. No. 333-51175).
10.2*               1997 Stock  Option  Plan is  incorporated  by  reference  to
                    Exhibit 10.2 of Registrant's  Registration Statement on Form
                    S-1, as amended (Reg. No. 333-35331).
10.3*               Employee Stock Purchase Plan is incorporated by reference to
                    Exhibit 10.3 of Registrant's  Registration Statement on Form
                    S-1, as amended (Reg. No. 333-35331).
10.4*               Form of Indemnity  Agreement between  Registrant and each of
                    itsDirectors  and  Executive  Officers  is  incorporated  by reference  to  Exhibit  10.4  of  Registrant's  Registration
                    Statement on Form S-1, as amended (Reg. No. 333-35331).
10.5*               Lease  Agreement  dated January 30, 1998,  between 9586 East
                    Frontage  Road,  Longmont,  CO 80504 LLC and  Registrant  is
                    incorporated  by reference  to Exhibit 10.9 of  Registrant's
                    Quarterly  Report on Form 10-Q for the fiscal  quarter ended
                    December 27, 1997.
10.6*               Agreement,  dated as of November  18, 1997,  between  Nippon
                    Sheet  Glass  Co.,  Ltd.,  NSG  Fine  Glass  Co.,  Ltd.  and
                    Registrant is  incorporated  by reference to Exhibit 10.8 of
                    Registrant's  Annual Report on Form 10-K for the fiscal year ended June 27, 1998.
10.7*               Amended and Restated Credit Agreement, dated as of September
                    17, 1999, between Registrant and Bank One, Michigan.
10.8*               Security  Agreement dated June 30, 1994,  between Registrant and Bank One,  Michigan,  formerly NBD Bank, is incorporated by reference to Exhibit  10.5 of  Registrant's  Registration
                    Statement on Form S-1, as amended (Reg. 333-35331).
11.1*               Statement re: computation of per share earnings.
21.1*               Subsidiary of Applied Films  Corporation is  incorporated by
                    reference  to  Exhibit  21  of   Registrant's   Registration
                    Statement on Form S-1, as amended (Reg. No. 333-35331).
23.1                Consent of Arthur Andersen LLP.
24.1*               Power of Attorney  (included  on page 48).  27.1*  Financial
                    Data Schedule (EDGAR filing only).

-----------------------
* Previously filed

                                                                    Exhibit 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the use of our report (and to all references to our Firm) included in or made a part of this Form 10-K/A and to the incorporation of our report into the Company's previously filed Registration Statement File Numbers 333-47951, 333-47967 and 333-51175.


                                                    /s/ Arthur Andersen LLP
                                                    ARTHUR ANDERSEN LLP



Denver, Colorado
October 18, 1999




::ODMA\PCDOCS\GRR\353299\1