Form 10-Q
period 1999-10-02
APPLIED FILMS CORP
filed 1999-10-29
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended October 2, 1999
                          Commission File Number 23103

                            APPLIED FILMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



                 COLORADO                           84-1311581
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)


                 9586I-25 Frontage Rd., Longmont, Colorado 80504
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes _X_ No ___

3,493,418 shares of Common Stock were outstanding as of October 25, 1999.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                        Page No.

Item 1.    Financial Statements:                                           3

           Consolidated Balance Sheets as of October 2, 1999 and           3
           July 3, 1999

           Consolidated Statements of Operations for the Three Months      5
           Ended October 2, 1999 and October 3, 1998

           Consolidated Statements of Cash Flows for the Three Months      6
           Ended October 2, 1999 and October 3, 1998

           Notes to Consolidated Financial Statements                      7

Item 2.    Management's Discussion and Analysis of Financial              11
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About                 15
           Market Risk

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.                              16

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     October 2, 1999          July 3, 1999
                                                     ---------------          ------------
                                                       (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                            $    466                 $  1,163
  Accounts receivable, net:
    Coated glass and other                                5,065                    5,501
    Income earned, not yet billed                             -                    1,560
  Inventories, net                                        8,265                    8,152
  Prepaid expenses and other                                421                      675
  Income Tax Receivable                                     711                      711
  Deferred tax asset, net                                   112                      169
                                                       --------                 --------

    Total current assets                                 15,040                   17,931
                                                       --------                 --------

Property, Plant and Equipment:
  Land                                                      270                      270
  Building                                                  226                      226
  Machinery and equipment                                15,160                   15,211
  Office furniture and equipment                            304                      444
  Leasehold improvements                                  1,340                    1,340
  Construction-in-progress                                  281                      280
                                                       --------                 --------
                                                         17,581                   17,771
  Accumulated depreciation                               (9,362)                  (9,144)
                                                       --------                 --------
Total Property Plant and Equipment, Net                   8,219                    8,627
                                                       --------                 --------

Investment in Affiliate                                   3,925                    3,637
                                                       --------                 --------

Total Assets                                           $ 27,184                 $ 30,195
                                                       ========                 ========

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     October 2, 1999          July 3, 1999
                                                     ---------------          ------------
                                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                               $  3,541                 $  3,950
  Accrued expenses                                        1,611                    1,712
  Current portion of:
     Deferred revenue                                       235                       37
     Deferred gain                                           56                       56
     Long-term debt                                         161                      221
                                                       --------                 --------
     Total current liabilities                            5,604                    5,976
                                                       --------                 --------

Non-Current Liabilities:
  Long-term debt, net of current portion                  4,683                    7,180
  Deferred revenue, net of current portion                1,242                    1,499
  Deferred gain, net of current portion                     686                      700
  Deferred tax liability                                    181                      182
                                                       --------                 --------
    Total liabilities                                    12,396                   15,537
                                                       --------                 --------

Stockholders' Equity:
  Common stock, no par value, 10,000,000
    shares authorized, 3,493,418 and 3,487,058
    shares issued and outstanding, respectively           9,489                    9,471
  Retained earnings                                       5,299                    5,187
                                                       --------                 --------
    Total stockholders' equity                           14,788                   14,658
                                                       --------                 --------
Total liabilities & stockholders' equity               $ 27,184                 $ 30,195
                                                       ========                 ========

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (unaudited)

                                                                Three Months Ended
                                                     October 2, 1999          October 3, 1998
                                                     ---------------          ---------------
Net Sales
Total Net Sales                                        $  7,388                 $  9,351

Cost of Goods Sold                                        6,475                    8,158
                                                       --------                 --------
Gross Profit                                                913                    1,193

Operating Expenses:
  Selling, General and Administrative                       809                    1,304
  Research and Development                                  349                      260
                                                       --------                 --------

Income (Loss) from Operations                              (245)                    (371)

Other (Expense) Income:
Interest Expense                                           (139)                    (112)
Other Income (Expense)                                      180                      136
Equity Earnings in Affiliate                                449                       --
                                                       --------                 --------
Income (Loss) before income taxes and cumulative
 effect of change in accounting principle                   245                     (347)
Income Tax Benefit (Provision)                              (83)                     130
                                                       --------                 --------
Income (Loss) before cumulative effect of change
 in accounting principle                                    162                     (217)

Cumulative effect of change in accounting principle         (50)                       0
                                                       --------                 --------

Net Income (Loss)                                      $    112                 $   (217)
                                                       ========                 ========

Income (Loss) per share before cumulative effect of change in accounting principle:

    Basic                                                 $0.05                   $(0.06)
                                                          =====                   =======
    Diluted                                               $0.05                   $(0.06)
                                                          =====                   =======

Cumulative effect of change in accounting
 principle net of taxes                                   $0.02                    $0.00
                                                          =====                    =====

Net Income (Loss) Per Share:
    Basic                                                 $0.03                   $(0.06)
                                                          =====                   =======
    Diluted                                               $0.03                   $(0.06)
                                                          =====                   =======

Weighted Average Common Shares Outstanding:
    Basic                                                 3,489                    3,475
                                                          =====                    =====
    Diluted                                               3,489                    3,504
                                                          =====                    =====

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                   Three Months Ended              Three Months Ended
                                                                     October 2, 1999                 October 3, 1998
                                                                 ----------------------          ----------------------
Cash Flows From Operating Activities
  Net income (loss)                                                 $       112                     $      (217)
  Depreciation and amortization                                             426                             454
  Amortization of deferred gain on lease and joint venture                  (73)                            (14)
  Reduction of joint venture organizational costs                           102                              --
  Undistributed earnings in affiliate                                      (390)                             --
  Other                                                                      --                               3
  Changes in --
     Accounts receivable net                                              1,996                             723
     Inventories                                                           (113)                            648
     Prepaid expenses and other                                             254                             (93)
     Accounts payable and accrued expenses                                 (510)                         (1,839)
     Income taxes payable                                                    --                            (292)
     Deferred income taxes                                                   56                             128
                                                                    -----------                     -----------
  Net cash flows from operating activities                                1,860                            (499)
                                                                    ===========                     ===========

Cash Flows From Investing Activities
Purchases of property, plant & equipment                                    (18)                           (162)
Costs incurred for transfers from construction in progress                   --                            (946)
Investment in Affiliate                                                      --                            (506)
Change in notes receivable from employees                                    --                             (10)
                                                                    -----------                     -----------
Net cash used in investing activities                               $       (18)                    $    (1,624)
                                                                    ===========                     ===========

Cash Flows from Financing Activities
Proceeds from Long Term Debt                                                 50                           4,440
Repayment of Long Term Debt                                              (2,607)                         (1,943)
Stock issuance on stock purchase plan, and stock options                     18                               8
                                                                    -----------                     -----------
Net cash (used in) provided by financing activities                      (2,539)                          2,505
                                                                    ===========                     ===========
Net increase (decrease) in cash                                            (697)                            382
Cash and cash equivalents, beginning of period                            1,163                              81
                                                                    -----------                     -----------
Cash and cash equivalents, end of period                            $       466                     $       463
                                                                    ===========                     ===========

Supplemental cash flow information
Cash paid for interest, net of amounts capitalized                  $       148                     $       183
                                                                    ===========                     ===========
Cash paid (received) for income taxes net of
 amounts refunded                                                   $        --                     $        34
                                                                    ===========                     ===========

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Company Organization and Operations

Applied Films Corporation, (the "Company"), was originally incorporated in 1992 as a Michigan corporation. In June 1995, the Company reincorporated in Colorado. The Company's principal line of business is the manufacture and sale of thin film coated glass for use in flat panel and liquid crystal displays. During fiscal 1997, the Company began selling its thin film coated glass manufacturing equipment to flat panel display manufacturers. The Company experiences risks common to technology companies, including highly competitive and evolving markets for its products.

The Company was formed in May 1992 as the result of a merger between Applied Films, Inc. ("AFI") and a wholly owned subsidiary of Donnelly Corporation ("Donnelly"), Donnelly Coated Corporation ("DCC"). As a result of the merger, Donnelly owned 50% of the outstanding common stock of the Company, with the remaining 50% owned by the former shareholders of AFI. On November 26, 1997, Donnelly sold all its shares of Applied Films stock during the Company's initial public offering. In June of 1998, the Company formed a 50/50 Joint Venture (the "Joint Venture") in China with Nippon Sheet Glass Co. ("NSG"), to process, sell and export certain types of thin film coated glass.

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

Unaudited Financial Information

The accompanying interim financial information as of October 2, 1999 and for the three month periods ended October 3, 1998 and October 2, 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended October 2, 1999 are not necessarily indicative of the results to be expected for the entire year.

Change in Accounting Principle

The Company deferred certain start-up costs related to the Joint Venture in China. The Company adopted the application of SOP 98-5 in the first quarter of fiscal 2000 and wrote off those startup costs, the effect of that change is $50,000 net of tax. This item has been recorded as a change in accounting principle at the time of adoption. In April 1998, the SEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 1998 and 1999 include 52 and 53 weeks respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at October 2, 1999 and July 3, 1999 consist of the following:

                                                              October 2, 1999     July 3, 1999
                                                              ---------------     ------------
Raw materials, net....................................        $ 3,157,000         $ 4,195,000
Work-in-process.......................................             24,000              23,000
Materials for manufacturing systems...................            173,000             192,000
Finished goods........................................          4,911,000           3,742,000
                                                              -----------         -----------

                                                              $ 8,265,000         $ 8,152,000
                                                              ===========         ===========

Thin Film Coated Glass Revenue Recognition

Thin film coated glass revenues are recognized upon shipment to the customer. A provision for estimated sales returns and allowances is recognized in the period of the sale.

Thin Film Equipment Sales Revenue Recognition

Revenues relating to the sales of thin film coating equipment are recognized on the percentage-of completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General an administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company typically offers warranty coverage for equipment sales for a period of 12 months after final acceptance. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity. Provisions for anticipated losses on contracts, if any, will be made in the period they become evident.

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and supplies. The Company incurred approximately $349,000 and $260,000 of research and development costs for the first quarter of fiscal year 2000 and 1999, respectively.

Foreign Currency Transactions

The Company generated approximately 92% and 87% of its revenues in the first three months of fiscal 2000 and for fiscal year 1999, respectively, from sales to foreign corporations. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese yen. For those transactions denominated in Japanese yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of period spot exchange rate. Transaction gains or losses are charged or credited to income during the period.

(3) Sales by Geographic Region The breakdown of total sales by geographic region is as follows:

                                                                 Three Months Ended           Three Months Ended
                                                                  October 2, 1999              October 3, 1998
                                                                  ---------------              ---------------
                                                                    (unaudited)
Asia (other than Japan)..............................             $    5,297,000              $    5,930,000
Japan................................................                  1,614,000                   2,229,000
United States........................................                    643,000                   1,270,000
Europe and Other.....................................                    151,000                     324,000
                                                                  --------------              --------------
Gross sales..........................................                  7,705,000                   9,753,000
Less: sales returns and allowances...................                   (317,000)                   (402,000)
                                                                  --------------              --------------
Net sales............................................             $    7,388,000              $    9,351,000
                                                                  ==============              ==============

(4)  Segment Information

The Company manages its business and has segregated its activities into two business segments, the sale of "Thin film coated Glass" for use primarily in liquid crystal displays ("LCDs"), and the sales of "Thin Film Coating Equipment" to Flat Panel Display ("FPD") manufacturers. The Company adopted SFAS No. 131 at fiscal year end 1999. Certain financial information for each segment is provided below:

                                                           Three Months Ended       Three Months Ended
                                                             October 2, 1999         October 3, 1998
                                                             ---------------         ---------------
Net sales:
     Thin film coated glass                                   $     7,159              $     8,192
     Thin film coating equipment                                      229                    1,159

Operating (loss) income:
     Thin film coated glass`                                  $       397              $        70
     Thin film coating equipment                                     (641)                    (441)

         Total operating (loss)                               $      (245)             $      (371)

Identifiable assets:
     Thin film coated glass                                   $     6,407              $     7,857
     Thin film coating equipment                                       37                      188

         Total identifiable assets                            $     6,444              $     8,045

(5)  Investment in and Transactions with Joint Venture

In June 1998, the Company formed a 50/50 joint venture (the "Joint Venture") with Nippon Sheet Glass Co. ("NSG") in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the Joint Venture. During the third quarter the Company sold refurbished equipment to the Joint Venture for use in the process of thin film coating of glass. The sales price of approximately $5.1 million, was payable in February, June and August 1999. The Company received the first two payments in February and June and the final payment in early September 1999.

The Joint Venture began operations during the fourth quarter of fiscal 1999. The Company recorded 50% of income from operations of the Joint Venture after elimination of the impact of interentity transactions. The functional currency for the Joint Venture is the applicable local currency. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period.

During the first quarter, the Company purchased coated glass totaling $1,324,000 from the Joint Venture, of which $454,000 remained in inventory at quarter end. In addition, the Company accrued royalties receivable totaling $ 43,000 for the quarter ended October 2, 1999.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, suc as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999, Part I, "Certain Factors." When used herein, the terms "believe," "anticipate," "intend," "goa " "expect," and similar expressions may identify forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

OVERVIEW

     The majority of the Company's sales are derived from the sale of thin film coated glass to manufacturers of liquid crystal displays ("LCDs"). Most of the Company's LCD manufacturing customers are located in Asia. Sales to international customers represented approximately 92% of the Company's total gross sales and 92% of thin film coated glass sales in the first three months of fiscal 2000. The Company expects international sales will continue to represent a significant portion of its net sales. During fiscal 1997, the Company began selling thin film coating equipment to flat panel display ("FPD") and other manufacturers. Sales of thin film coating equipment totaled $4.6 million for fiscal year 1999, and $229,000 for the first quarter of fiscal 2000.

     Sales and related costs of coated glass sales are recognized when products are shipped to the customer. Historically, sales have varied substantially from quarter to quarter, and the Company expects such variations to continue. Because a significant portion of the Company's overhead is fixed, the Company's gross profit and results of operations may be adversely affected by fluctuations in sales and prices. The Company is typically able to ship its thin film coated glass within 30 days of receipt of the order and, therefore, does not customarily have a significant long-term backlog of coated glass. Historically, the Company has experienced significant price pressure from time to time in its thin film coated glass business. The Company expects continued downward pressure on its selling prices in the future.

     The Company sells most of its thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers which are in yen. Gross sales in yen were approximately $2.2 million for the fiscal 1999 first quarter and $1.3 million for the fiscal 2000 first quarter. The Company does not currently engage in international currency hedging transactions to mitigate its foreign exchange exposure, however, the Company does purchase raw glass from Japan which partially offsets foreign currency risks on thin film coated glass sales. The Company's purchases of raw material denominated in yen were approximately $1.6 million in the fiscal 1999 first quarter and $0.9 million for the fiscal 2000 first quarter. As of October 2, 1999, accounts receivable denominated in yen were approximately $713,000 or approximately 12% of total accounts receivable. As of October 2, 1999, accounts payable denominated in yen were approximately $994,000 or 28% of total accounts payable. The Company is generally paid by its customers for its yen denominated sales within approximately 15 to 45 days of the date of sale.

     Net sales of thin film coating equipment are recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. The lead time for the sale of thin film coating equipment is generally six to twelve months. To date, the Company has priced its coating equipment in U.S. dollars. Coating equipment backlog at the end of the first quarter of fiscal 2000 was $358,000 versus $423,000 at fiscal year end 1999 and $449,000 as of the end of the first quarter of fiscal 1999.

     In fiscal 1999, the Company experienced a 29% drop in prices for thin film coated glass as well as a reduction in demand. This situation forced the Company to realign its cost structure to better fit market conditions. In fiscal 1999, the Company took a $433,000 one time charge to earnings to cover the cost of severence and the completion of the move of the Company. The Company continues to focus on its cost structure to ensure profitable growth going forward.

     The Company reduced the borrowings on its line of credit to $4,500,000 as of October 2, 1999 from $7,000,000 at the end of fiscal 1999. This reduction allowed the Company to improve its liquidity ratios which positively affected its borrowing rate. The Company will continue to make increased working capital and reduction of debt high priorities.

RESULTS OF OPERATIONS

Three Months Ended October 2, 1999 Compared with Three Months Ended October 3, 1998

     Net Sales. Net sales decreased 21% to $7.4 million in the first quarter of fiscal 2000 from $9.4 million in the first quarter of fiscal 1999. The decrease reflected slightly weaker demand and lower selling prices for thin film coated glass and a decline in equipment sales. Net sales for thin film coated glass decreased approximately 13% from the first quarter of fiscal 1999 to the first quarter of fiscal 2000. Equipment sales decreased approximately 80% from the first quarter of fiscal 1999 to the first quarter of fiscal 2000.

     Gross Profit. Gross profit decreased to $0.9 million in the first quarter of fiscal 2000 from $1.2 million in the first quarter of fiscal 1999. As a percentage of net sales, gross profit margins were 12% in the first quarter of fiscal 2000 versus 13% in the first quarter of fiscal 1999. Gross profit margins for thin film coated glass for the first quarter of fiscal 2000 were negatively affected by declining sales volumes. Gross profit margins for coating equipment for the first quarter of fiscal 2000 were favorably affected by the sale of spare parts as well as warranty reserves which were reduced by $150,000 due to better than expected claims experience.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 38% to $809,000 in the first quarter of fiscal 2000 from $1.3 million in the first quarter of fiscal 1999 due primarily to lower overall overhead expenses resulting from cost reduction efforts and lower sales commissions. During the first quarter of 1999, the Company had one-time charges for severance and facility move costs of $316,000. As a percentage of net sales, selling, general and administrative costs were 12% for the first quarter of fiscal 2000 compared to 14% for the first quarter of fiscal 1999.

     Research and Development. Research and development expenses rose 34% to $349,000 in the first quarter of fiscal 2000 from $260,000 in the first quarter of fiscal 1999. This was due to increased salary and depreciation expenses from equipment used in process development. As a percentage of net sales, research and development expenses were 5% in the first quarter of fiscal 2000 and 3% in the first quarter of fiscal 1999.

     Equity Earnings in Affiliate. Equity Earnings in affiliate were $449,000 for the first quarter of fiscal 1999. The Joint Venture was not operational for the same period in the prior fiscal year.

     Interest Expense. Interest expense increased to $139,000 in the first quarter of fiscal 2000 from $112,000 in the first quarter of fiscal 1999. Average debt levels were higher during the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, due to the Company's $3.2 million investment in the joint venture that was funded using debt. The balance sheet reflects a lower debt balance at the close of the first quarter; however, the reduction in debt took place late in the quarter.

     Other Income (Expense). Other income (expense) was approximately $180,000 for the first quarter of fiscal 2000 versus $136,000 during the first quarter of fiscal 1999 due primarily to a gain on foreign currency and the addition of royalty income from the Joint Venture to this category.

     Income Tax Benefit (Provision). The Company had an income tax expense of ($83,000) in the first quarter of fiscal 2000 compared to a benefit of $130,000 in the first quarter of 1999. The effective tax rate was approximately 34% during both the first quarter of fiscal 2000 and first quarter of fiscal 1999.

     Cumulative effect of change in accounting principle. The Company experienced a write off of organizational costs associated with its Joint Venture in China of $50,000 net of taxes, to account for the adoption of SOP 98-5 requiring that start-up and organization costs will be expensed as incurred.

Liquidity and Capital Resources

     The Company has primarily funded its operations with cash generated from operations, proceeds from an initial public offering of the Company's stock during fiscal 1998 and with additional debt borrowings. Cash provided by (used in) operating activities for the first three months of fiscal 2000 was $1.9 million compared to ($499,000) for the corresponding period in fiscal 1999 due primarily to changes in accounts receivable/payables, accrued expenses, and depreciation expense, offset partially by net losses incurred during the first three months of fiscal 2000. In early September 1999, the Company received approximately $1.6 million as the final payment for the sale of coating equipment to the Joint Venture. As of October 2, 1999, the Company had cash and cash equivalents of approximately $466,000 and working capital of $9.6 million. As of October 2, 1999, accounts receivable were approximately $5.8 million.

     The Company has an $11.5 million credit facility with a commercial bank which expires September 17, 2002. As of October 2, 1999, the Company had approximately $4.5 million outstanding on its credit facility. Approximately $7.0 million of this facility was available to the Company on October 2, 1999.

     Cash used by investing activities for the first three months of fiscal 2000 was $18,000 compared to $1.6 million for the first three months of fiscal 1999. Capital expenditures for the three months ended October 2, 1999 were approximately $18,000, compared to $1.1 million for the three month period ended October 3, 1998. Capital expenditures for the current fiscal year are expected to be approximately $0.7 million.

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

The Company has completed a full assessment of all currently used computer systems as well as production and coating equipment systems and has corrected those areas that will be affected by the year 2000 issue. The Company did utilize outside vendors to assist in the upgrade of certain systems and estimates that the Company is approximately 99% complete with respect to its systems. The Company has tested each of these systems for year 2000 compliance.

In addition to reviewing its internal systems, the Company continues formal communications with its significant vendors concerning Year 2000 compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. The Company does not believe that its products and services involve any material Year 2000 risks.

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

     Approximately $4.5 million of the Company's borrowed debt is subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked primarily to the Eurodollar rate, and secondarily to the prime rate. The Company believes that a moderate change in either the Eurodollar rate or the prime rate would not materially affect operating results or financial condition of the Company.

Foreign Exchange Exposure

     The Company is exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At October 2, 1999, the Company had approximately $713,000 of its accounts receivable and $994,000 of its accounts payable denominated in yen. At July 3, 1999, the Company had approximately $605,000 of its accounts receivable and $1.1 million of its accounts payable denominated in yen.

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




                                           APPLIED FILMS CORPORATION



Date: October 29, 1999                     /s/ Thomas T. Edman
                                           Thomas T. Edman
                                           President and Chief Executive Officer


Date: October 29, 1999                     /s/ Lawrence D. Firestone
                                           Lawrence D. Firestone
                                           Chief Financial Officer