Form 10-Q
period 2000-01-01
APPLIED FILMS CORP
filed 2000-01-26
CIK 1040660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended January 1, 2000
                          Commission File Number 23103

                            APPLIED FILMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


             COLORADO                                      84-1311581
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


                9586 I-25 FRONTAGE RD., LONGMONT, COLORADO 80504
                ------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
3,502,136 shares of Common Stock were outstanding as of December 31, 1999.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                           --------
Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of January 1, 2000 and                        3
                  July 3, 1999

                  Consolidated Statements of Operations for the Three and Six Months           5
                  Ended January 1, 2000 and January 2, 1999

                  Consolidated Statements of Cash Flows for the Six Months                     7
                  Ended January 1, 2000 and January 2, 1999

                  Notes to Consolidated Financial Statements                                   8

Item 2.           Management's Discussion and Analysis of Financial                           12
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About                              18
                  Market Risk


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.                                           19


                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                January 1, 2000                  July 3, 1999
                                                                ---------------                  ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $    1,426                     $    1,163
  Accounts receivable, net
    of allowance of $62 and $73                                          5,635                          5,501
  Income earned, not billed                                                 --                          1,560
  Inventories, net                                                       9,530                          8,152
  Prepaid expenses and other                                               333                            675
  Income tax receivable                                                    523                            711
  Deferred tax asset, net                                                  322                            169
                                                                    ----------                      ---------
    Total current assets                                                17,769                         17,931
                                                                    ----------                      ---------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                     270                            270
  Building                                                                 226                            226
  Machinery and equipment                                               15,344                         15,491
  Office furniture and equipment                                           323                            444
  Leasehold improvements                                                 1,441                          1,340
                                                                    ----------                      ---------
    Total property plant and equipment                                  17,604                         17,771

  Accumulated depreciation                                              (9,772)                        (9,144)
                                                                    ----------                     ----------
    Total property plant and equipment, net                              7,832                          8,627
                                                                    ----------                     ----------

  Deferred tax, net                                                        139                             --
  Investment in affiliate                                                4,236                          3,637
                                                                    ----------                     ----------

Total Assets                                                        $   29,976                     $   30,195
                                                                    ==========                     ==========


                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                January 1, 2000                  July 3, 1999
                                                                ---------------                  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                            $    5,992                      $    3,950
  Accrued expenses                                                       1,365                           1,656
  Current portion of:
     Deferred revenue                                                      236                             236
     Deferred gain                                                          56                              56
     Long-term debt                                                        104                             221
                                                                    ----------                      ----------

     Total current liabilities                                           7,753                           6,119
                                                                    ----------                      ----------

NON-CURRENT LIABILITIES:
  Long-term debt, net of current portion                                 4,819                           7,180
  Deferred revenue, net of current portion                               1,238                           1,356
  Deferred gain, net of current portion                                    672                             700
  Deferred tax liability                                                    --                             182
                                                                    ----------                      ----------

    Total liabilities                                                   14,482                          15,537
                                                                    ----------                      ----------

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 10,000,000
    shares authorized, 3,503,564 and 3,487,058
    shares issued and outstanding, respectively                          9,525                           9,471
  Retained earnings                                                      5,969                           5,187
                                                                    ----------                      ----------

    Total stockholders' equity                                          15,494                          14,658
                                                                    ----------                      ----------

Total liabilities & stockholders' equity                            $   29,976                      $   30,195
                                                                    ==========                      ==========


                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                    Three Months Ended                    Six Months Ended
                                              January 1, 2000 January 2, 1999    January 1, 2000  January 2, 1999
                                              --------------- ---------------    ---------------  ---------------
Net Sales                                       $   8,308        $   6,176          $  15,696       $  15,527

Cost of Goods Sold                                  7,042            5,493             13,518          13,650
                                                ---------        ---------          ---------       ---------
Gross Profit                                        1,266              683              2,178           1,877

Operating Expenses:
  Selling, General and Administrative                 902              794              1,710           2,099
  Research and Development                            315              212                664             472
                                                ---------        ---------          ---------       ---------

Income (Loss) from Operations                          49             (323)              (196)           (694)

Other (Expense) Income:
Interest Expense                                    (101)             (140)              (240)           (251)
Other Income (Expense), Net                            14             (135)               193              --
Equity Earnings in Affiliate                          369               --                818              --
                                                ---------        ---------          ---------       ---------
Income   (Loss)  before  income  taxes  and
cumulative  effect of change in  accounting
principle                                             331             (598)               575            (945)

Income Tax Benefit                                    343              286                260             416
                                                ---------        ---------          ---------       ---------
Income (Loss) before  cumulative  effect of
change in accounting principle                        674             (312)               835           (529)

Cumulative  effect of change in  accounting
principle                                              --               --                 50              --
                                                ---------        ---------          ---------       ---------

Net Income (Loss)                               $     674        $    (312)         $     785       $   (529)
                                                =========        =========          =========       ========

Income (Loss) per share before cumulative
effect of change in accounting principle:
    Basic                                       $    0.19        $   (0.09)         $    0.24       $  (0.15)
                                                =========        =========          =========       ========
    Diluted                                     $    0.18        $   (0.09)         $    0.23       $  (0.15)
                                                =========        =========          =========       ========


 Cumulative effect of change in accounting      $    0.00        $    0.00          $    0.01       $    0.00
  Principle net of taxes                        =========        =========          =========       =========


Net Income (Loss) Per Share:
    Basic                                       $    0.19         $  (0.09)         $    0.23       $   (0.15)
                                                =========         ========          =========       =========
    Diluted                                     $    0.18         $  (0.09)         $    0.22       $   (0.15)
                                                =========         ========          =========       =========

Weighted Average Common Shares Outstanding:
    Basic                                           3,491            3,477              3,490           3,476
                                                =========        =========          =========       =========
    Diluted                                         3,741            3,477              3,670           3,476
                                                =========        =========          =========       =========


                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                               Six Months Ended                Six Months Ended
                                                               January 1, 2000                 January 2, 1999
                                                            -----------------------         -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $        785                    $       (529)
  Depreciation and amortization                                             847                             861
  Amortization of deferred gain on lease and joint venture                 (146)                            (28)
  Amortization and write-off of joint venture
  organizational costs                                                      102                              --
  Undistributed earnings in affiliate                                      (701)                             --
  Other                                                                      (2)                              1
  Changes in --
     Accounts receivable, net                                             1,426                           2,545
     Inventories                                                         (1,378)                            535
     Prepaid expenses and other                                             342                            (159)
     Accounts payable and accrued expenses                                1,751                          (2,749)
     Income taxes receivable (payable)                                      188                            (363)
     Deferred income taxes                                                 (474)                             44
                                                                   ------------                    ------------
  Net cash flows from operating activities                         $      2,740                    $        158
                                                                   ============                    ============

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant & equipment                                    (53)                   $       (415)
Costs incurred for completed machinery construction                          --                          (1,644)
Change in notes receivable from employees                                    --                             (10)
Investment in Joint Venture                                                  --                            (522)
                                                                   ------------                    ------------
Net cash used in investing activities                              $        (53)                   $     (2,591)
                                                                   ============                    ============

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long Term Debt                                       $      1,016                    $      7,508
Repayment of Long Term Debt                                              (3,494)                         (4,217)
Stock issuance on stock purchase plan, and stock options                     54                              32
                                                                   ------------                    ------------
Net cash (used in) provided by financing activities                $     (2,424)                   $      3,323
                                                                   ============                    ============
Net increase in cash                                                        263                             890
Cash and cash equivalents, beginning of period                            1,163                              81
                                                                   ------------                    ------------
Cash and cash equivalents, end of period                           $      1,426                    $        971
                                                                   ============                    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized                 $        228                    $        282
                                                                   ============                    ============
Cash paid (received) for income taxes net of
 amounts refunded                                                  $         --                    $       (100)
                                                                   ============                    ============


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

The Company was formed in May 1992 as the result of a merger between Applied Films, Inc. ("AFI") and a wholly owned subsidiary of Donnelly Corporation ("Donnelly"), Donnelly Coated Corporation ("DCC"). As a result of the merger, Donnelly owned 50% of the outstanding common stock of the Company, with the remaining 50% owned by the former shareholders of AFI. On November 26, 1997, Donnelly sold all of its shares of Applied Films stock during the Company's initial public offering. In June of 1998, the Company formed a 50/50 Joint Venture (the "Joint Venture") in China with Nippon Sheet Glass Co., Ltd. ("NSG"), to process, sell and export certain types of thin film coated glass.

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

JOINT VENTURE INCOME TAXES

During fiscal year 2000, the Company determined that the earnings from the Joint Venture would not be distributed to the Company for the foreseeable future, therefore a provision for U.S. income taxes need not be provided on the earnings from the Joint Venture. During fiscal year 1999, the Company accrued for income taxes to be paid on the earnings in the Joint Venture at a rate of 34%. Based on the fiscal year 2000 determination, the taxes originally provided during fiscal year 1999, as well as those provided through the first quarter of fiscal year 2000 on the earnings from the Joint Venture, were reversed in the second quarter of fiscal year 2000 resulting in a tax benefit for the second quarter of fiscal year 2000 of $343,000.

UNAUDITED FINANCIAL INFORMATION

The accompanying interim financial information as of January 1, 2000 and for the three and six month periods ended January 2, 1999 and January 1, 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended January 1, 2000 are not necessarily indicative of the results to be expected for the entire year.

CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the SEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted the application of SOP 98-5 in the first quarter of fiscal 2000 and wrote off certain start-up costs related to the Joint Venture in China. The effect of that change is $50,000 net of tax. This item has been recorded as a change in accounting principle at the time of adoption.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has evaluated SAB 101 and believes that there is no effect on the revenue recognition policies currently in place.

FISCAL YEAR

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 1999 and 2000 include 53 and 52 weeks respectively.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at January 1, 2000 and July 3, 1999 consist of the following:

                                       January 1, 2000           July 3, 1999
                                       ---------------           ------------
Raw materials, net ................         $4,282,000             $4,195,000
Work-in-process ...................             24,000                 23,000
Materials for manufacturing systems            152,000                192,000
Finished goods ....................          5,072,000              3,742,000
                                            ----------             ----------
                                            $9,530,000             $8,152,000
                                            ==========             ==========

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred and consist primarily of salaries and supplies. The Company incurred approximately $315,000 and $212,000 of research and development costs for the second quarter of fiscal year 2000 and 1999, respectively.

FOREIGN CURRENCY TRANSACTIONS

The Company generated approximately 91% and 83% of its revenues in the first six months of fiscal 2000 and for fiscal year 1999, respectively, from sales to foreign corporations. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese yen. For those transactions denominated in Japanese yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of period spot exchange rate. Transaction gains or losses are charged or credited to income during the period.

RELATED PARTIES

In addition to the Company's Joint venture investment described in Note 1, the Company has engaged in the following related party transactions. During the six months ended January 1, 2000, the Company had approximately $111,000 in sales to a company of which a member of the board of directors is the president.

(3)      SALES BY GEOGRAPHIC REGION

The breakdown of total sales by geographic region is as follows:

                                  Three Months Ended   Three Months Ended     Six Months Ended    Six Months Ended
                                   January 1, 2000       January 2, 1999      January 1, 2000      January 2, 1999
                                   ---------------       ---------------      ---------------      ---------------
Asia (other than Japan)........     $      4,204,000   $       2,819,000     $       9,501,000   $       8,749,000

Japan..........................            3,423,000           1,792,000             5,037,000           4,021,000

United States..................              781,000           1,441,000             1,424,000           2,711,000

Europe and Other...............              131,000             372,000               282,000             696,000
                                    ----------------   -----------------     -----------------   -----------------
Gross sales....................            8,539,000           6,424,000            16,244,000          16,177,000
Less: sales returns and
allowances.....................             (231,000)           (248,000)             (548,000)           (650,000)
                                    ----------------   -----------------     -----------------   -----------------
Net sales......................     $      8,308,000   $       6,176,000     $      15,696,000   $      15,527,000
                                    ================   =================     =================   =================

(4)      SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, the sale of "Thin Film Coated Glass" for use primarily in liquid crystal displays ("LCDs"), and the sales of "Thin Film Coating Equipment" to Flat Panel Display ("FPD") manufacturers. Certain financial information for each segment is provided below:



                                    Three Months Ended    Three Months Ended    Six Months Ended    Six Months Ended
                                     January 1, 2000       January 2, 1999      January 1, 2000     January 2, 1999
                                     ---------------       ---------------      ---------------     ---------------
Net sales:
     Thin film coated glass          $       8,109         $       5,635         $      15,268       $      13,827
     Thin film coating equipment               199                   541                   428               1,700
                                     -------------         -------------         -------------       -------------
Total net sales:                             8,308                 6,176                15,696              15,527
                                     =============         =============         =============       =============

Operating income (loss):
     Thin film coated glass          $         774         $          53         $       1,170       $         123
     Thin film coating equipment              (725)                 (376)               (1,366)               (817)
                                     -------------         -------------         -------------       -------------
Total operating income (loss)        $          49         $        (323)        $        (196)       $       (694)
                                     =============         =============         =============       =============

Identifiable assets:
     Thin film coated glass          $       5,819         $       8,495         $       5,819       $       8,495
     Thin film coating equipment             1,496                   256                 1,496                 256
     Corporate and other                       517                   672                   517                 672
                                     -------------         -------------         -------------       -------------
Total identifiable assets            $       7,832         $       9,423         $       7,832       $       9,423
                                     =============         =============         =============       =============



(5)      INVESTMENT IN AND TRANSACTIONS WITH JOINT VENTURE

In June 1998, the Company formed a 50/50 joint venture (the "Joint Venture") with Nippon Sheet Glass Co., Ltd. ("NSG") in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the Joint Venture. During the fiscal 1999 third quarter, the Company sold refurbished equipment to the Joint Venture for use in the process of thin film coating of glass. The sales price of approximately $5.1 million, was payable in February, June and August 1999. The Company received the first two payments in February and June and the final payment in early September 1999.

The Joint Venture began operations during the fourth quarter of fiscal 1999. The Company records 50% of income from operations of the Joint Venture after elimination of the impact of interentity transactions. The functional currency for the Joint Venture is the applicable local currency. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period.

Fiscal year to date, the Company purchased coated glass totaling $2.3 million from the Joint Venture, of which $441,000 remained in inventory at quarter end. In addition, the Company received a royalty payment of $96,000 from the Joint Venture during the quarter, and the Company accrued additional royalties receivable totaling $101,000 for the quarter ended January 1, 2000. In December 1999, the Company guaranteed approximately $1.7 million of Joint Venture debt.

  Summarized income information for the three months ended January 1, 2000 and for the six months ended January 1, 2000, is presented below (000's):



                                                                                          1999
                                                                     -----------------------------------------------
                                                                         Three Months             Six Months
                                                                             Ended                   Ended
                                                                        January 1, 2000         January 1, 2000

STEC
     Operating revenues.....................................               $     5,169             $   11,463
                                                                           -----------             ----------
     Net income (loss)......................................               $       630             $     1401
                                                                           ===========             ==========

AFCO's equity in earnings:
     Equity in earnings of STEC.............................               $       315             $      701
                                                                           ===========             ==========


Summarized balance sheet information for STEC as of January 1, 2000 and July 3, 1999 is presented below (000's):

                                                                        January 1, 2000         July 3, 1999

Assets:
     Current assets.........................................               $     7,833             $    5,411
     Property, plant and equipment..........................                     9,930                 10,414
                                                                           -----------             ----------
                                                                           $    17,763             $   15,825
                                                                           ===========             ==========

Capitalization and Liabilities:
     Current liabilities....................................               $     6,121             $    7,125
     Long-term debt.........................................                     3,138                  1,596
     Common shareholders' equity............................                     8,504                  7,104
                                                                           -----------             ----------
                                                                           $    17,763             $   15,825
                                                                           ===========             ==========

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION



         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in the Company's fiscal year 1999 Report on Form 10-K. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999, Part I, "Certain Factors." When used herein, the terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

OVERVIEW

         The majority of our sales are derived from the sale of thin film coated glass to manufacturers of liquid crystal displays ("LCDs"). Most of our LCD manufacturing customers are located in Asia. Sales to international customers represented approximately 91% of our total gross sales and 92% of thin film coated glass sales in the first six months of fiscal 2000. We expect international sales will continue to represent a significant portion of its net sales. During fiscal 1997, we began selling thin film coating equipment to flat panel display ("FPD") and other manufacturers. Sales of thin film coating equipment totaled $4.6 million for fiscal year 1999, and $428,000 for the first six months of fiscal 2000. In June of 1998, the Company formed a 50/50 joint venture in China with Nippon Sheet Glass Co. ("NSG"), to process, sell and export certain types of thin film coated glass.

         Sales and related costs of coated glass sales are recognized when products are shipped to the customer. Historically, sales have varied substantially from quarter to quarter, and we expect such variations to continue. We are typically able to ship our thin film coated glass within 30 days of receipt of the order and, therefore, do not customarily have a significant long-term backlog for coated glass sales. Historically, we have experienced significant price pressure from time to time in its thin film coated glass business. We expect continued downward pressure on our selling prices in the future.

         We sell most of our thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers which are denominated in Japanese yen. Gross sales in Japanese yen were approximately $6.7 million for fiscal 1999, and $4.5 million for the first six months of fiscal 2000. Currently, we do not engage in international currency hedging transactions to mitigate our foreign exchange exposure, however, we purchase raw glass from certain Japanese suppliers in transactions denominated in yen, which partially offsets foreign currency risks on thin film coated glass sales. Our purchases of raw material denominated in Japanese yen were approximately $5.8 million in fiscal 1999 and $3.6 million for the first six months of fiscal 2000. As of January 1, 2000, accounts receivable denominated in Japanese yen were approximately $1.7 million or approximately 31% of total accounts receivable. As of January 1, 2000, accounts payable denominated in yen were approximately $2.5 million or 41% of total accounts payable. We are generally paid by customers for Japanese yen denominated sales within approximately 15 to 45 days following the date of sale.

         Net sales of thin film coating equipment are recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. The lead time for completion of the thin film coating equipment is generally ten to fourteen months. To date, the Company has priced its thin film coating equipment in U.S. dollars. Coating equipment backlog at the end of the second quarter of fiscal 2000 was $6.1 million versus $423,000 at fiscal year end 1999 and $2.5 million as of the end of the second quarter of fiscal 1999.

         As of January 1, 2000 we had reduced the borrowings on our line of credit to $4.6 million as of January 1, 2000 from $7.0 million at the end of fiscal 1999. This reduction allowed us to improve our liquidity ratios which positively affected its borrowing rate. We will continue to emphasize increased working capital and reduction of debt.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 1, 2000 COMPARED WITH THREE MONTHS ENDED JANUARY 2, 1999

         Net Sales. Net sales increased 34% to $8.3 million in the second quarter of fiscal 2000 from $6.2 million in the second quarter of fiscal 1999. The increase reflected stronger demand for coated glass as well as a shift to a higher concentration of STN glass. Net sales for thin film coated glass increased approximately 44% for the second quarter of fiscal 2000 compared to the second quarter of fiscal 2000. Equipment sales decreased approximately 63% for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999.

         Gross Profit. Gross profit increased 86% to $1.3 million in the second quarter of fiscal 2000 from $0.7 million in the second quarter of fiscal 1999. As a percentage of net sales, gross profit margins were 15% in the second quarter of fiscal 2000 compared with 11% in the second quarter of fiscal 1999. Gross profit margins for thin film coated glass for the second quarter of fiscal 2000 were positively affected by the increase of STN glass sales. Gross profit margins for coating equipment for the first quarter of fiscal 2000 were favorably affected by the sale of spare parts as well as warranty reserves that were reduced by $300,000 due to better than expected warranty claims experience.

         Selling, General and Administrative. Selling, general and administrative expenses increased 14% to $902,000 in the second quarter of fiscal 2000 from $794,000 in the second quarter of fiscal 1999 due primarily to increased salary costs, sales expenses and facility expenses. As a percentage of net sales, selling, general and administrative costs were 11% for the second quarter of fiscal 2000 compared to 13% for the second quarter of fiscal 1999.

         Research and Development. Research and development expenses rose 49% to $315,000 in the second quarter of fiscal 2000 from $212,000 in the second quarter of fiscal 1999. This was due to increased salary and depreciation expenses from equipment used in process development. As a percentage of net sales, research and development expenses were 4% in the second quarter of fiscal 2000 and 3% in the second quarter of fiscal 1999.

         Equity Earnings in Affiliate. Equity Earnings in affiliate were $369,000 for the second quarter of fiscal 2000. The joint venture was not operating for the comparable period in fiscal 1999.

         Interest Expense. Interest expense decreased to $101,000 in the second quarter of fiscal 2000 from $140,000 in the second quarter of fiscal 1999. Average debt levels were lower during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, due to the reduction in borrowing upon receipt of the final payment on the equipment sale to the joint venture.

         Other Income (Expense). Other income (expense) was approximately $14,000 for the second quarter of fiscal 2000 versus ($135,000) during the second quarter of fiscal 1999. The decrease is primarily the result of the Company's loss on foreign currency largely offsetting the royalty income from the Joint Venture during the second quarter of fiscal 2000.

         Income Tax Benefit (Provision). We had an income tax benefit of $343,000 in the second quarter of fiscal 2000 compared to an expense of ($286,000) in the second quarter of 1999. The effective tax rate was not meaningful during the second quarter of fiscal 2000, as noted below, and was 34% during the second quarter of fiscal 1999.

         During fiscal year 2000, we determined that the earnings from the joint venture would not be distributed to us for the foreseeable future, therefore a provision for U.S. income taxes need not be provided on the earnings from the joint venture. During fiscal year 1999, we accrued for income taxes to be paid on the earnings in the joint venture at a rate of 34%. Based on the fiscal year 2000 determination, the taxes originally provided during fiscal year 1999, as well as those provided through the first quarter of fiscal year 2000 on the earnings from the joint venture, were reversed in the second quarter of fiscal year 2000, resulting in a tax benefit of $343,000 for the second quarter of fiscal 2000.

SIX MONTHS ENDED JANUARY 1, 2000 COMPARED WITH SIX MONTHS ENDED JANUARY 2, 1999

         Net Sales. Net sales increased 1% to $15.7 million in the first six months of fiscal 2000 from $15.5 million in the first six months of fiscal 1999. This reflected stronger demand for STN glass offset by a decline in equipment sales from the same period last year. Net sales for thin film coated glass increased approximately 10% for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Equipment sales decreased approximately 75% in the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

         Gross Profit. Gross profit increased to $2.2 million in the first six months of fiscal 2000 from $1.9 million in the first six months of fiscal 1999. As a percentage of net sales, gross profit margins were 14% in the first six months of fiscal 2000 compared with 12% in the first six months of fiscal 1999. Gross profit margins for thin film coated glass for the first six months of fiscal 2000 were positively affected by the increasing sales of STN coated glass. Gross profit margins for coating equipment for the first six months of fiscal 2000 were favorably affected by the sale of spare parts, warranty reserves that were reduced by $300,000 due to better than expected warranty claims experience.


         Selling, General and Administrative. Selling, general and administrative expenses decreased 19% to $1.7 million in the first six months of fiscal 2000 from $2.1 million in the first six months of fiscal 1999 due primarily to lower overhead expenses resulting from cost reduction efforts and lower sales commissions. The first six months of fiscal 1999 was also effected by one-time charges for severance and facility moving costs of $316,000. As a percentage of net sales, selling, general and administrative costs were 11% for the first six months of fiscal 2000 compared to 14% for the first six months of fiscal 1999.

         Research and Development. Research and development expenses rose 41% to $664,000 for the first six months of fiscal 2000 from $472,000 in the first six months of fiscal 1999. This was due to increased salary costs and depreciation expenses for equipment used in process development. As a percentage of net sales, research and development expenses were 4% in the first six months of fiscal 2000 and 3% in the first six months of fiscal 1999.

         Equity Earnings in Affiliate. Equity Earnings in affiliate were $818,000 for the first six months of fiscal 2000. The joint venture was not operating for the comparable period in fiscal 1999.

         Interest Expense. Interest expense decreased to $240,000 for the first six months of fiscal 2000 from $251,000 in the first six months of fiscal 1999. Average debt levels were lower during the first six months of fiscal 2000 compared to the first six months of fiscal 1999, due to the reduction in borrowing upon receipt of the final payment on the equipment sale to the joint venture.

         Other Income (Expense). Other income was approximately $193,000 for the first six months of fiscal 2000 due primarily to a gain on foreign currency and royalty income from the joint venture.

         Income Tax Benefit (Provision). We had an income tax benefit of $260,000 in the first six months of fiscal 2000 compared to a benefit of $416,000 in the first six months of fiscal 1999. The effective tax rate was not meaningful during the second quarter of fiscal 2000, as noted below, and was 34% during the second quarter of fiscal 1999.

         During fiscal year 2000, we determined that the earnings from the joint venture would not be distributed to us for the foreseeable future, therefore a provision for U.S. income taxes need not be provided on the earnings from the joint venture. During fiscal year 1999, we accrued for income taxes to be paid on the earnings in the joint venture at a rate of 34%. Based on the fiscal year 2000 determination, the taxes originally provided during fiscal year 1999, as well as those provided through the first quarter of fiscal year 2000 on the earnings from the joint venture, were reversed in the second quarter of fiscal year 2000, resulting in a tax benefit of $260,000 for the first six months of fiscal 2000.

         Cumulative effect of change in accounting principle. During the first six months of fiscal 2000 we wrote off organizational costs associated with its joint venture totaling $50,000 net of taxes, to account for the adoption of SOP 98-5, which requires that historically deferred start-up and organization costs be written off.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations with cash generated from operations, proceeds from an initial public offering of our common stock and with borrowings. Cash provided by operating activities for the first six months of fiscal 2000 was $2.7 million compared to $158,000 for the corresponding period in fiscal 1999 due primarily to changes in accounts receivable/payables, accrued expenses, and depreciation expense, offset partially by an increase in inventory during the first six months of fiscal 2000. In early September 1999, we received approximately $1.6 million as the final payment for the sale of coating equipment to the joint venture. As of January 1, 2000, we had cash and cash equivalents of approximately $1.4 million and working capital of $11.8 million. As of January 1, 2000, accounts receivable were approximately $5.6 million.

         Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of January 1, 2000, approximately $4.6 million was outstanding on our credit facility compared with $7.0 million outstanding on July 3, 1999. Approximately $6.9 million of this facility was available to us on January 1, 2000. The interest rate under the credit facility was 8.5% at January 1, 2000.

         Cash used by investing activities for the first six months of fiscal 2000 was $53,000 compared to $6.0 million for the first six months of fiscal 1999. Capital expenditures for the six months ended January 1, 2000 were approximately $53,000, compared to $2.9 million for the six month period ended January 2, 1999. We anticipate capital expenditures of approximately $1.0 million in the remainder of fiscal 2000.

         We believe that our working capital and capital resource needs will continue to be met by operations, borrowings under the existing credit facility and the proceeds from the pending offering.

YEAR 2000 COMPLIANCE

         The Year 2000 issue has not had a material adverse effect on our financial condition, results of operations or liquidity. However, the systems of other companies that interact with us may not be Year 2000 compliant, which may adversely affect us.

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

         Approximately $4.6 million of the Company's borrowed debt is subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked primarily to the Eurodollar rate, and secondarily to the prime rate. The Company believes that a moderate change in either the Eurodollar rate or the prime rate would not materially affect operating results or financial condition of the Company. A one percent change in interest rates would result in an approximate $46,000 annual impact on pre-tax income based on the quarters and borrowing level of debt subject to interest interfluctuations.

FOREIGN EXCHANGE EXPOSURE

         The Company is exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At January 1, 2000, the Company had approximately $1.7 million of its accounts receivable and $2.5 million of its accounts payable denominated in Japanese yen. At July 3, 1999, the Company had approximately $605,000 of its accounts receivable and $1.1 million of its accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $75,000 net impact on pre-tax income based on the quarter end foreign currency denominated accounts receivable and accounts payable balances.

         Notwithstanding the above, actual changes in interest rates and foreign exchange rates could adversely affect the Company's operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

                                     PART II
                                OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  Exhibit No.        Description
                  -----------        -----------

                  27 -               Financial Data Schedule (EDGAR filing only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                    APPLIED FILMS CORPORATION



Date: January 25, 2000                /s/ Thomas T. Edman
      -----------------            ---------------------------
                                   Thomas T. Edman
                                   President and Chief Executive Officer


Date: January 25, 2000               /s/ Lawrence D. Firestone
      -----------------            ----------------------------
                                   Lawrence D. Firestone
                                   Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                      Description
-----------                      -----------
27                               Financial Data Schedule
