Form 10-Q/A
period 2000-01-01
APPLIED FILMS CORP
filed 2000-02-09
CIK 1040660

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

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                           --------
Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of January 1, 2000 and                        3
                  July 3, 1999

                  Consolidated Statements of Operations for the Three and Six Months           5
                  Ended January 1, 2000 and January 2, 1999

                  Consolidated Statements of Cash Flows for the Six Months                     7
                  Ended January 1, 2000 and January 2, 1999

                  Notes to Consolidated Financial Statements                                   8

Item 2.           Management's Discussion and Analysis of Financial                           13
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About                              19
                  Market Risk


PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Securities Holders                       20

Item 6.           Exhibits and Reports on Form 8-K.                                           20


                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                January 1, 2000                  July 3, 1999
                                                                ---------------                  ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $    1,426                     $    1,163
  Accounts receivable, net
    of allowance of $62 and $73                                          5,635                          5,501
  Income earned, not billed                                                 --                          1,560
  Inventories, net                                                       9,530                          8,152
  Prepaid expenses and other                                               333                            675
  Income tax receivable                                                    523                            711
  Deferred tax asset, net                                                  322                            169
                                                                    ----------                      ---------
    Total current assets                                                17,769                         17,931
                                                                    ----------                      ---------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                     270                            270
  Building                                                                 226                            226
  Machinery and equipment                                               15,344                         15,491
  Office furniture and equipment                                           323                            444
  Leasehold improvements                                                 1,441                          1,340
                                                                    ----------                      ---------
    Total property plant and equipment                                  17,604                         17,771

  Accumulated depreciation                                              (9,772)                        (9,144)
                                                                    ----------                     ----------
    Total property plant and equipment, net                              7,832                          8,627
                                                                    ----------                     ----------

  Deferred tax, net                                                        139                             --
  Investment in affiliate                                                4,354                          3,637
                                                                    ----------                     ----------

Total Assets                                                        $   30,094                     $   30,195
                                                                    ==========                     ==========


                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                January 1, 2000                  July 3, 1999
                                                                ---------------                  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                            $    5,992                      $    3,950
  Accrued expenses                                                       1,365                           1,656
  Current portion of:
     Deferred revenue                                                      236                             236
     Deferred gain                                                          56                              56
     Long-term debt                                                        104                             221
                                                                    ----------                      ----------

     Total current liabilities                                           7,753                           6,119
                                                                    ----------                      ----------

NON-CURRENT LIABILITIES:
  Long-term debt, net of current portion                                 4,819                           7,180
  Deferred revenue, net of current portion                               1,238                           1,356
  Deferred gain, net of current portion                                    672                             700
  Deferred tax liability                                                    --                             182
                                                                    ----------                      ----------

    Total liabilities                                                   14,482                          15,537
                                                                    ----------                      ----------

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 10,000,000
    shares authorized, 3,503,564 and 3,487,058
    shares issued and outstanding, respectively                          9,525                           9,473
  Deferred compensation                                                     --                              --
  Other cumulative comprehensive income                                    118                              --
  Retained earnings                                                      5,969                           5,185
                                                                    ----------                      ----------

    Total stockholders' equity                                          15,612                          14,658
                                                                    ----------                      ----------

Total liabilities & stockholders' equity                            $   30,094                      $   30,195
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

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations with cash generated from operations, proceeds from an initial public offering of our common stock and with borrowings. Cash provided by operating activities for the first six months of fiscal 2000 was $2.7 million compared to $158,000 for the corresponding period in fiscal 1999 due primarily to changes in accounts receivable/payables, accrued expenses, and depreciation expense, offset partially by an increase in inventory during the first six months of fiscal 2000. In early September 1999, we received approximately $1.6 million as the final payment for the sale of coating equipment to the joint venture. As of January 1, 2000, we had cash and cash equivalents of approximately $1.4 million and working capital of $10.0 million. As of January 1, 2000, accounts receivable were approximately $5.6 million.

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

FOREIGN EXCHANGE EXPOSURE

         The Company is exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At January 1, 2000, the Company had approximately $1.7 million of its accounts receivable and $2.5 million of its accounts payable denominated in Japanese yen. At July 3, 1999, the Company had approximately $605,000 of its accounts receivable and $1.1 million of its accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $7,500 net impact on pre-tax income based on the quarter end foreign currency denominated accounts receivable and accounts payable balances.

         Notwithstanding the above, actual changes in interest rates and foreign exchange rates could adversely affect the Company's operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

                                     PART II
                                OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


(a) The annual meeting of shareholders of the Company was held on October 26, 1999 ("Annual Meeting").

(b) The following director was elected at the Annual Meeting for a term expiring in 2000: Vincent Sollitto, Jr.; and the following directors were elected at the Annual Meeting for terms expiring in 2002: Richard P. Beck and Chad D. Quist. Other directors whose terms continued after the meeting are as follows: John S. Chapin and Cecil VanAlsburg whose terms expire in 2001; and Thomas T. Edman, whose term expires in 2000.

(c) At the Annual Meeting, one director was elected for a term expiring in 2000, two directors were elected for terms expiring in 2002, and shareholders approved an amendment to the Applied Films Corporation 1997 Stock Option Plan increasing the maximum number of shares available under the plan from 172,500 to 272,500. The vote was as follows:


                                                          For           Withhold
                                                          ---           --------
          Director Nominees
               Vincent Sollitto, Jr.                   2,977,472         20,199
               Richard P. Beck                         2,976,154         20,678
               Chad D. Quist                           2,976,154         20,678


                                                                            Not
                                                                            ---
                                             For     Against    Abstain    Voted
                                             ---     -------    -------    -----

          Amendment to Applied Films     2,947,703   37,083      3,335    12,850
          1997 Stock Option Plan



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



Date: February 9, 2000                /s/ Thomas T. Edman
      -----------------            ---------------------------
                                   Thomas T. Edman
                                   President and Chief Executive Officer


Date: February 9, 2000               /s/ Lawrence D. Firestone
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
