Form 10-Q
period 2000-04-01
APPLIED FILMS CORP
filed 2000-05-01
CIK 1040660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended April 1, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

6,034,823 shares of Common Stock were outstanding as of March 31, 2000.

                                      INDEX



                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of April 1, 2000
          and July 3, 1999...................................................  3

          Consolidated Statements of Operations for the Three and
          Nine Months Ended April 1, 2000 and April 3, 1999..................  4

          Consolidated Statements of Cash Flows for the Nine
          Months Ended April 1, 2000 and April 3, 1999.......................  5

          Notes to Consolidated Financial Statements.........................  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 13



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................... 14

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                           April 1, 2000          July 3, 1999
                                                                                           -------------          ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................                $ 51,468               $  1,163
  Accounts receivable, net of allowance of $93 and $73.......................                   8,699                  5,501
  Revenue in excess of billings..............................................                   1,335                  1,560
  Inventories, net...........................................................                  10,032                  8,152
  Prepaid expenses and other.................................................                     378                    675
  Income tax receivable......................................................                     489                    711
  Deferred tax asset, net....................................................                     260                    169
                                                                                             --------               --------
    Total current assets.....................................................                  72,661                 17,931
                                                                                             --------               --------
PROPERTY, PLANT AND EQUIPMENT:
  Land.......................................................................                     270                    270
  Building...................................................................                     226                    226
  Machinery and equipment....................................................                  15,689                 15,491
  Office furniture and equipment.............................................                     328                    444
  Leasehold improvements.....................................................                   1,441                  1,340
                                                                                             --------               --------
    Total property plant and equipment.......................................                  17,954                 17,771

  Accumulated depreciation...................................................                 (10,235)                (9,144)
                                                                                             --------               --------
    Total property plant and equipment, net..................................                   7,719                  8,627
                                                                                             --------               --------
  Deferred tax asset.........................................................                     140                     --
  Investment in affiliate....................................................                   4,923                  3,637
                                                                                             --------               --------
Total Assets.................................................................                $ 85,443               $ 30,195
                                                                                             ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable.....................................................                $  8,181               $  3,950
  Accrued expenses...........................................................                   1,693                  1,656
  Billings in excess of revenue..............................................                   1,711                     --
  Current portion of:
     Deferred revenue........................................................                     236                    236
     Deferred gain...........................................................                      56                     56
     Long-term debt..........................................................                      26                    221
                                                                                             --------               --------
     Total current liabilities...............................................                  11,903                  6,119
                                                                                             --------               --------

NON-CURRENT LIABILITIES:
  Long-term debt, net of current portion.....................................                      --                  7,180
  Deferred revenue, net of current portion...................................                   1,179                  1,356
  Deferred gain, net of current portion......................................                     659                    700
  Deferred tax liability.....................................................                      --                    182
                                                                                             --------               --------
    Total liabilities........................................................                  13,741                 15,537
                                                                                             --------               --------
STOCKHOLDERS' EQUITY:
  Common stock, no par value, 10,000,000
    shares authorized, 6,034,823 and 3,487,058
    shares issued and outstanding, respectively..............................                  64,925                  9,473
  Retained earnings..........................................................                   6,777                  5,185
                                                                                             --------               --------
    Total stockholders' equity...............................................                  71,702                 14,658
                                                                                             --------               --------
Total liabilities & stockholders' equity.....................................                $ 85,443               $ 30,195
                                                                                             ========               ========

See Accompanying Notes to Consolidated Financial Statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                 Three Months Ended                     Nine Months Ended
                                                          April 1, 2000      April 3, 1999      April 1, 2000         April 3, 1999
                                                        -------------       -------------      -------------         -------------
Net Sales......................................          $11,759            $ 8,216            $27,455               $23,744

Cost of Goods Sold.............................           10,301              6,622             23,818                20,272
                                                         -------            -------            -------               -------
Gross Profit...................................            1,458              1,594              3,637                 3,472

Operating Expenses:
  Selling, General and Administrative..........            1,084                911              2,821                 3,010
  Research and Development.....................              360                274              1,024                   747
                                                         -------            -------            -------               -------

Income (Loss) from Operations..................               14                409               (208)                 (285)

Other (Expense) Income:
Interest (Expense) Income......................               32               (167)              (200)                 (419)
Other Income (Expense), Net....................              125                (27)               312                   (26)
Equity Earnings in Affiliate...................              697                 --              1,515                    --
                                                         -------            -------            -------               -------
Income   (Loss)  before  income  taxes  and
  cumulative  effect of change in  accounting
  principle....................................              868                215              1,419                  (730)

Income Tax Benefit (provision).................              (61)               (72)               224                   344
                                                         -------            -------            -------               -------
Income (Loss) before  cumulative  effect of
change in accounting principle.................              807                143              1,643                  (386)

Cumulative  effect of change in  accounting
  principle, net of taxes......................               --                 --                (50)                   --
                                                         -------            -------            -------               -------

Net Income (Loss)..............................          $   807            $   143            $ 1,593               $  (386)
                                                         =======            =======            =======               =======

Income (Loss) per share before cumulative
effect of change in accounting principle:
    Basic......................................          $  0.20            $  0.04            $  0.44               $  (0.11)
                                                         =======            =======            =======               ========
    Diluted....................................          $  0.18            $  0.04            $  0.41               $  (0.11)
                                                         =======            =======            =======               ========
Cumulative effect of change in accounting
  principle, net of taxes                                $  0.00            $  0.00            $ (0.01)              $   0.00
                                                         =======            =======            =======               ========

Net Income (Loss) Per Share:
    Basic......................................          $  0.20            $   0.04           $  0.43               $  (0.11)
                                                         =======            ========           =======               ========
    Diluted....................................          $  0.18            $   0.04           $  0.40               $  (0.11)
                                                         =======            ========           =======               ========
Weighted Average Common Shares Outstanding:
    Basic......................................            4,005               3,480             3,662                  3,477
                                                         =======            ========           =======               ========
    Diluted....................................            4,382               3,480             3,967                  3,477
                                                         =======            ========           =======               ========

See Accompanying Notes to Consolidated Financial Statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                       Nine Months Ended         Nine Months Ended
                                                                                         April 1, 2000             April 3, 1999
                                                                                         -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..........................................................              $ 1,593                   $  (386)
  Depreciation and amortization..............................................                1,342                     1,292
  Amortization of deferred gain on lease and Joint Venture...................                 (219)                      (42)
  Amortization and write-off of Joint Venture................................
  organizational costs.......................................................                  102                        --
  Undistributed earnings in affiliate........................................               (1,463)                       --
  Other......................................................................                   (5)                       25
  Changes in --
     Accounts receivable, net................................................               (1,638)                    2,088
     Revenue in excess of billings...........................................               (1,335)                       --
     Inventories.............................................................               (1,880)                    1,863
     Prepaid expenses and other..............................................                  297                      (500)
     Accounts payable and accrued expenses...................................                4,269                    (4,109)
     Income taxes receivable (payable).......................................                  222                      (327)
     Deferred gain on equipment sale to Joint Venture........................                   --                     1,449
     Deferred income taxes...................................................                 (413)                     (174)
     Billings in excess of revenue...........................................                1,711                        --
                                                                                           -------                   -------
  Net cash flows from operating activities...................................                2,583                     1,179

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant & equipment.....................................                 (357)                  $  (845)
Costs incurred for completed machinery construction..........................                   --                      (359)
Change in notes receivable from employees....................................                   --                       (10)
Investment in Joint Venture..................................................                   --                    (3,236)
                                                                                           -------                   -------
Net cash used in investing activities........................................                 (357)                   (4,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long Term Debt.................................................                3,443                    10,988
Repayment of Long Term Debt..................................................              (10,818)                   (7,382)
Stock issuance on stock purchase plan, and stock options.....................                  137                        39
Proceeds from secondary offering.............................................               55,317                         0
                                                                                           -------                   -------
Net cash (used in) provided by financing activities..........................               48,079                     3,645
Net increase in cash.........................................................               50,305                       374
Cash and cash equivalents, beginning of period...............................                1,163                        81
                                                                                           -------                   -------
Cash and cash equivalents, end of period.....................................              $51,468                   $   455
                                                                                           =======                   =======
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest.......................................................              $   351                   $   735
                                                                                           =======                   =======
Cash received for income taxes net of amounts refunded                                     $    --                   $  (100)
                                                                                           =======                   =======

See Accompanying Notes to Consolidated Financial Statements.

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

JOINT VENTURE INCOME TAXES

     During fiscal year 2000, the Company determined that the earnings from the Joint Venture would not be distributed to the Company for the foreseeable future, therefore a provision for U.S. income taxes need not be provided on the earnings from the Joint Venture. During fiscal year 1999, the Company accrued for income taxes to be paid on the earnings in the Joint Venture at a rate of 34%. Based on the fiscal year 2000 determination, the taxes originally provided during fiscal year 1999, as well as thos provided through the first quarter of fiscal year 2000 on the earnings from the Joint Venture, were reversed in the second quarter of fiscal year 2000 resulting in a tax benefit for the second quarter of fiscal year 2000 of $343,000.

UNAUDITED FINANCIAL INFORMATION

     The accompanying interim financial information as of April 1, 2000 and for the three and nine month periods ended April 3, 1999 and April 1, 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended April 1, 2000 are not necessarily indicative of the results to be expected for the entire year.

CHANGE IN ACCOUNTING PRINCIPLE

     In April 1998, the SEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted the application of SOP 98-5 in the first quarter of fiscal 2000 and wrote off certain start-up costs related to the Joint Venture in China. The effect of that change is $50,000 net of tax. This item was recorded as a change in accounting principle at the time of adoption.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has evaluated SAB 101 and believes that there is no significant effect on the revenue recognition policies currently in place.

FISCAL YEAR

     The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 1999 and 2000 include 53 and 52 weeks respectively.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at April 1, 2000 and July 3, 1999 consist of the following (000's):

                                                                                              April 1, 2000     July 3, 1999
                                                                                              -------------     ------------
Raw materials, net..............................................................               $    4,254         $   4,195
Work-in-process.................................................................                       24                23
Materials for manufacturing systems.............................................                      157               192
Finished goods..................................................................                    5,597             3,742
                                                                                               ----------         ---------
                                                                                               $   10,032         $   8,152
                                                                                               ==========         =========

THIN FILM COATED GLASS REVENUE RECOGNITION

     Thin film coated glass revenues are recognized upon shipment to the customer. A provision for estimated sales returns and allowances is recognized in the period of the sale.

THIN FILM EQUIPMENT SALES REVENUE RECOGNITION

     Revenues relating to the sales of thin film coating equipment are recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company typically offers warranty coverage for equipment sales for a period of 12 months once installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity. Provisions for anticipated losses on contracts, if any, will be made in the period they become evident.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred and consist primarily of salaries, depreciation, development materials and supplies. The Company incurred approximately $360,000 and $274,000 of research and development costs for the third quarter of fiscal years 2000 and 1999, respectively.

FOREIGN CURRENCY TRANSACTIONS

     The Company generated approximately 92% and 85% of its revenues in the first nine months of fiscal year 2000 and for fiscal year 1999, respectively, from sales to foreign corporations. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese yen. For those transactions denominated in Japanese yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of period spot exchange rate. Transaction gains or losses are charged or credited to income during the period.

RELATED PARTIES

     In addition to the Company's Joint Venture investment described in Note 1, the Company has engaged in the following related party transaction. During the nine months ended April 1, 2000, the Company had approximately $178,000 in sales to a company of which a member of the board of directors is the president.

(3) SALES BY GEOGRAPHIC REGION

The breakdown of total sales by geographic region is as follows (000's):

                                  Three Months Ended      Three Months Ended        Nine Months Ended          Nine Months Ended
                                     April 1, 2000           April 3, 1999            April 1, 2000              April 3, 1999
                                  ------------------      ------------------        -----------------          -----------------
Asia (other than Japan)....           $    5,709              $    5,253               $    15,210                $    14,002

Japan......................                5,216                   1,750                    10,253                      5,771

United States..............                  884                   1,187                     2,308                      3,898

Europe and Other...........                  289                     287                       571                        983
                                      ----------              ----------               -----------                -----------
Gross sales................               12,098                   8,477                    28,342                     24,654
Less: sales returns and
allowances.................                 (339)                   (261)                     (887)                      (910)
                                      ----------              ----------               -----------                -----------
Net sales..................           $   11,759              $    8,216               $    27,455                $    23,744
                                      ==========              ==========               ===========                ===========

(4) SEGMENT INFORMATION

     The Company manages its business and has segregated its activities into two business segments, the sale of "Thin Film Coated Glass" for use primarily in liquid crystal displays ("LCDs"), and the sales of "Thin Film Coating Equipment" to Flat Panel Display ("FPD") manufacturers. Certain financial information for each segment is provided below (000's):

                                           Three Months Ended    Three Months Ended       Nine Months Ended        Nine Months Ended
                                              April 1, 2000         April 3, 1999           April 1, 2000            April 3, 1999
                                           ------------------    ------------------       -----------------        -----------------
Net sales:
     Thin film coated glass.........            $10,274                $5,727                 $25,542                  $19,555
     Thin film coating equipment....              1,485                 2,489                   1,913                    4,189
                                                -------                ------                 -------                  -------
Total net sales:....................             11,759                 8,216                  27,455                   23,744
                                                =======                ======                 =======                  =======
Operating income (loss):
     Thin film coated glass.........             $  556                $ (491)                $ 1,701                  $  (368)
     Thin film coating equipment....               (542)                  900                  (1,909)                      83
                                                -------                ------                 -------                  -------
Total operating income (loss).......             $   14                $  409                 $  (208)                 $  (285)
                                                =======                ======                 =======                  =======
Identifiable assets:
     Thin film coated glass.........             $5,785                $7,590                 $ 5,785                  $ 7,590
     Thin film coating equipment....              1,328                 1,501                   1,328                    1,501
     Corporate and other............                606                    85                     606                       85
                                                -------                ------                 -------                  -------
Total identifiable assets...........             $7,719                $9,176                 $ 7,719                  $ 9,176
                                                =======                ======                 =======                  =======

(5) INVESTMENT IN AND TRANSACTIONS WITH JOINT VENTURE

     In June 1998, the Company formed a 50/50 joint venture (the "Joint Venture") with Nippon Sheet Glass Co., Ltd. ("NSG") in China to manufacture, process, sell and export certain types of thin film coated glass.

     The Joint Venture began operations during the fourth quarter of fiscal year 1999. The Company does not consolidate revenues and earnings from the Joint Venture. The Company records 50% of the net income from operations of the Joint Venture after elimination of the impact of interentity transactions. The functional currency for the Joint Venture is the applicable local currency. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period.

     Fiscal year to date, the Company purchased coated glass totaling $4.6 million from the Joint Venture, of which $1.2 million remained in inventory at quarter end. In addition, the Company received a royalty payment of approximately $50,000 from the Joint Venture during the quarter, and the Company accrued additional royalties receivable totaling $49,000 for the quarter ended April 1, 2000. In April 2000, the Company extended the Joint Venture debt guarantee of approximately $1.7 million.

     All of our transactions with the Joint Venture are at "arms length" and are transacted in U.S. dollars.

     Summarized income information for the three months ended April 1, 2000 and for the nine months ended April 1, 2000, is presented below (000's):

                                                                                          Three Months             Nine Months
                                                                                              Ended                   Ended
                                                                                          April 1, 2000           April 1, 2000
                                                                                          -------------           -------------
STEC
     Operating revenues.........................................................          $       5,837           $     17,300
                                                                                          -------------           ------------
     Net income (loss)..........................................................          $       1,482           $      2,883
                                                                                          =============           ============
AFCO's equity in earnings:
     Equity in earnings of STEC.................................................          $         691           $      1,392
                                                                                          =============           ============

Summarized balance sheet information for STEC as of April 1, 2000 and July 3, 1999 is presented below (000's):

                                                                                          April 1, 2000           July 3, 1999
                                                                                          -------------           ------------
Assets:
     Current assets.............................................................          $       7,781          $       5,411
     Property, plant and equipment..............................................                  9,738                 10,414
                                                                                          -------------          -------------
                                                                                          $      17,519          $      15,825
                                                                                          =============          =============
Capitalization and Liabilities:
     Current liabilities........................................................          $       7,562          $       7,125
     Long-term debt.............................................................                  3,138                  1,596
     Common shareholders' equity................................................                  6,819                  7,104
                                                                                          -------------          -------------
                                                                                          $      17,519          $      15,825
                                                                                          =============          =============

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in the Company's Registration Statement on Form S-1 (Registration No. 333-95389). This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see the Company's Registration Statement on Form S-1 (Registration No. 333-95389) and the section "Risk Factors" in that Registration Statement. When used herein, the terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

Overview

     The majority of our sales are derived from the sale of thin film coated glass to manufacturers of liquid crystal displays ("LCDs"). Most of our LCD manufacturing customers are located in Asia. . In June of 1998, we formed a 50/50 joint venture in China with Nippon Sheet Glass Co. ("NSG"), to process, sell and export certain types of thin film coated glass. Sales to international customers represented approximately 92% of our total gross sales and 92% of thin film coated glass sales in the first nine months of fiscal 2000. We expect international sales will continue to represent a significant portion of our net sales. During fiscal 1997, we began selling thin film coating equipment to flat panel display ("FPD") and other manufacturers. Revenues for thin film coating equipment totaled $4.6 million for fiscal year 1999, and $1.9 million for the first nine months of fiscal 2000

     Sales and related costs of coated glass sales are recognized when products are shipped to the customer. Historically, sales have varied substantially from quarter to quarter, and we expect such variations to continue. We are typically able to ship our thin film coated glass within 30 days of receipt of the order and, therefore, do not customarily have a significant long-term backlog for coated glass sales. Historically, we have experienced significant price pressure from time to time in our thin film coated glass business. We expect continued downward pressure on our selling prices in the future.

     We sell most of our thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers which are denominated in Japanese yen. Gross sales in Japanese yen were approximately $6.7 million for fiscal 1999, and $9.3 million for the first nine months of fiscal 2000. Currently, we do not engage in international currency hedging transactions to mitigate our foreign exchange exposure, however, we purchase raw glass from certain Japanese suppliers in transactions denominated in yen, which partially offsets foreign currency risks on thin film coated glass sales. Our purchases of raw material denominated in Japanese yen were approximately $5.8 million in fiscal 1999 and $6.9 million for the first nine months of fiscal 2000. As of April 1, 2000, accounts receivable denominated in Japanese yen were approximately $3.2 million or approximately 37% of total accounts receivable. As of April 1, 2000, accounts payable denominated in yen were approximately $3.0 million or 37 of total accounts payable. We are generally paid by customers for Japanese yen denominated sales within approximately 15 to 45 days following the date of sale.

     Revenues for thin film coating equipment are recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. The lead time for completion of the thin film coating equipment is generally nine to twelve months. To date, the Company has priced its thin film coating equipment in U.S. dollars. Coating equipment backlog at the end of the third quarter of fiscal 2000 was $9.2 million versus $423,000 at fiscal year end 1999 and $0 as of the end of the third quarter of fiscal 1999.

     As of April 1, 2000, we had no borrowings on our line of credit, compared to $7.0 million at the end of fiscal 1999. This reduction allowed us to improve our liquidity ratios which positively affected the borrowing rate. We will continue to emphasize increased working capital.

RESULTS OF OPERATIONS

     Three Months Ended April 1, 2000 Compared With Three Months Ended April 3, 1999

     Net Sales. Net sales increased 43% to $11.8 million in the third quarter of fiscal 2000 from $8.2 million in the third quarter of fiscal 1999. The increase reflected stronger demand for coated glass as well as a shift to a higher concentration of STN glass. Net sales for thin film coated glass increased approximately 79% for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Equipment sales decreased approximately 40% for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.

     Gross Profit. Gross profit decreased 9% to $1.5 million in the third quarter of fiscal 2000 from $1.6 million in the third quarter of fiscal 1999. As a percentage of net sales, gross profit margins were 12% in the third quarter of fiscal 2000 compared with 19% in the third quarter of fiscal 1999. Gross profit margins for thin film coated glass for the third quarter of fiscal 2000 were positively affected by the increase of STN glass sales. Gross profit margins for coating equipment for the third quarter of fiscal 2000 were favorably affected by the sale of spare parts as well as revenue from initiating production of the two ATX-700 Systems. Gross profit margins for the third quarter of 1999 were positively impacted by the sale of the Venture 5000 System to the Joint Venture.

     Selling, General and Administrative. Selling, general and administrative expenses increased 16% to $1.1 million in the third quarter of fiscal 2000 from $911,000 in the third quarter of fiscal 1999 due primarily to increased salary costs, sales commissions, sales expenses and facility expenses. As a percentage of net sales, selling, general and administrative costs were 9% for the third quarter of fiscal 2000 compared to 11% for the third quarter of fiscal 1999.

     Research and Development. Research and development expenses rose 31% to $360,000 in the third quarter of fiscal 2000 from $274,000 in the third quarter of fiscal 1999. This was due to increased salary, development materials and depreciation expenses from equipment used in process development. As a percentage of net sales, research and development expenses were 3% in each of the third quarter of fiscal 2000 and 1999.

     Equity Earnings in Affiliate. Equity earnings in affiliate were $697,000 for the third quarter of fiscal 2000. We experienced a $250,000 one-time gain in equity earnings from the reversal of a marketing assistance fee that was accrued from inception on sales. Going forward those fees will not accrue and instead will be included in operating earnings. The Joint Venture was not operating for the comparable period in fiscal 1999.

    Interest Income (Expense). Interest income was $32,000 in the third quarter of fiscal 2000 from ($167,000) in the third quarter of fiscal 1999. Our bank debt was reduced to zero in the third quarter of fiscal 2000 compared to $7.4 million that was borrowed against our line of credit in the third quarter of fiscal 1999, due to the proceeds from the secondary offering.

     Other Income (Expense). Other income (expense) was approximately $125,000 for the third quarter of fiscal 2000 versus ($27,000) during the third quarter of fiscal 1999. The increase in income is due to a gain on foreign currency exchange and the accrued royalty income from the Joint Venture during the third quarter of fiscal 2000, compared with a loss on foreign currency exchange for the same period last year.

     Income Tax Benefit (Provision). We had an income tax provision of ($61,000) in the third quarter of fiscal 2000 compared to a provision of ($72,000) in the third quarter of 1999. The effective tax rate was 35% of U.S. Earnings during the third quarter of fiscal 2000, and was 34% during the third quarter of fiscal 1999.

     Nine Months  Ended April 1, 2000  Compared  With Nine Months Ended April 3,
1999

     Net Sales. Net sales increased 16% to $27.4 million in the first nine months of fiscal 2000 from $23.7 million in the first nine months of fiscal 1999. This reflected stronger demand for STN glass. Net sales for thin film coated glass increased approximately 31% for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Equipment sales decreased approximately 54% in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The 1999 fiscal third quarter included the sale of a refurbished Venture 5000 System to the Joint Venture.

     Gross Profit. Gross profit increased 5% to $3.6 million in the first nine months of fiscal 2000 from $3.4 million in the first nine months of fiscal 1999. As a percentage of net sales, gross profit margins were 13% in the first nine months of fiscal 2000 compared with 15% in the first nine months of fiscal 1999. Gross profit margins for thin film coated glass for the first nine months of fiscal 2000 were positively affected by the increasing sales of STN coated glass. Gross profit margins for coating equipment for the first nine months of fiscal 2000 were favorably affected by the sale of spare parts, warranty reserves that were reduced by $300,000 due to better than expected warranty claims experience, and the initiation of production of the two ATX-700 systems that began in the third quarter.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 6% to $2.8 million in the first nine months of fiscal 2000 from $3.0 million in the first nine months of fiscal 1999 due primarily to lower overhead expenses resulting from cost reduction efforts. The first nine months of fiscal 1999 was also affected by one-time charges for severance and facility moving costs of $316,000. As a percentage of net sales, selling, general and administrative costs were 10% for the first nine months of fiscal 2000 compared to 13% for the first nine months of fiscal 1999.

     Research and Development. Research and development expenses rose 37% to $1.0 million for the first nine months of fiscal 2000 from $747,000 in the first nine months of fiscal 1999. This was due to increased salary, development materials and depreciation expenses for equipment used in process development. As a percentage of net sales, research and development expenses were 4% in the first nine months of fiscal 2000 and 3% in the first nine months of fiscal 1999.

     Equity Earnings in Affiliate. Equity earnings in affiliate were $1.5 million for the first nine months of fiscal 2000. The Joint Venture was not operating for the comparable period in fiscal 1999.

     Interest Income (Expense). Interest expense decreased to ($200,000) for the first nine months of fiscal 2000 from ($419,000) in the first nine months of fiscal 1999. Average debt levels were lower and eventually reduced to zero during the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999, due to the reduction in borrowing upon receipt of the final payment on the equipment sale to the Joint Venture and the proceeds from the secondary offering.

     Other Income (Expense). Other income was approximately $312,000 for the first six months of fiscal 2000 due primarily to a gain on foreign currency and royalty income from the Joint Venture. This compares to a ($26,000) expense in the prior year as the Joint Venture was not yet producing royalty income.

     Income Tax Benefit (Provision). We had an income tax benefit of $224,000 in the first nine months of fiscal 2000 compared to a benefit of $344,000 in the first nine months of fiscal 1999. The effective tax rate was 15.7% for the first nine months of fiscal 2000, the cause of this rate is noted below, and was 47% during the first nine months of fiscal 1999.

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

     Cumulative effect of change in accounting principle. During the first six months of fiscal 2000 we wrote off organizational costs associated with our Joint Venture totaling $50,000 net of taxes, to account for the adoption of SOP 98-5, which requires that historically deferred start-up and organization costs be written off.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations with cash generated from operations, proceeds from an initial public offering, proceeds from a secondary offering of our common stock and with borrowings. Cash provided by operating activities for the first nine months of fiscal 2000 was $2.6 million compared to $1.2 million for the corresponding period in fiscal 1999 due primarily to net income, changes in accounts receivable/payables, accrued expenses, billings in excess of revenues and depreciation expense, offset partially by an increase in inventory and accounts receivable. In March 2000, we completed the secondary offering of common stock selling 2.5 million additional shares, and we received net proceeds from the offering of $55.3 million. In early September 1999, we received approximately $1.6 million as the final payment for the sale of coating equipment to the Joint Venture. As of April 1, 2000, we had cash and cash equivalents of approximately $51.5 million and working capital of $60.8 million. As of January 1, 2000, accounts receivable were approximately $8.7 million.

     Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of April 1, 2000, there was no outstanding balance on our credit facility compared with $7.0 million outstanding on July 3, 1999. $11.5 million of this facility was available to us on April 1, 2000, at an interest rate of 9%.

     Cash used by investing activities for the first nine months of fiscal 2000 was $384,000 compared to $4.5 million for the first nine months of fiscal 1999. Capital expenditures for the nine months ended April 1, 2000, were approximately $384,000, compared to $1.2 million for the nine month period ended April 3, 1999. We anticipate capital expenditures of approximately $700,000 in the remainder of fiscal 2000.

     We believe that our working capital and capital resource needs will continue to be met by operations, borrowings under the existing credit facility and the proceeds from the sale of stock that was completed in the third quarter.

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

FOREIGN EXCHANGE EXPOSURE

     The Company is exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At April 1, 2000, the Company had approximately $3.2 million of its accounts receivable and $3.0 million of its accounts payable denominated in Japanese yen. At July 3, 1999, the Company had approximately $605,000 of its accounts receivable and $1.1 million of its accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $2,000 net impact on pre-tax income based on the quarter end foreign currency denominated accounts receivable and accounts payable balances.

     Notwithstanding the above, actual changes in interest rates and foreign exchange rates could adversely affect the Company's operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

                           PART II. OTHER INFORMATION


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



                                            APPLIED FILMS CORPORATION



Date: May 1, 2000                          /s/ Thomas T. Edman
                                           Thomas T. Edman
                                           President and Chief Executive Officer



Date: May 1, 2000                          /s/ Lawrence D. Firestone
                                           Lawrence D. Firestone
                                           Chief Financial Officer

                                  Exhibit Index


Exhibit No.                        Description
-----------                        -----------
27                                 Financial Data Schedule