Form 10-K
period 2000-07-01
APPLIED FILMS CORP
filed 2000-08-02
CIK 1040660

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 1, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _____

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $24.50 as of July 28, 2000, was $148,000,972. As of July 28, 2000, there were outstanding 6,040,856 shares of the Company's Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report.

                                     PART I

ITEM 1:  Business

     The following discussion contains trend information and other forward-looking statements (including statements regarding future operating results, future capital expenditures, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. Our actual results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and the section entitled "Certain Factors." All period references are to our fiscal periods ended July 1, 2000, July 3, 1999 or June 27, 1998, unless otherwise indicated.

ITEM 1(a):  General Development of Business

General

     We are a leading solutions provider of thin film technology for the flat panel display ("FPD") industry. We use our proprietary in-line coating systems to produce thin film coated glass for use in a variety of displays incorporated in products ranging from calculators to wireless communication devices. We also design and manufacture thin film coating equipment for display manufacturers across the entire continuum of the FPD industry. These manufacturers use our equipment to apply thin films to glass for use in FPDs, including liquid crystal displays ("LCDs"), touch panels, active matrix computer displays and high end plasma displays for high definition televisions. Our ability to produce both thin film coated glass and thin film coating equipment enables us to leverage our expertise and provide effective solutions to the FPD market.

     FPDs are found in a wide variety of consumer and industrial products, including cellular telephones, personal digital assistants ("PDAs"), calculators, laptop computers, flat desktop monitors, pagers, scientific instruments, televisions, video games, gasoline pumps, automotive instruments, point-of-sale terminals and a number of other electronic devices. Most FPDs require optically transparent, electrically conductive thin films coated on glass substrates. These thin films transmit electrical power to picture elements of the displays and allow light to pass to the viewer. As FPDs become larger, thinner, and more information intensive, the thin film coated glass used in the displays must meet more demanding performance standards.

     We address two distinct markets within the FPD industry: the market for thin film coated glass and the market for thin film coating equipment. The market for our thin film coated glass is primarily comprised of manufacturers of products using black and white displays, such as those used in cellular telephones, calculators, or electronic games. These manufacturers typically purchase thin film coated glass from specialized suppliers such as ourselves.

     The market for our thin film coating equipment is primarily made up of manufacturers of products using high information content, color displays, such as high resolution LCDs and plasma display panels ("PDPs") used in computer monitors and high definition televisions. The processes used to produce these displays involve intermediate process steps more suitably performed in-house by the display manufacturers. Consequently, these manufacturers have a need for thin film coating equipment to internally apply thin film coatings in their own display fabrication facilities. To a lesser extent, the market for thin film coating equipment also includes manufacturers of lower information content displays that choose to vertically integrate and produce thin film coated glass internally.

     We offer FPD customers a fully integrated solution that supports the customer through all phases of development and product life cycle. We are the only company that supplies both thin film coated glass for low resolution displays and also the coating equipment for manufacturers of both low and high resolution displays. Our ability to supply both coated glass and coating process systems enables us to supply and support a broad range of FPD technologies. Our increasing emphasis on coating process systems and the introduction of the ATX-700 advanced coating platform positions us to take advantage of anticipated growth in the markets for high resolution LCD and plasma displays.

     Thin Film Coating Equipment. To address the evolving needs of FPD manufacturers and leverage our expertise in process technology, we recently developed and introduced the ATX-700. The ATX-700 is a modular and scalable advanced thin film coating system that answers the needs of the PDP and active matrix markets for small, flexible systems that minimize particulate generation and can easily be adapted to automation. The advanced ATX-700 platform, coupled with our process technology and extensive experience in operating our own coating equipment, provides us with significant competitive advantages in selling our coating equipment. In December 1999, we announced our first contract for the sale of an ATX-700 system. We have sold a total of three (3) ATX-700 systems. We are actively soliciting and negotiating additional system orders. As of July 1, 2000, our backlog from such equipment sales was approximately $8.8 million.

     We believe our proprietary technology and know-how enables us to effectively address the advanced technical requirements of FPD manufacturers. For example, we developed and applied for patent protection for a process which materially increases the reactive sputtering speed of magnesium oxide ("MgO"). We believe this process may represent a significant competitive advantage in the emerging market for coating equipment for plasma displays. In addition, we have designed our advanced platforms to provide technical, processing, and operational advantages to our customers. We believe our technological expertise will be of increasing importance to our equipment business as the technical requirements of FPDs continue to evolve.

     Thin Film Coated Glass. We are the leading worldwide supplier of thin film coated glass for low resolution black and white LCDs and we have a smaller, but growing share of the market for thin film coated glass for high resolution black and white LCDs. Our design, construction and operation of our own coating equipment to supply these markets gives us a significant cost advantage over our competitors, most of which must purchase equipment from third parties. In addition, our hands-on operating experience provides us competitive advantages, including:

    -    the  ability  to  make  continuous  process  and  system   improvements
         resulting in higher throughput, better yields, greater equipment uptime and more efficient target utilization;

    - our expertise in substrates, coating materials and glass preparation under cleanroom conditions; and

    - the development of reliable, cost effective conveyance systems enabling movement of the glass at varied speeds in a controlled fashion.

     We meet our customers' needs by supplying glass from our plant in Longmont, Colorado and increasingly from our joint venture in Suzhou, China. This joint venture is strategically positioned in southeast Asia in close proximity to our customer base, enabling just-in-time delivery, minimizing working capital requirements, and reducing raw glass, direct labor and transportation costs.

     We were originally incorporated in Colorado as Applied Films Lab, Inc. on March 2, 1976. On May 1, 1992, we merged with Donnelly Coated Corporation, a wholly owned subsidiary of Donnelly Corporation of Holland, Michigan. During fiscal 1994, we ceased using capacity in Holland, Michigan and began operating solely in Boulder, Colorado. In fiscal 1998 and 1999, we moved all of our office and manufacturing facilities to Longmont, Colorado.

Strategy

     Our objective is to enhance our position as a leading global supplier of coating process technology and equipment, and coated glass to the entire FPD industry. Essential elements of our strategy include the following:

     Leverage our Leadership in Providing Effective Thin Films Solutions. We leverage our thin film technology and process capabilities to address the evolving requirements for more sophisticated, technologically advanced FPDs. The FPD industry includes a broad range of technologies used in a wide variety of products. We supply coating process systems and coated glass, enabling our customers to produce a full range of FPDs. We believe our technological capabilities, our history of designing, developing and improving our own thin film manufacturing systems, and our extensive operational experience provide us with competitive advantages in selling thin film coating equipment and coated glass to FPD manufacturers.

     Capture Opportunities Created by Growing Demand in High-End FPD Markets. As consumers continue to demand more sophisticated displays, FPD manufacturers are focusing on and increasing capacity to produce high resolution displays. The recovery of the Asian economy is creating increasing demand for coating systems as Asian manufacturers establish new production facilities and build production capacity to satisfy market demand. To address this need, we have developed the ATX-700, a modular and scalable advanced thin film coating system. The ATX-700 provides a large area sputtering solution for ease of automation, increasing display size and low-particulate requirements of FPD manufacturers. We provide a complete solution to our customers' needs by offering all necessary stages of the coating process, from the first step of glass cleaning through the final stage of inspection, packaging and shipment. The ATX-700 platform can be configured to address a variety of manufacturing requirements through the entire FPD continuum, including advanced, high resolution active matrix and plasma displays.

     Reduce our Equipment Manufacturing Time. Competitive lead times are a key to our success. As demand continues to rise and customers commit to new production facility construction, we will experience pressure on manufacturing lead times. We are currently expanding our in-house capacity and working with our suppliers to ensure that our manufacturing lead times will satisfy our customer needs.

     Capture Opportunities in the Coated Glass Market Driven by Growth in Wireless Communications. The proliferation of wireless communication devices such as cellular telephones and PDAs is creating increased demand for thin film coated glass used in these devices. As the leading supplier of thin film coated glass, we are well positioned to take advantage of this opportunity. We are aggressively pursuing the opportunity by seeking to be a low cost producer, by continuing to upgrade our own coating systems and by achieving technology-based manufacturing efficiencies. In particular, our joint venture in China, which is strategically located near several major manufacturers of displays for wireless communication devices, allows us to most effectively service these customers. We also seek continued growth in other areas of our thin film coated glass business by leveraging our long-standing relationships with many of the world's key FPD manufacturers.

     Continue to Develop New Coating and Process Technologies for Existing and Emerging Markets. We are using our thin films expertise to address the evolving needs of the FPD industry. For example, we pioneered the commercialization of several advanced process technologies including the application of MgO, indium tin oxide ("ITO") and chrome copper chrome ("CrCuCr") on glass. In addition, we recently developed coatings for the touch screen market and announced the introduction of our commercial thin films for use in organic light-emitting diodes ("OLEDs"). We are developing a low temperature ITO process to meet the growing needs of the active matrix LCD market. We intend to continue to develop new coating and process technologies to meet the evolving needs of our customers.

     Deliver Superior Service and Support. We meet our customers' FPD needs by providing in-house and on-site training, ongoing customer service, and support through all phases of development and production. Our expertise and experience as a supplier of thin film coated glass is a competitive advantage that enables us to better assist customers in installing, testing and operating the coating equipment we provide. Our fully operational commercial coating lines enable us to demonstrate equipment and train customers in an actual production environment at our facilities. This hands-on training and support, combined with our modular design, benefits our customers by reducing start-up times, maximizing equipment uptime and improving operational efficiencies.

ITEM 1(b):  Financial Information About Industry Segments

     We supply thin film coated glass and thin film coating equipment primarily to LCD manufacturers, which are currently considered to be separate industry segments. For further discussion see "ITEM 8: Financial Statements and Supplementary Data -- Note 11: Segment Information."

ITEM 1(c):  Narrative Description of Business

Products and Manufacturing

     Our thin film coated glass and processing systems are used in a broad spectrum of FPD displays. We design and manufacture thin film coating equipment for FPD manufacturers and for our own in-house production of coated glass. We also supply thin film coated glass primarily for LCDs used in wireless communication devices and other electronic devices.

     The following table illustrates the FPD markets we serve:

                                      -------------------------------------------------------------------------------
                                                                          Market
                                      -------------------------------------------------------------------------------
                                                 Black and         Touch        Color       Active
                                       TN        White STN         Panel         STN        Matrix       PDP
                                       --        ---------         -----         ---        ------       ---
Thin Film Coated Glass...........     SiO2       SiO2              ITO           (1)         (1)         (1)

                                      ITO        Thick ITO         Optical
                                                                   Coatings

Coating Process Systems..........     Venture    Venture 5000      ATX-700      ATX-700     ATX-700     ATX-700
                                      5000       or ATX-700

----------
(1) For the color STN, active matrix and PDP markets where thin films are used as intermediate layers, we supply process qualification samples of coated glass for the development and prototyping needs of actual and prospective equipment customers.

     The following table sets forth our gross sales by (excluding returns and allowances) our major product categories and industry segments for our last three fiscal years:

                                                   ---------------------------------------------------------------
                                                                           Fiscal Year Ended
                                                   ---------------------------------------------------------------
                                                       July 1, 2000          July 3, 1999          June 27, 1998
                                                       ------------          ------------          -------------
                                                                            (In thousands)
TN Glass......................................          $   17,880            $   19,963            $    29,189
STN Glass.....................................              14,800                 4,703                  4,844
Other Coated Glass............................               3,739                 3,449                  7,211
                                                        ----------            ----------            -----------
Total Thin Film Coated Glass..................              36,212                28,115                 41,244
Thin Film Coating Equipment...................               7,133                 4,617                 13,908
                                                        ----------            ----------            -----------
Total Gross Sales                                       $   43,552            $   32,732            $    55,152
                                                        ==========            ==========            ===========

Thin Film Coating Equipment

     Our coating equipment product line includes two platforms:

     The ATX-700 Series. The recently introduced ATX-700 is an advanced thin film coating system that provides a large area coating solution to the increasing display size and low-particulate requirements of PDPs and other FPDs. The ATX-700 features near vertical sputtering of glass substrates, a large coating window, a minimized footprint (half of a traditional in-line system), lower particulate levels, and reduced manual labor requirements because of robotic handling. The selling price of the ATX-700 typically ranges from $4 million to $7 million, depending on system configuration. In December 1999, we announced our first contract for the sale of an ATX-700 system. This sale to a Taiwanese company is expected to be delivered late in calendar year 2000. In March 2000, we executed a contract with a manufacturer of plasma display panels to purchase an ATX-700, and following the year end in July 2000, we announced the sale of an ATX-700 to a major Japanese manufacturer of PDPs for delivery in early 2001. We also offer the ATX-700P, a pilot version of the ATX-700 for small volume production. The selling price of the ATX-700P typically ranges from $1 million to $2 million.

     The ATX-700 is modular and can be configured to meet multiple thin film coating requirements for the high-end FPD market, including plasma displays and active matrix LCDs. The ATX-700 is particularly well suited for the high growth plasma display market where we can offer our unique patent-pending magnesium oxide sputtering process. We believe this process allows MgO to be applied with greater uniformity over a large area than the current vacuum evaporation method. We believe the process also results in increased yields, increased throughput and reduced costs. The ATX-700 platform is designed to apply other critical coatings in the plasma display fabrication facility, including ITO and CrCuCr. This capability allows the display manufacturer to use a common platform in multiple locations in the manufacturing line, creating operational efficiencies. The ATX-700 can also be configured for the low temperature ITO and chrome black matrix processes used to produce active matrix LCDs.

     The Venture Series. The Venture Series platform is an in-line vertical system used to apply ITO, silicon dioxide ("SiO2") and other thin films, primarily in producing coated glass for black and white LCDs. The Venture Series platform features high throughput, reduced particle defects and the capability for double sided coatings. The selling price of the Venture Series system ranges from $4 million to $7 million. We will continue to market this system to LCD manufacturers in selected markets.

Thin Film Coated Glass

     TN Coated Glass. We are one of the world's leading producers of twisted nematic ("TN") coated glass, which is used for low resolution black and white LCDs. Our customers incorporate these LCDs into consumer products that include watches, calculators, and electronic instruments. To produce TN coated glass, we use our proprietary in-line coating systems to deposit SiO2 and ITO onto high quality glass panels. We then package and ship the coated glass panels to our customers for incorporation into their products.

     STN Coated Glass. The most rapidly growing portion of our coated glass business is the market for STN coated glass. STN coated glass is used for high resolution black and white LCDs used in cellular telephones, personal digital assistants, office copiers, portable video games and related products. The growing market for STN coated glass is particularly impacted by increased demand for wireless communication devices. STN coated glass requires thicker thin film coating layers and greater uniformity to improve conductivity. Because it is more complex and expensive to produce than TN coated glass, STN coated glass presently provides us with higher revenues and gross margins for each panel of glass produced. Our joint venture in Suzhou, China is especially focused on the STN market where proximity to critical customers allows us to meet just in time delivery requirements.

     Touch Screens. In June of 1999, we entered into a joint marketing agreement with Information Products, Inc., covering worldwide marketing and distribution of coated glass for touch screen applications. We began commercial production and shipment of touch screen products in the fourth calendar quarter of 1999. Touch screens are used as the input interface on a variety of consumer and industrial products, including the high growth PDA and related communication markets.

     Organic LEDs. In July 2000, we announced the development of our smooth ITO for use in OLEDs. OLEDs require ITO glass with a smooth surface to ensure that the thin organic film layer that is deposited by OLED manufacturers is uniform. To produce this smooth ITO, which has 1/10 the surface roughness of other commercially available ITO, we use a proprietary deposition process. OLED technology is viewed as one of the future growth segments in the flat panel display market. These displays are expected to be less expensive to manufacture than LCDs. The technology does not require a backlight, thus allowing the device to be lighter, thinner and less consumptive of power. Current applications include car audio and cell phones.

     Other Thin Film Coated Glass. Our other thin film coated glass includes ITO coatings for automatically dimming electrochromic mirrors, and chrome and rhodium coatings for dental mirrors. We also produce more limited quantities of advanced coated glass panels for the development and prototype needs of our coating equipment customers and prospective customers. These thin film coated glass products involve complex coatings for a variety of high resolution color FPDs including microdisplays, color STN displays, active matrix LCDs, and PDPs.

Sales, Marketing and Customers

     Sales of our equipment involve a broad-based effort at various levels within our organization. Much of the sales effort in the equipment area is undertaken by our technical and marketing groups, including sales offices in Japan and China. Other personnel, including our Chief Executive Officer and Vice President -- Sales and Marketing, make regular trips to visit foreign customers to finalize contracts and ensure proper customer service. The sales cycle for thin film coating equipment is long, involving multiple visits to and by the customer, and up to eighteen months of technical sales effort. Equipment sales efforts are assisted by independent sales and service representatives in each region who have been selected with an emphasis on their ability to provide post sales service and support. We generally sell our thin film coating equipment on a progress payment basis. The majority of our thin film coated glass is sold on open account, backed by a letter of credit or insured. Our customer payment history has been excellent.

     Approximately 93% of our fiscal 2000 gross sales were derived from exports, primarily to Asia. In the same period, we served 76 customers in 13 countries. In fiscal 2000, our ten largest customers accounted for approximately 79% of our gross sales. The principal demand for thin film coated glass is in Asia and our customers for thin film coating equipment have historically been located in Korea, China, Taiwan and the United States. We believe our potential geographic market for thin film coating equipment includes all the major geographic regions in which FPD manufacturing takes place. Sales to two customers, Nippon Sheet Glass Co., Ltd. ("NSG") and Gemtech, represented approximately 29% and 11% of gross sales for fiscal 2000, respectively. Sales to NSG for fiscal 2000 consisted solely of sales of thin film coated glass, and sales to Gemtech consisted solely of revenues of thin film coating equipment.

     Net sales of thin film coated glass and equipment by geographic region during each of the last three fiscal years were as set forth below. Sales are assigned to a region based upon where the contract for purchase is formed.

                                                   ------------------------------------------------------------------
                                                                           Fiscal Year Ended
                                                   ------------------------------------------------------------------
                                                       July 1, 2000          July 3, 1999          June 27, 1998
                                                       ------------          ------------          -------------
                                                                            (In thousands)
Asia (other than Japan).......................          $   25,901            $   18,900            $    32,800
Japan.........................................          $   13,929            $    7,645            $     7,824
United States.................................          $    2,934            $    4,924            $    12,224
Europe and Other..............................          $      788            $    1,263            $     2,304
                                                        ----------            ----------            -----------
     Total                                              $   43,552            $   32,732            $    55,152
                                                        ==========            ==========            ===========

Technology

     Virtually all FPDs require optically transparent, electrically conductive thin films coated on substrates such as glass. These thin films transmit electrical power to picture elements of the displays and allow light to pass to the viewer, creating the actual picture on the screen. The FPD market is placing increasing performance and other demands on the thin film coated glass used in FPDs, particularly with regard to imperfections, which must be fewer and smaller. As FPDs become larger and more resolution and information intensive, it becomes more crucial to maintain the lack of pinholes in the film, the absence of contamination on or under the film, and the physical, chemical and electrical uniformity, as well as the micro flatness of the substrate. In addition, the substrate cleaning process becomes more critical, and handling of the glass through the system must be more carefully controlled for quality.

     Process. We believe that we are a world leader in thin film process technology. One of our primary process elements and core competencies in the manufacture of thin film coated glass is the preparation of the glass for coating in high volumes. The cleaning process, the lack of pinholes in the coating, and the absence of any contamination on or under the coating are critical in the manufacturing process. After cleaning and preparation, the glass enters a HEPA filtered Class 1000 clean room where it is loaded into the coating system. After removal of the substrate from the system, it must be inspected for defects and optical, electrical and thickness properties. We continually work to improve our glass cleaning and product inspection capabilities.

     The coating equipment which we design and produce enables us and other manufacturers of thin film coated glass to apply very thin, transparent layers of thin film coatings to glass. The coatings which we apply are deposited in microscopic thicknesses by physically bombarding, or sputtering, a cathode source coating material (a chemical compound or element) with argon ions. Individual atoms and molecules of the source material are separated from the source by bombardment to form a vapor that condenses as a film onto the glass. Sputtering provides many advantages including material flexibility, thickness consistency, adaptability to large substrates and high volume production, defect and contamination control, adhesion and thin film density. Our technology of applying a thin film coating to glass or other substrate enables the display into which the glass or substrate is incorporated to function as a complex switch which controls light emission or transmission from each of the thousands of segments or pixels that comprise an FPD. Our primary thin film coated glass product is made by applying a thin layer of SiO2 to prevent sodium in glass from leeching into the thin film conductive coatings which are subsequently applied. After the SiO2 is deposited, ITO is applied to provide conductive properties, permitting the glass to be used for various FPD applications. Particularly in FPDs, optically transparent, electrically conductive films, such as those we apply, find common application in transferring electrical power to the picture elements of the displays and allowing light to pass to the viewer.

     The quality of the coatings, the cycle time of the process, the utilization of materials, and other factors are controlled by our proprietary information and technology. For example, we are improving the utilization of the cathode source material. We also developed a method of reducing cathode voltage and are developing the application of this method to ITO coatings. We believe this will improve the conductivity of the ITO coating. Our glass coating process has declined from approximately 11 hours in-process-time and nine separate manual handling steps in 1985, to approximately 30 minutes and four manual handling steps currently. All of the coating and heat treating steps now occur within the equipment. The glass must be moved in a carefully controlled fashion at high temperatures over a wide range of speeds through a vacuum system. We have developed a simple, cost effective and reliable means of moving glass with high yields. We are continually enhancing our technology to improve the performance of our equipment, both in terms of the characteristics of the coating obtained and the efficiency of the equipment. We also are working on improving the conductivity of our ITO coatings and the barrier qualities of our SiO2, and on improving our systems not only to obtain better quality coatings, but also to obtain better utilization of coating materials.

     We continue seeking advances to thin film technologies which have commercial promise. We developed the GEMs process, which increases the speed of reactive sputtering of certain materials such as MgO. A patent application is pending with respect to this process.

     Technological Foundations. John S. Chapin, Vice President--Research and Development and one of our founders, invented the planar magnetron which first enabled manufacturers of thin film coated glass (as well as of semiconductor chips) to economically deposit sputtered thin film coatings. Another founder, Research Engineer Richard Condon, was a pioneer in the development of the in-line coating process which is currently used by much of the industry. We believe we maintain a competitive advantage because we design, build and operate our own thin film coating equipment for thin film coated glass. Further, because our primary business has been producing thin film coated glass, we are able to effectively incorporate our production know-how into new generation coating equipment and improvements in existing coating equipment. We believe this provides us with a capital cost advantage over most of our competitors. This also enables us to compete effectively in the market for thin film coated glass manufacturing equipment.

Research and Development

     Our success can be attributed to focused research and development programs in thin film technology, processes and equipment. We will continue to emphasize improvements in current equipment technology, the development of new film deposition capabilities, and the modification of thin film material properties. The foundations of our success are based on engineering solutions for efficient ITO and SiO2 deposition for the FPD industry. These solutions include cost effective reactive depositions, simplified process control, and innovative coating equipment designs. We continue to build on these traditions in the development of process control and coater design which lower the cost of ownership.

     We are innovators in developing coating equipment systems. Our ATX-700 platform meets demanding specifications for the reduction of film defects and the elimination of particulates and provides major advances through glass fixturing in a near vertical configuration. We continue to reconfigure and incorporate available hardware into the ATX-700 to further reduce film defects. Additionally, the heart of the film deposition system, the sputtering cathode, will continue to be improved. Improvements in cathode design will increase the utilization of the source cathode material which will lower operating costs and extend the time between source cathode material changes.

     We are also innovators in developing new thin film technologies for emerging markets:

    - Plasma displays. We are capable of applying the three films (MgO, ITO and CrCuCr) required in the production of PDPs. We work closely with all the major PDP manufacturers in Asia, the United States and

         Europe to develop the highest quality films. We will continue to work to align MgO material properties with panel quality requirements.

    - Active matrix LCDs. The active matrix LCD and high resolution display markets require thick ITO coatings deposited at low temperatures. These markets are also demanding additional films with low particulate and defect levels. We are developing new coating methods to meet the requirements of these films.

    - Touch screens. We are producing the basic film required for the touch panel market and are pursuing the development of new alloys which will meet evolving touch panel market needs.

    - OLEDs. This is the term used for a new class of organic materials that emit light when a voltage is applied to them. We have commercialized our smooth ITO film for use in OLEDs. This coating is a very smooth ITO layer which avoids electrical shorting through the organic layer.

Intellectual Property

     We believe that due to the rapid pace of innovation within our industry, factors such as technological and creative skilled personnel, the ability to develop and enhance systems, knowledge and experience of management, reputation, product quality and customer service and support are more important for establishing and maintaining a competitive position within the industry than patent or other legal protections for our technology. We, nevertheless, rely on confidentiality agreements, licensing agreements and other forms of contractual provisions to protect our intellectual property. We currently have one patent application pending for the GEM's sputtering process. There can be no assurance, however, that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop a functionally equivalent or superior technology.

Manufacturing and Facilities

     Our Longmont, Colorado headquarters consists of approximately 127,000 square feet and includes our general offices, research and development facilities, and manufacturing and production facilities. This facility is leased from an independent third party. We design and manufacture our thin film coating equipment and produce coated glass at these facilities. In Longmont, we currently operate three coated glass production lines and three development lines for developing coating and equipment processes. We can concurrently build three coating systems at our Longmont facility and have sufficient space to build up to six coating systems with minor facility upgrades.

     In fiscal 1999, we entered into a joint venture with Nippon Sheet Glass Co., Ltd., a major Japanese glass manufacturer to supply the low and high resolution coated glass market from a production base in Suzhou, China. The joint venture facilities were incorporated into existing NSG glass production facilities and contain approximately 40,000 square feet. This joint venture, Suzhou NSG -- AFC Thin Film Electronics LTD, known as "STEC", has involved the transfer of thin film coated glass manufacturing capacity to China. The joint venture presently operates two coating systems. We are currently transferring a Venture 5000 system from our Longmont facility to STEC which will bring the number of coating systems to three, as of the end of the first quarter of fiscal 2001. We believe we have built sufficient inventory to meet customer needs while the Venture 5000 system is being transferred from Longmont to STEC. We do not consolidate the revenues from the joint venture, and although a portion of the revenues from the Venture 5000 system production will not flow through us, we do not expect the transfer of the system to materially affect revenues. STEC's location in Asia allows us to produce coated glass in facilities immediately adjacent to our source of raw glass, NSG, and in close proximity to our Asian customer base. This arrangement has reduced our labor, shipping and freight costs while allowing us to improve customer service. In its first twelve months of operations, STEC was cash flow positive and profitable. We intend to continue to leverage STEC's strategic position by expanding its manufacturing capacity in the future. We will also continue to evaluate business opportunities that strengthen our position with our customers in other regions of Southeast Asia.

     In addition to our Longmont and STEC facilities, we have leased warehouse space in Japan and Hong Kong from which we supply coated glass customers on a just-in-time basis.

Suppliers

     Thin Film Coating Equipment. In our thin film coating equipment business, we use various suppliers of machined components, pump systems, logic controllers and other commercially available components and features. We have multiple sources for the principal components in this aspect of our business. We own and control the proprietary parts of the process. For the proprietary fabricated parts there are various suppliers who can produce components to our specifications.

     Thin Film Coated Glass. The raw glass that we use in our manufacturing process represents our most significant material cost. The required quality, in terms of thickness, flatness and visible imperfections, limits the number of available suppliers. We currently purchase raw glass from four of the five companies worldwide that currently manufacture to these quality standards. We are vulnerable to increased costs of raw glass. We regularly evaluate methods of reducing our cost of glass. Our other primary raw materials for thin film coated glass are SiO2 and ITO. We currently purchase SiO2 and ITO from two suppliers and believe alternative sources of supply could be developed if necessary.

Competition

     Thin Film Coating Equipment. In manufacturing thin film coating equipment, we compete against two established equipment manufacturers which are much larger than the we are: Ulvac Japan, Ltd. in Japan and Balzers Process Systems in Germany. Competition is based on performance and process technology, after-sales support and service, and price. We believe we compete favorably with respect to each of these factors. Key performance and technology issues include technical capability, systems design, product uniformity, yields, target utilization and throughput. We are the only major thin film coating equipment manufacturer that also manufactures thin film coated glass for the FPD market. We believe the experience, expertise and synergy resulting from this provide us with a competitive advantage.

     Thin Film Coated Glass. Competition in the market for thin film coated glass for FPDs is intense. Competition is based primarily on price, availability, and to a lesser extent on quality, delivery, and customer service. In addition, we believe the ability to anticipate shifts in the market and customer needs for thin film coated glass features are important competitive factors. We are aware of approximately ten thin film coated glass competitors worldwide. Certain of these competitors are also manufacturers of thin glass required for thin film components and several are users of thin film coated glass. These are large companies with significant research and development funding and extensive thin film technology background. All of our principal thin film coated glass competitors are located in Asia. Our primary competitors for thin film coated glass are Samsung/Corning, Merck Display Technology, Wellite, and Shenzhen Leybold.

STEC Joint Venture

     STEC was formed as a limited liability company under the laws of the People's Republic of China. NSG and we are each 50% joint venture partners, and the term of the joint venture is 50 years. Profits, dividends, risks and losses are also shared by the partners in proportion to their equity contributions. The total initial investment plan for STEC involves $16 million, of which $6.4 million is currently in equity and up to $9.6 million in debt. Each party has made its $3.2 million equity contribution in cash.

     Governance. The STEC board of directors is comprised of three appointees for each partner with each director serving a two year term. For the first two year term after formation, we have the right to appoint the chairman of the board, and NSG has the right to appoint the general manager, who may serve concurrently as a director.

     All board actions require a unanimous vote of the directors present. Matters subject to board decision include approval of annual operating and capital budgets; distribution of profits and losses; hiring, compensation and retention of senior management; lease, sale, pledge or other encumbrance of all or a substantial portion of STEC's assets; increase in required capital of STEC; borrowing; significant purchase, product sales and other important contracts; amendments of the Articles of Association; and merger or dissolution of STEC.

     In the event of deadlock, the conflict is referred to our President and the corporate officer in charge of the Fine Glass Division of NSG. If the parties fail to reach agreement within six months and the deadlock materially impairs the continued operation of STEC in a manner consistent with past practice or an agreed business plan, either partner may notify the other that it wishes to withdraw from the joint venture. In the event of such withdrawal, the fair market value of STEC will be agreed by the parties or by an appraiser if they cannot agree. The party receiving the notice has the option to purchase the interest of the other party at 85% of the fair market value attributable to the withdrawing party's ownership interest, or to require the other party to purchase its interest at 115% of the fair market value of its interest.

     Relationship Between Partners and Joint Venture. Each joint venture partner provides marketing, promotion and sales assistance to STEC. NSG has agreed to cause its subsidiary SNSG to sell glass substrate to STEC, and the joint venture will purchase all of its glass substrate from SNSG unless a customer specifies substrate from another manufacturer.

     Financing. If the Board approves third party debt financing with a lender who requires the guarantee of the parties, each party must provide a several guaranty of such borrowings in accordance with its then current equity interest. Guarantors will receive a guarantee fee to be agreed by the parties, and STEC will indemnify the guarantors. STEC has entered into a $3.5 million revolving credit agreement with Sumitomo Bank, which we and NSG have guaranteed. NSG's guarantee is secured by all of the assets of the joint venture.

     Restrictions on Transfer. Neither party may sell, pledge or otherwise dispose of all or any portion of its equity interest in STEC to any third party without the prior written consent of the other party and approval by the Chinese regulatory authorities. Each party has a right of first refusal regarding transfers by the other party.

     If NSG sells its subsidiary SNSG to an entity not controlled by it, we have the option to purchase NSG's equity interest in STEC, or to sell our equity interest to NSG. Following determination of the fair market value of STEC by agreement of the parties or by an appraisal, we may elect to purchase NSG's interest in STEC at its fair market value, or to sell our interest in STEC at 120% of its fair market value.

Employees

     As of July 1, 2000, we employed 200 people, versus 161 people at the end of fiscal 1999. None of the employees are unionized. We consider our relationship with our employees to be good.

     We focus on enhancing sound manufacturing systems and applying key concepts of high performance work systems to improve our ability to grow rapidly, excel at product cost, quality, and delivery, and encourage continuous improvement and innovation. Our fundamental work units are teams, including multi-skilled production teams responsible for start-to-completion manufacturing and teams focused on technology development, and innovation. Coordination and direction are established through extensive work force education, participative leadership and management, and shared goal setting, communication, and performance feedback.

     We  operate  under a  participative  management  system  which  we  believe enhances productivity by emphasizing individual employee opportunity and participation both in operating decisions and in our profitability. We maintain a discretionary monthly profit sharing plan for full-time nonexecutive employees. We believe this emphasis assists with enhanced productivity, cost control, and product quality and has helped us attract and retain capable employees.

Seasonality

     Our business is not especially seasonal, however, production output is affected by holidays, vacations and available workdays. Our business may be subject to significant quarterly and annual fluctuations.

Environmental Regulations

     Our operations create a small amount of hazardous waste. The amount of hazardous waste we produce may increase in the future depending on changes in our operations. The general issue of the disposal of hazardous waste has received increasing focus from federal, state, local, and international governments and agencies and has been subject to increasing regulation.

One Time Charges

     No one-time charges were reported during fiscal 2000, however, we restructured our workforce during the 1999 fiscal year. This restructuring along with the cost to complete the move of the company to its current manufacturing and headquarters site generated one time charges to earnings in fiscal 1999 totaling $433,000.

Executive Officers, Directors and Key Employees

     The executive officers, directors and key employees of the Company are as follows:

                     Name                        Age                          Position
                     ----                        ---                          --------
Cecil Van Alsburg...........................     63       Director, Chairman of the Board
Thomas T. Edman.............................     38       Director, President, Chief Executive Officer
John S. Chapin..............................     59       Director, Vice President - Research, Secretary
Graeme Hennessey............................     62       Vice President - Sales and Marketing
Lawrence D. Firestone.......................     42       Chief Financial Officer and Treasurer
Chad D. Quist...............................     38       Director
Richard P. Beck.............................     67       Director
Vincent Sollitto, Jr........................     52       Director
Roger Smith.................................     59       Director of Materials
Jim Scholhamer..............................     34       Director of Operations - Thin Film Coatings
Russell W. Black............................     40       Director of Operations - Thin Films Systems
John J. Kester..............................     50       Director of Advanced Development

     Cecil Van Alsburg co-founded Applied Films Lab, Inc. in 1976 and served as our President and Chief Executive Officer from 1976 to May 1998. Mr. Van Alsburg has also served as a director our company since its inception and has been Chairman of the Board since January 1998. Prior to 1976, Mr. Van Alsburg was employed in various capacities by Donnelly Corporation for which he had worked since 1957. Mr. Van Alsburg majored in civil engineering and architecture at the University of Michigan.

     Thomas T. Edman has been employed by our company since June 1996 and has served as our President and Chief Executive Officer since May 1998. From June 1996 until May 1998, Mr. Edman served as Chief Operating Officer and Executive Vice President. Mr. Edman has also served as a director of our company since July 1998. From 1993 until joining our company, he served as General Manager of the High Performance Materials Division of Marubeni Specialty Chemicals, Inc., a subsidiary of a major Japanese trading corporation. Mr. Edman has a bachelors of arts in East Asian studies (Japan) from Yale and, in June 1993, received a masters degree in business administration from The Wharton School at the University of Pennsylvania.

     John S. Chapin co-founded Applied Films Lab, Inc. in 1976 and has served as Vice President - Research, Corporate Secretary, and a director of our company since its inception. Mr. Chapin is the inventor of the planar magnetron and co-inventor of a reactive sputtering process control. Mr. Chapin has a bachelors of science degree in geophysics from the Colorado School of Mines and a masters degree in electrical engineering from the University of Colorado.

     Graeme Hennessey has served as our Vice President - Sales and Marketing since April 1993. From 1980 until he joined our company, Mr. Hennessey was employed by Donnelly Corporation as a product line manager where he was responsible for sales and marketing as well as manufacturing. Mr. Hennessey obtained a bachelors of science degree in physics from Catholic University of America and a masters degree in physics from Fordham University.

     Lawrence D. Firestone has served as our Chief Financial Officer and Treasurer since July 1999. From March 1996 until March 1999, Mr. Firestone served as Vice President and Chief Operating

Officer of Avalanche Industries, Inc., a custom cable and harness manufacturer. From 1993 to 1996, Mr. Firestone served as Director of Finance and Operations for the Woolson Spice and Coffee Company, a gourmet coffee roasting and distribution company, and from 1988 to 1993, as Vice President and Chief Financial Officer for TechniStar Corporation, a manufacturer of robotic automation equipment. From 1981 to 1988, Mr. Firestone served in various capacities and finally as Vice President and Chief Financial Officer at Colorado Manufacturing Technology, a contract manufacturer that specialized in PC board and cable assembly. Mr. Firestone has a bachelors of science degree in business/accounting from Slippery Rock State College.

     Chad D. Quist has been a director of our company since April 1997. Mr. Quist is the President of Information Products, Inc., a wholly-owned subsidiary of Donnelly Corporation, and has recently assumed responsibility for the electrochromic mirror business unit for Donnelly Corporation as its Vice President. Mr. Quist has been employed by Donnelly since 1995. Information Products, Inc. is a leading supplier of glass components for the touch screen industry. From 1989 to 1995, Mr. Quist served as Vice President of
Fisher-Rosemont, Inc., an industrial instrumentation company. Mr. Quist has a bachelors degree in engineering from Stanford University and a masters degree in business administration from the Kellogg Graduate School of Business at Northwestern University.

     Richard P. Beck has been a director of our company since May 1998. Since 1992, Mr. Beck has served as Chief Financial Officer of Advanced Energy Industries, Inc., a manufacturer of power conversion and control systems. Since 1995, Mr. Beck has also served as a director of Advanced Energy Industries, Inc. From 1987 to 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck has a bachelors of science degree in accounting and a masters degree in business administration in finance from Babson College.

     Vincent Sollitto, Jr. has been a director of our company since October 1999. Mr. Sollitto has been the Chief Executive Officer since June 1996 and a member of the Board of Directors since July 1996 at Photon Dynamics, Inc. From August 1993 to 1996, Mr. Sollitto was the General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Mr. Sollitto spent 21 years in various positions, including Director of Technology and Process at International Business Machines Corporation, before joining Supercomputer Systems, Incorporated. Mr. Sollitto serves as a director of Irvine Sensors Corp. Mr. Sollitto is a graduate of Tufts College where he received a B.S.E.E. in 1970.

     Roger Smith has served our company since July 1998 as our Director of Materials. From May 1993 until July 1998, Mr. Smith served our company's Treasurer. Prior to joining our company, Mr. Smith was employed for 33 years by Donnelly Corporation in various capacities, including controller and project manager.

     Jim Scholhamer has been employed by us since August 1997. Mr. Scholhamer currently is the Director of Operations for Thin Film Coatings and was previously the Engineering Manager. From 1992 until he joined the Company, Mr. Scholhamer held the titles of Manufacturing Manager and Process Engineer at Viratec Thin Films, Inc., located in Minnesota. From 1989 to 1992, Mr. Scholhamer served as Production Manager and Process Engineer at Ovonic Synthetic Materials, Inc., a division of Energy Conversion Devices, located in Michigan. Mr. Scholhamer obtained his bachelors of science degree in engineering from the University of Michigan.

     Russell W. Black has been employed by us since December 1996 as its Director of Operations -- Thin Film Systems. From 1994 until March 1996, Mr. Black served as Engineering Manger at Applied Komatsu Technology, a capital equipment supplier to the FPD industry, and from 1990 to 1993, as an Engineering Manager at Varian Associates, Inc., a capital equipment supplier to the semiconductor industry. Mr. Black obtained a bachelors of science degree in engineering technology from California State Polytechnic University. In 1995, Mr. Black pleaded guilty to one count of wire fraud in United States District Court. Mr. Black was sentenced to 18 months probation and 50 hours of community service and was ordered to pay approximately $7,500 in fines and restitution. Mr. Black's probation was terminated by the court after 10 months.

     John J. Kester has been employed by us since June 1997 as our Advanced Development Director. From 1995 until he joined us, Dr. Kester served as Research and Development Manager for the photovoltaic module manufacturer, Golden Photon Inc., a subsidiary of ACX Inc. From 1989 to 1995, he was the Physics Division Chief at the Seiler Research Laboratory at the United States Air Force Academy. From 1982 to 1989 he worked in the Central Research Laboratory of Dow Chemical Company. Dr. Kester hs a bachelors degree from The Colorado College and a masters and doctorate in physics from Washington University in St. Louis, Missouri.

     Our Board of Directors is currently composed of six directors, divided into three classes. Messrs. Edman and Sollitto serve in the class whose term expires in 2000; Messrs. Van Alsburg and Chapin serve in the class whose term expires in 2001; and Messrs Beck and Quist serve in the class whose term expires in 2002. Upon the expiration of the term of each class of directors, directors comprising that class will be elected for a three-year term at the next succeeding annual meeting of shareholders. Each director holds office until that director's successor has been duly elected and qualified. Selection of the nominees for the Board of Directors is made by the entire Board of Directors.

     The Board of Directors elects executive officers on an annual basis. Executive officers serve until their successors have been duly elected and qualified.


ITEM 1 (d):  Information About Foreign Operations

     See "ITEM 1(c): Narrative Description of Business -- Sales, Marketing, and Customers" and "--STEC Joint Venture." See also "ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - China Joint Venture."

ITEM 2:  Properties

     Our headquarters and the majority of our manufacturing facilities are located in Longmont, Colorado in approximately 127,000 square feet of leased space. We have sales offices in China and Japan and utilize inventory warehouses in Japan and Hong Kong.

     Our facilities are modern, well-maintained and adequately insured and are well-utilized.

ITEM 3:  Legal Proceedings

     We are presently not involved in any legal proceedings which, if not settled in our favor would individually or collectively, have a material adverse impact on its financial condition.

ITEM 4:  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of fiscal 2000 to a vote of the Company Shareholders.

                                 CERTAIN FACTORS

     Described below are certain risks that we face. The risks described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to, any of these risks.

     This Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described below and elsewhere in this Report. You should not place undue reliance on these forward-looking statements.

Our operating results may fluctuate.

     We have experienced and may continue to experience significant annual and quarter-to-quarter fluctuations in our operating results. Our annual and quarterly operating results have fluctuated and may fluctuate in the future as a result of a variety of factors including:

    - customer demand, which is influenced by a number of factors, including general economic conditions in the FPD industry, market acceptance of our products and the products of our customers, changes in the product mix demanded and offered, and the timing, cancellation or delay of customer orders and shipments;

    - competition, including competitive pressures on prices of our products and those of our customers (for example, although thin film coated glass prices were stable in fiscal 2000, prices declined approximately 29% during fiscal 1999, adversely affecting our net income in that fiscal year), the introduction or announcement of new products by competitors and the addition of new production capacity by competitors;

    -    the cyclical nature of the capital equipment market;

    - manufacturing and operational issues that arise due to, among other things, fluctuations in availability and cost of raw materials and production capacity, the transfer of equipment and personnel to manufacturing facilities at our joint venture in China, and the hiring and training of additional staff;

    - issues related to new product development, including most significantly our ability to introduce new products and technologies on a timely basis and the increased research, development and engineering costs and marketing expenses associated with new product introductions;

    - the timing of the recognition of revenues from capital equipment orders can materially impact our operating results on a quarterly basis due to the magnitude of each capital equipment order;

    - sales and marketing issues, including our concentration, particularly in the equipment area, on a small number of customers and discounts that may be granted to certain customers; and

    -    fluctuations in foreign currency exchange rates.

The coated glass market is highly competitive and subject to pricing pressures.

     The market to supply thin film coated glass to LCD manufacturers is highly competitive. Many of our competitors have substantially greater financial, technical, marketing and sales resources than we have. Prices for much of our low resolution thin film coated glass products supplied to the LCD market declined in past years, with a 29% price decrease during fiscal 1999. Recent pricing stabilization in fiscal 2000 may not continue, and we may in the future experience pricing pressures as a result of a decline in industry demand, excess inventory levels, increases in industry capacity or the introduction of new technologies. Many of our customers are under continuous pressure to reduce prices and we expect to continue to experience downward pricing pressures on our thin film coated glass products. We are frequently required to commit to price reductions before we know that the cost reductions required to maintain profitability can be achieved. To offset declining sales prices, we must achieve manufacturing efficiencies and cost reductions and obtain orders for higher volume products. If we are unable to offset declining sales prices, our gross margins will decline.

     Additional competitors may enter our markets, certain of which may offer lower prices. For example, our suppliers and customers could vertically integrate to manufacture the products we produce. Our suppliers of thin glass are large, well-capitalized companies that could enter the LCD market by coating the glass they produce and supplying LCD manufacturers directly. Because glass is by far our largest material cost, a manufacturer of glass desiring to enter this market could have a significant cost advantage if they chose to vertically integrate. We are aware of one manufacturer of thin glass, Asahi Glass Company, that also coats glass for the LCD market. Further, companies that manufacture thin film glass coating equipment could begin producing thin film coated glass. In addition, certain LCD manufacturers have vertically integrated to coat glass for LCDs, and we expect further vertical integration into certain areas of LCD manufacturing. Any such vertical integration or other competition could lead to reduced sales and gross margins and could have a material adverse effect on our business, operating results, financial condition and prospects.

Our entry into the thin film coating equipment business exposes us to risks associated with new business ventures in emerging markets.

     Until fiscal 1997, our business was focused almost exclusively on the sale of thin film coated glass. Since then, we have devoted substantial resources to the development and sale of the equipment for thin film coating, and we believe our future growth depends significantly upon our success in the equipment market.

     We are subject to the risks inherent in the operation or the development of a new business, including risks associated with attracting and servicing a customer base, manufacturing products in a cost-effective and profitable manner, managing the expansion of a business operation and attracting and retaining qualified engineering, manufacturing, service and marketing personnel. We entered the equipment business because of our expectations regarding continuing rapid growth of the FPD market, but it is difficult to anticipate the direction of future growth and to design equipment to meet the needs of a changing market. Changes in technology could render our systems less attractive. If the market for our thin film coating equipment fails to grow, or grows more slowly or in a different direction than anticipated, we may be unable to realize the expected return on our investment in developing the equipment market, and our business, operating results, financial condition and prospects could be materially adversely affected. In particular, we are anticipating growth in PDP applications over the next two years. If commercialization of that technology develops more slowly than we expect, our future results will be negatively affected.

     Sales of our thin film coating equipment depend in large part upon a prospective customer's decision to increase manufacturing capabilities and capacities or to respond to consumer demands for greater cost efficiencies by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve significant capital expenditures. Customers may postpone decisions regarding major capital expenditures, such as our coating equipment, due to the rapid technological change in the thin film coated glass industry. Customers that purchase thin film coated glass from us could decide to purchase thin film coating equipment to bring some or all of their thin film coated glass requirements in-house, thus adversely affecting our sales of thin film coated glass to such customers.

     The sales cycle of our thin film coating equipment is lengthy due to the customized nature of the process, the customer's evaluation of its ordered system and completion of any necessary upgrades, and the expansion or construction of facilities. We may expend substantial funds and management effort during the sales cycle, particularly in initial installations of newly developed, complex products, which could have a negative impact on gross margins.


We must continue to invest in research and development to compete successfully in a rapidly changing marketplace.

     The market for thin film coated glass and coating equipment is characterized by rapid change. Our future success depends upon our ability to introduce new products, improve existing products and processes to keep pace with
technological  and  market   developments,   and  to  address  the  increasingly
sophisticated and demanding needs of our customers. Technological changes, process improvements, or operating improvements that could adversely affect us include:

    - development of new technologies that improve manufacturing efficiency of our competitors;

    - changes in product requirements of our customers, as illustrated by the shift in the FPD market from lower information content applications to higher information content FPDs such as supertwisted nematic ("STN") high resolution, active matrix LCDs and plasma displays;

    -    changes in the way coatings are applied to glass for LCDs;

    - development of new materials that improve the performance of thin film coated glass; and

    - improvements in the alternative to the sputtering technology we use in plasma displays.

     We may not have sufficient funds to devote to research and development, or our research and development efforts may not be successful in developing products in the time, or with the characteristics, necessary to meet customer needs. If we do not adapt to such changes or improvements, our competitive position, operations and prospects would be materially adversely affected.

A significant part of our business is done in Asia and any downturn in the Asian economy could adversely affect us.

     Sales to international customers represented approximately 78%, 85% and 93% of our gross sales in fiscal 1998, 1999 and fiscal 2000, respectively. The principal international markets in which we and our STEC joint venture operate are China (including Hong Kong), Korea, Japan, Taiwan and Malaysia. Recent banking and currency problems in Asia have had and may continue to have an adverse impact on our revenue and operations. We believe international sales will continue to represent a significant portion of our sales, and that we will be subject to the normal risks of conducting business internationally. Such risks include:

    -    the burdens of complying with a wide variety of foreign laws;

    - unexpected changes in regulatory requirements, and the imposition of government controls;

    -    political and economic instabilities;

    -    export license requirements;

    -    foreign exchange risks;

    -    protective trade activities, such as tariffs and other barriers;

    -    difficulties in staffing and managing foreign sales operations; and

    -    potentially adverse tax consequences.

     In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Other risks inherent in our international business include greater difficulties in accounts receivable collection, which we have attempted to mitigate by insuring our foreign accounts receivable.

We depend on the continuing cooperation of our joint venture partner in China.

     Our future results will depend significantly on the results of our fifty percent owned STEC joint venture with Nippon Sheet Glass Co., Ltd. ("NSG") in China. The results of the joint venture depend on the continuing cooperation of

NSG. The success of the STEC joint venture is subject to a number of risks, over many of which we have limited control. We rely on our joint venture partner, NSG, to house the STEC joint venture within its glass fabrication facility and to supply glass to the joint venture. We also rely on NSG's management personnel to manage the day-to-day operations of the joint venture, and the president of STEC is employed by the joint venture as well as by NSG. We do not have employment agreements with any of the management at STEC. STEC's future success will be dependent in part on our ability to continue to effectively participate in the joint venture and manage our relationship with NSG. Our business, operating results, financial condition or growth could be materially adversely affected if NSG ceases to supply glass to the joint venture, focuses its management and operational efforts on other activities or terminates the joint venture.

     Our operations and assets in China are subject to significant political, economic, legal and other uncertainties in China. China currently does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation of laws may be inconsistent. We could also be adversely affected by a number of factors, including inadequate development or maintenance of infrastructure, inability to repatriate funds or a deterioration of the general political, economic or social environment in China.

Our stock price may fluctuate significantly.

     The market price of our common stock has been, and we expect will continue to be, subject to significant fluctuations. Factors affecting our market price include:

    -    quarterly variations in our results of operations;

    - the announcement of new products or product enhancements by us or our competitors;

    -    changes in earnings estimates or buy/sell recommendations by analysts;

    - the limited number of shares of common stock available for purchase or sale in the public markets;

    -    the operating and stock price performance of comparable companies;

    -    technological innovations by us or our competitors; and

    -    general  market  conditions  or  market  conditions  specific  to   the
         industries in which we operate.

     Recently, stock prices for many technology companies have fluctuated in ways unrelated or disproportionate to the operating performance of the companies. Such fluctuations may adversely affect the market price of our common stock. The market price of our common stock has risen dramatically in recent months, from $3.00 per share at October 26, 1999 to $39.13 per share at June 30, 2000. We cannot assure that the market price at any particular date will remain the market price in the future.

Our operating results depend on market conditions in the flat panel display industry.

     Our business depends on the purchasing requirements of manufacturers of FPDs, which, in turn, depends upon the current and anticipated market demand for FPDs. We cannot assure you that the FPD market will continue to grow, or that any growth will have a positive impact on our future business or results of operations. Unfavorable economic conditions that relate to the consumer electronics or other industries in which we operate, or that result in reductions in capital expenditures by our customers, could have a material adverse effect on the FPD market. Our business, operating results, financial condition and prospects would be materially adversely affected by any future downturns in the FPD market.

We are dependent on a small number of suppliers of certain raw materials and are vulnerable to increased prices for raw materials.

     We currently rely on four glass suppliers, Pilkington Micronics, Ltd., Glaverbel Societe Anonyme, Central Glass Co., Ltd. and Nippon Sheet Glass Co., Ltd. for most of our thin glass. All of these manufacturers are located outside the United States. We do not have long-term supply contracts with any of these suppliers, and thus have no contractual assurance of a firm price, over an extended term, of a long-term commitment to supply our principal raw material. In periods of short supply, we could have difficulty obtaining the necessary quantities of glass at a competitive cost. Such interruptions could occur for numerous reasons, including labor difficulties at some point in the chain of manufacturing or distribution. If the price of glass increases, we may not be able to pass the price increases along to our customers, especially in periods of soft demand for our products or excess capacity. Current and potential competitors that both manufacture and coat glass could be better able to absorb raw material cost increases due to their vertical integration. We also have a limited number of qualified suppliers of target materials for our coating process. If we were to experience significant delays, interruptions, or shortages in the supply of raw material or material price increases for raw materials, our business, operating results, financial condition and prospects could be materially adversely affected.

We depend on a small number of significant customers.

     Our ten largest customers accounted for approximately 78%, 62% and 79% of our gross sales in fiscal 1998, 1999 and fiscal 2000, respectively. In fiscal 2000, sales to NSG and Gemtech represented 29% and 11% of gross sales, respectively. The loss of, or a significant reduction of purchases by, one or more of these customers would materially adversely affect our business, operating results, financial condition and prospects. There are a limited number of potential customers in the LCD market and we expect that sales to a relatively small number of customers will continue to account for a high percentage of our revenues in the LCD market in the foreseeable future. We have not entered into long-term agreements with our thin film coated glass customers and they are not obligated to continue to buy their thin film coated glass from us. Moreover, in the event that customers purchase thin film coating equipment from us or from one of our competitors and begin coating glass in-house, sales to those customers may decrease sharply. If such lost sales are not replaced on a timely basis by new orders of thin film coated glass or equipment from other customers, our business, operating results, financial condition and prospects could be materially adversely affected.

We conduct business in foreign currencies, and fluctuation in the values of those currencies could result in foreign exchange losses.

     In fiscal 2000, approximately 29% and 71% of our total gross sales were denominated in yen and dollars, respectively. Any strengthening of the dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the yen in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Although a strengthening dollar may result in some offsetting cost reductions on the raw materials we import, such cost reductions may not be sufficient to enable us to remain competitive. Moreover, a strengthening of the dollar or other competitive factors could put pressure on us to denominate a greater portion of our Japanese sales in yen, thereby increasing our exposure to fluctuations in the dollar-yen exchange rate. Our joint venture in China transacts much of its business in Chinese Yuan Renminbi. While this currency has remained fairly constant in value, any devaluation of the Chinese Yuan Renminbi would adversely affect our business, operating results, financial conditions and prospects. We cannot assure you that fluctuations in exchange rates will not adversely affect our competitive position or result in foreign exchange losses, either of which could materially adversely affect our business, operating results, financial conditions and prospects.

The loss of key personnel could adversely affect our ability to manage our business.

     Our future success will depend largely upon the continued services of our executive officers and certain other key employees. The loss of the services of one or more of the executive officers or other key employees could materially adversely affect our business. We do not have employment agreements with or key-man life insurance on any of our executive officers or other key employees. Our future success will depend in part upon our ability to attract and retain additional qualified managers, engineers and other employees. Our business, operating results, financial condition or growth could be materially adversely affected if we were unable to attract, hire, assimilate, and train these employees in a timely manner.

Our rapid growth may make it more difficult to manage our business effectively.

     In order to support potential future growth, we will need to improve our productivity, invest in additional research and development, enhance our management information systems and add management personnel. We cannot assure you that we will continue to grow or be effective in managing our future growth, expanding our facilities and operations or attracting and retaining qualified personnel. Failure to do these things could have a material adverse effect on our business, operating results, financial condition, and prospects.

We may not be able to adequately protect or enforce our intellectual property rights.

     We rely primarily upon trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary technology. The steps we have taken to protect our proprietary rights might not be adequate to prevent misappropriation of such rights. We are not aware that our products or other proprietary rights infringe the proprietary rights of third parties. However, third parties may assert infringement claims against us in the future and such claims may require us to enter into license agreements or result in protracted and costly litigation, regardless of their merits. We may not be able to obtain licenses to use third-party technology and such licenses, if available, may not be available to us on commercially reasonable terms. These factors may adversely affect our business, operating results, financial condition or growth.

Some anti-takeover provisions may affect the price of our common stock.

     Our articles of incorporation and bylaws contain various provisions, including notice provisions, provisions for staggered terms of office of the Board of Directors, fair price provisions, and provisions authorizing us to issue preferred stock, that may make it more difficult for a third-party to acquire, or may discourage acquisition bids for, our company. Such provisions could limit the price that certain investors would be willing to pay in the future for shares of the our common stock. In addition, the rights of holders of common stock may be adversely affected by the rights of holders of any preferred stock that may be issued in the future that would be senior to the rights of the holders of the common stock.

If we fail to comply with environmental regulations, our operations could be suspended.

     We use hazardous chemicals in producing our products. As a result, we are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. The failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of its manufacturing processes or cessation of operations.

                                     PART II

ITEM 5:  Market for Registrant's Common Stock and Related Security Holder
         Matters

     Prior to November 21, 1997, there was no public market for our Common Stock. The Common Stock was approved for quotation on the Nasdaq National Market under the symbol AFCO, beginning November 21, 1997. At July 28, 2000, the number of common Shareholders of record was 30.

     The range of high and low bid quotations for our Common Stock as quoted (without retail markup or markdown and without commissions) on the Nasdaq National Market since its initial public offering is provided below. They do not necessarily represent actual transactions.

                                                                       High Bid                Low Bid
Fiscal 2000
     Fourth Quarter.....................................               39 7/8                  13 1/8
     Third Quarter......................................               35 3/4                  12 7/8
     Second Quarter.....................................               14 3/4                  3
     First Quarter......................................               4                       3 1/8

Fiscal 1999
     Fourth Quarter.....................................               4 1/4                   2 1/2
     Third Quarter......................................               4 1/4                   1 13/16
     Second Quarter.....................................               3 7/8                   2 5/8
     First Quarter......................................               5 5/8                   2 7/8

Fiscal 1998
     Fourth Quarter.....................................               9 5/8                   4 9/16
     Third Quarter......................................               11 5/16                 7 1/8
     Second Quarter (since November 21, 1997)...........               9 1/8                   8 1/4

     We have not declared or paid any cash dividends on our capital stock. We currently intend to retain all future earnings to finance our business. Accordingly, we do not anticipate paying cash or other dividends on our Common
Stock in the foreseeable future. Furthermore, our revolving credit facility prohibits the declaration or payment of any cash dividends on the Common Stock. See "ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6: Selected Financial Data

     The  following  selected  consolidated   financial  data  is  qualified  by
reference to, and should be read in conjunction with, our fiscal 2000 Consolidated Financial Statements and notes thereto and the discussion thereof included elsewhere in this Form 10-K. The selected consolidated statements of operations for the fiscal years ended June 1998, July 1999 and July 2000 and the related balance sheet data as of the fiscal years ended July 1999 and July 2000 derived from consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report with respect thereto is included elsewhere in this Form 10-K. The selected consolidated statements of operations data for the fiscal year ended June 1996 and 1997 and the related consolidated balance sheet data as of June 1996, 1997 and 1998 have been derived from audited consolidated financial statements of the Company not included in this Form 10-K.

                                         Summary Consolidated Financial Data
                                        (In thousands, except per share data)
                                                      -------------------------------------------------------------
                                                                             Fiscal Year Ended
                                                      -------------------------------------------------------------
                                                          July 1,      July 3,     June 27,    June 28,    June 29,
                                                           2000         1999         1998        1997       1996
                                                           ----         ----         ----        ----       ----
Statement of Operations Data
   Net sales.....................................         $42,292      $31,523      $53,041     $34,050    $21,738
   Gross profit..................................           5,659        4,453       10,891       6,698      2,720
   Operating income (loss).......................             (74)        (351)       4,581       2,953       (478)
   Net income (loss).............................           3,073         (224)       2,857       1,621     (1,078)
   Diluted net income (loss) per common share....          $ 0.69      $ (0.06)      $ 0.85      $ 0.58    $ (0.39)
   Weighted average common shares outstanding,
          diluted................................           4,439        3,478        3,375       2,814
                                                                                                             2,798
Balance Sheet Data
   Working capital...............................         $63,785      $11,812     $ 10,747     $ 5,534    $ 6,232
   Total assets..................................          87,478       30,195       28,697      21,541     18,198
   Long term debt, net of current portion........               0        7,180        4,175       6,448      8,501
   Total shareholders' equity....................          73,197       14,658       14,826       6,740      5,058

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Report.

     This Report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "believe," "anticipate," "intend," "goal," "expect" and similar expressions may identify forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include those disclosed in the "Certain Factors" section of this Report.

Overview

     We were incorporated in Colorado as Applied Films Labs, Inc. on March 2, 1976, with our main offices located in Boulder, Colorado. Since inception, our business has evolved from applied thin films research and development to the production and sale of thin film coated glass and coating equipment. During fiscal years 1998 and 1999, we relocated our Boulder operations to a new headquarters and manufacturing facility in Longmont, Colorado.

     In March 1999, we completed the development of our latest coating platform, the ATX-700. In the second half of fiscal 2000, we experienced a shift in revenue with increasing revenues from the equipment side of the business due to the order volume of ATX-700's. Net revenues of coating equipment are recognized primarily on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. The lead time for the sale of coating equipment is generally six to nine months. To date, we have priced our coating equipment in U.S. dollars. Net sales of thin film coating equipment in fiscal years 1998, 1999 and fiscal 2000 were $13.9 million, $4.6 million and $7.1 million, respectively. Coating equipment backlog as of July 1, 2000 was $8.8 million, compared to $423,000 as of July 3, 1999.

     The majority of our net sales to date have been from the sale of thin film coated glass to manufacturers of LCDs. Thin film coated glass sales and related costs are recognized when products are shipped. Historically, net sales have varied substantially from quarter to quarter, and we expect such variations to continue. We are typically able to ship our thin film coated glass within 30 days of receipt of the order and, therefore, do not have a significant long-term backlog of thin film coated glass orders. Our ten largest customers for thin film coated glass accounted for, in the aggregate, approximately 78%, 62% and 79% of gross sales in fiscal 1998, 1999 and fiscal 2000, respectively.

     The principal demand for our thin film coated glass is by LCD manufacturers, most of which are located in Asia. Total gross sales to international customers represented approximately 78%, 85% and 93% of our gross sales in fiscal 1998, 1999 and fiscal 2000, respectively. We expect international sales will continue to represent a significant portion of our net sales. We sell most of our thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers that are in yen. Gross sales denominated in yen were approximately $6.0 million, $6.7 million and $12.7 million in fiscal 1998, 1999 and fiscal 2000, respectively. Beginning in fiscal 2001, certain customers and suppliers will be converted to U.S. Dollars, reducing our exposure to foreign currency translation charges.

     In fiscal 2000, the FPD industry experienced very favorable market conditions in both thin film coating equipment and the coated glass markets. Capital equipment spending grew compared to the prior year as FPD manufacturers began investing in FPD production facilities. PDP and active matrix LCD manufacturing facility growth is increasing at an unprecedented rate.. The thin film coated glass market is also very strong, led by wireless devices such as PDA's and cell phones, evidenced by our growth in STN revenues.

     In fiscal 1999, the FPD industry experienced adverse market conditions in both the thin film coated glass market and the thin film coating equipment market. During fiscal 1999, there was a downturn in the Asian economy and many FPD manufacturers located in Asia delayed capital spending on new coating equipment. In addition, market prices for thin film coated glass declined approximately 29% during fiscal 1999. During the course of this downturn we reduced costs in our U.S. operations and expanded our lower cost operations at our joint venture in China. Recently, the Asian economy has improved and worldwide demand for FPDs has risen, resulting in increasing demand for coated glass and thin film coating equipment.

     China Joint Venture. In April 1999, we entered into our STEC joint venture with NSG to produce coated glass in Suzhou China for resale through our company, NSG, and others. The joint venture represents a strategic effort to establish manufacturing capacity in the Far East and reduce our total manufacturing costs. Upon formation of the joint venture, each partner sold a production coater to the joint venture and moved a portion of its manufacturing capacity to STEC. We have sold one additional production coater to the joint venture to be delivered in the fall of 2000. The equipment sold is a Venture 5000 system that was in operation in our Longmont, Colorado facility. We believe sales to the joint venture are on arms-length terms. One-half of the anticipated gain on the sale of the Venture 5000 to the Joint Venture will be deferred and amortized into income over the remaining estimated useful life of the system.

     We recognize 50% of STEC's net income as "Equity earnings in affiliate" on our consolidated statement of operations. We buy coated glass manufactured by the joint venture and resell it to our customers in Asia. The income from these sales will continue to flow through our consolidated statement of operations. We expect that the lower cost structure from reduced labor, materials and transportation costs will result in higher margins on our sales of glass manufactured by STEC.

     The joint venture has determined that it will utilize available cash flows for operating purposes and to repay debt. Accordingly, we do not expect to receive dividends from the joint venture in the foreseeable future. See "Results of Operations -- Income Tax Benefit (Provision)." The only cash flow we will receive from the joint venture will be 50% of the 2% royalty on all joint venture sales, payable quarterly. We expect that the joint venture will not materially affect our revenues, operating income or cash flows from operating activities, but will increase our net income.

Results of Operations

     The following table sets forth information derived from our consolidated statements of operations expressed as a percentage of net sales for the periods indicated.

                                                      --------------------------------------------------------------
                                                                            Fiscal Year Ended
                                                      --------------------------------------------------------------
                                                         July 1, 2000         July 3, 1999         June 27, 1998
                                                         ------------         ------------         -------------
Statement of Operations Data:
   Net sales....................................             100.0%               100.0%               100.0%
   Cost of goods sold...........................              86.6                 85.9                 79.5
                                                            ------               ------               ------
Gross profit....................................              13.4                 14.1                 20.5
Operating expenses:
   Selling, general & administrative............              10.2                 11.9                  9.6
   Research and development.....................               3.3                  3.3                  2.3
                                                             -----               ------               ------
Operating income (loss).........................              (0.1)                (1.1)                 8.6
Interest income (expense).......................               1.1                 (1.8)                (0.9)
Other income (expense)..........................               0.6                  0.0                  0.5
Income from joint venture.......................               5.6                  1.4                   --
                                                            ------               ------               ------
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle.........................               7.2                 (1.5)                 8.2
Income tax benefit (provision)..................               0.2                  0.8                 (2.8)
                                                             -----               ------                -----
Net income (loss) before cumulative
   effect of change in accounting principle.....               7.4%                (0.7)%                5.4%
Cumulative effect of change in
   accounting principle.........................              (0.1)                  --                   --
                                                              -----                ----                 ----
Net income (loss)...............................               7.3%                (0.7)%                5.4%
                                                              =====                =====                =====

Sales

     Net sales were $42.3 million, $31.5 million and $53.0 million in fiscal years 2000, 1999 and 1998, respectively. This represented a 34% increase from fiscal 1999 to fiscal 2000, and a decrease of 41% from fiscal 1998 to fiscal 1999. Thin film coated glass sales increased 31% to $35.2 million from fiscal 1999 to fiscal 2000 and dropped from $39.1 million to $26.9 million from fiscal 1998 to fiscal 1999. The increase in fiscal 2000 was due to strong demand for coated glass for both TN and STN coated glass. Because it is more complex and expensive to produce than TN coated glass, STN coated glass provides us with higher revenues and gross margins for each panel of glass produced. Also, the growth in demand for wireless communication devices fueled our increased production and sale of STN coated glass in fiscal 2000. In fiscal 1999, coated glass prices dropped approximately 29%, which had an adverse impact on coated glass sales. Sales of thin film coating equipment increased 54% to $7.1 million in fiscal 2000 from $4.6 million in fiscal 1999. This growth was driven by the sales of the ATX-700. During fiscal 2000 and shortly after, we sold three ATX-700 systems and recognized partial revenue and margin on two of those systems in the second half of fiscal 2000. The FPD industry has appropriated capital for growth in production facilities for both the PDP and active matrix LCD markets for which the ATX-700 is particularly well suited.

Gross Profits

     Gross profits were $5.7 million, $4.5 million and $10.9 million in fiscal years 2000, 1999, and 1998, respectively. As a percentage of net sales, gross profit margins were 13.4%, 14.1% and 20.5% in fiscal years 2000, 1999 and 1998, respectively. Gross profits increased in fiscal 2000 from fiscal 1999 due primarily to the high concentration in sales levels of thin film coated glass as well as gross profit contribution from thin film coating equipment revenue that began in the second half of fiscal 2000. Gross profits for fiscal 2000 were also positively impacted by the sale of the refurbished coater to the Joint Venture.

Selling, General and Administrative

     Selling, general and administrative expenses totaled $4.3 million, $3.8 million and $5.1 million for fiscal years 2000, 1999 and 1998, respectively. SG&A increased 15% from $3.8 million in fiscal 1999 to $4.3 million in fiscal 2000 due to the sales commissions from systems sales. We use commissioned sales representative firms in partnership with our sales team for the thin film equipment portion of our business. As a percentage of sales, selling, general and administrative costs were 10.2%, 11.9% and 9.6% for fiscal years 2000, 1999 and 1998, respectively.

Research and Development

     Research and development expenses totaled $1.4 million, $1.0 million and $1.2 million for fiscal years 2000, 1999 and 1998, respectively. Research and development expenditures consisted primarily of salaries, outside contractor expenses and other expenses related to our ongoing product development efforts. The increase from fiscal 1999 to fiscal 2000 was primarily attributable to changes in staffing and material and supplies expense related to advanced development projects in fiscal 1999. The advanced development team completed the design, fabrication, process proving and debugging of our latest ATX-700 technology in March of 1999. This team is currently engaged in several development projects that will allow us to maintain our industry leadership position. As a percentage of net sales, research and development expenses were 3.3%, 3.3% and 2.3% in fiscal years 2000, 1999 and 1998, respectively.

Interest Income (Expense)

     Interest  income  (expense) was $447,000,  ($533,000)  and  ($441,000)  for fiscal years 2000, 1999 and 1998, respectively. The shift from interest (expense) in fiscal 1999 and prior years to interest income in fiscal 2000, was related to the investment of the proceeds of $55 million secondary offering that was completed in March 2000. The increase in long-term borrowings in fiscal 1999 funded the $3.2 million up front capital infusion of the STEC joint venture in China. As of fiscal year end 2000, we had no bank debt. Total bank debt was $7.4 million and $4.3 million as of fiscal year end 1999 and 1998, respectively.

Other Income (Expense)

     Other income (expense) was $272,000, $40,000 and $197,000 in fiscal years 2000, 1999 and 1998, respectively. In fiscal 2000, other income consisted primarily of royalties from the joint venture of $284,000 that were partially offset by a small foreign currency loss. The decrease in other income from 1998 to 1999 was the absence of foreign currency gains in fiscal 1999 that drove the gain in fiscal 1998. It is uncertain whether foreign exchange gains or losses will be incurred in the future.

Income Tax Benefit (Provision)

     The income tax provision was $1,480,000 for fiscal year 1998. The effective tax rate for fiscal 1998 was 34%. We recorded a $258,000 tax benefit during fiscal year 1999. We received a refund of $522,000 in fiscal 1999 for estimated payments and because we applied the tax loss carryback to previous fiscal years. The income tax benefit for fiscal 2000 was $97,000, representing an effective tax rate of a negative 3.3%. This benefit was primarily derived from the reversal of the income tax accrual on the equity income from the joint venture that was accrued in fiscal 1999. Other factors contributing to the relatively low effective tax rate in fiscal 2000 were interest and current year equity in earnings in the Joint Venture income that are not subject to tax.

Quarterly Results of Operations

     The following table sets forth summary unaudited quarterly financial information for the last eight fiscal quarters. In the opinion of management, such information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Report and reflects all necessary adjustments (consisting of only normal, recurring adjustments) for a fair presentation of such unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period and there can be no assurance that any trends reflected in such results will continue in the future. Our results of operations may be subject to significant quarterly variations. See also " Certain Factors -- Our Operating Results May Fluctuate."

                                --------------------------------------    --------------------------------------------
                                             Fiscal 2000                                  Fiscal 1999
                                            Quarter Ended                                Quarter Ended
                                --------------------------------------    --------------------------------------------
                                  July       April     January     October       July      March      December   September
                                  2000       2000       2000        1999         1999      1999         1998       1998
Net Sales.....................  $ 14,837   $ 11,759    $ 8,308     $ 7,388       $ 7,779   $ 8,216    $ 6,176    $ 9,351

Cost of goods sold............    12,815     10,301      7,042       6,475         6,798     6,622      5,493      8,158
                                  ------     ------                                -----     -----      -----      -----

Gross profit..................     2,022      1,458      1,266         913           981     1,594        683      1,193
Operating expenses:
  Selling, general and
  Administrative..............     1,529      1,084        902         809           750       911        794      1,304
Research and development......       385        360        315         349           297       274        212        260
                                   -----      -----      -----       -----         -----     -----      -----      -----

Operating income (loss).......       108         14         49        (245)          (66)      409       (323)      (371)
Interest income (expense).....       655         32       (101)       (139)         (147)     (167)      (140)      (112)
Other income (expense)........       (47)       125         14         180            78       (27)      (135)       136

Equity earnings in affiliate..       866        697        369         449           382        --         --        --
                                    ----       ----       ----        ----          ----      ----       ----      ----
Income (loss) before income
  taxes.......................     1,582        868        331         245           247       215       (598)      (347)
Income tax benefit (provision)      (102)       (61)       343         (83)          (86)      (72)       286        130
                                    ----       ----       ----        ----          ----      ----       ----       ----
Net income (loss) before
cumulative effect of change
in accounting principle.......     1,480        807        674         162           161       143       (312)      (217)
Cumulative  effect  of  change
in accounting principle.......        --         --         --         (50)           --        --         --         --

Net income (loss).............   $ 1,480      $ 807      $ 674       $ 112         $ 161     $ 143     $ (312)    $ (217)
                                 =======      =====      =====       =====         =====     =====     ======     ======

The following table sets forth the above unaudited information as a percentage of total net sales.

                                --------------------------------------    --------------------------------------------
                                             Fiscal 2000                                  Fiscal 1999
                                            Quarter Ended                                Quarter Ended
                                --------------------------------------    --------------------------------------------
                                  July      April    January   October     July       March      December   September
                                  2000      2000       2000     1999       1999        1999       1999        1998
Net Sales...................     100.0%    100.0%    100.0%    100.0%      100.0%     100.0%     100.0%     100.0%

Cost of goods sold..........      86.4      87.6      84.8      87.6        87.4       80.6       88.9       87.2
                                 -----     -----     -----     -----       -----      -----      -----      -----
Gross profit................      13.6      12.4      15.2      12.4        12.6       19.4       11.1       12.8
Operating expenses:
  Selling, general and
  Administrative............      10.3       9.2      10.9      11.0         9.6       11.1       12.9       13.9
Research and development....       2.6       3.1       3.8       4.7         3.8        3.3        3.4        2.8
                                                      ----      ----        ----       ----       ----       ----
Operating income (loss).....       0.7       0.1       0.5      (3.3)       (0.8)       5.0       (5.2)      (3.8)
Interest income (expense)...       4.4       0.3      (1.2)     (1.9)       (1.9)      (2.0)      (2.3)      (1.2)
Other income (expense)......      (0.3)      1.1       0.2       2.4         1.0       (0.3)      (2.2)       1.5

Equity earnings in affiliate       5.8       5.9       4.4       6.0         4.9         --         --         --
                                  ----      ----      ----      ----        ----       ----       ----       ----
Income (loss) before income
  taxes.....................      10.7       7.4       3.9       3.2         3.2        2.6       (9.7)      (3.7)
Income tax benefit (provision)    (0.7)     (0.5)      4.1      (1.1)       (1.1)      (0.9)       4.6        1.4
                                  ----      ----      ----      ----        ----       ----       ----       ----
Net income (loss) before
cumulative effect of change
in accounting principle.....      10.0       6.9       8.0       2.1         2.1        1.7       (5.1)      (2.2)
Cumulative effect of change
in accounting principle.....        --        --        --      (0.7)         --         --         --         --
Net income (loss)...........      10.0%      6.9%      8.0%      1.4%        2.1%       1.7%      (5.1%)     (2.2)%
                                  =====     ====      ====      ====         ====       ====      =====      ====

     The increase in quarterly sales during the second half of fiscal 2000 was driven by the demand for STN coated glass and recognition of revenue on the two ATX-700 systems that were sold during the year. Net sales during fiscal 1999 were relatively flat due to reduced demand from customers for thin film coated glass as well as a reduction in capital spending and thin film equipment purchases in the industry. Net sales of thin film coated glass for fiscal 2000 totaled $35.2 million versus $26.9 million during fiscal year 1999 with STN coated glass representing over 41% of fiscal 2000 glass sales. Sales and related costs of thin film coated glass products are recognized when products are shipped. Sales of thin film coating equipment totaled $7.1 million in fiscal 2000 versus $4.6 million in fiscal 1999 with revenue recorded on two ATX-700 systems in the second half of fiscal 2000. Approximately 94% of the revenue for coating equipment was recorded in the second half of the year. We utilize the percentage of completion accounting method for recognizing sales of equipment. See "ITEM 8: Financial Statements and Supplementary Data -- Note 2: Significant Accounting Policies -- Equipment Sales Revenue Recognition." During the year, we sold two ATX-700 systems and on July 10, 2000, we announced the sale of a third ATX-700 system to a major Japanese PDP manufacturer. This represents a major market penetration for our latest equipment platform. We have successfully sold the ATX-700 system into three different countries in the Far East.

     In absolute dollars, total gross profits grew for each quarter in fiscal 2000. As a percentage of sales, gross profits were positively impacted beginning in the third quarter of fiscal 2000 from margins on the ATX-700 system sales. Margins in fourth quarter fiscal 2000 were negatively impacted due to the refurbishment program, whereby we took a production coater off-line at the beginning of June 2000 to be refurbished and sold it to the STEC for delivery in first quarter of fiscal 2001. This drop in production in Longmont negatively affected our margins for the fourth quarter. Once this system is in production at STEC, it is anticipated to have a positive impact on equity earnings going forward.

     Selling, general and administrative expenses increased 16% per quarter during fiscal 2000 due to the re-introduction of sales commissions for thin film equipment sales, which escalated with equipment revenue in the second half of the year. Included in the fiscal 1999 SG&A expenses are one time charges totaling $433,000 for the completion of the relocation of our facilities to Longmont and severance charges.

     Interest expense decreased sequentially since the third quarter of fiscal year 1999 and converted to interest income from the third quarter of fiscal 2000. Interest income was $447,000 in fiscal 2000 compared to an expense of ($553,000) in the prior year. At the end of third quarter 2000, we raised $55.5 million in a secondary offering and we have a large portion of these funds invested in low-risk securities and instruments.

     Equity earnings in affiliate have grown substantially since the joint venture commenced production in April 1999, and is now contributing significantly to our profits. The joint venture has also benefited from increased demand for STN coated glass which allowed STEC to shift production to the higher margin STN product.

Liquidity and Capital Resources

     We have funded our operations with cash generated from operations, proceeds from an initial and secondary public offerings of our common stock, and with borrowings. Cash provided by operating activities for fiscal 2000 was $3.9 million compared to $3.9 million for the corresponding period in fiscal 1999 due primarily to net income earned during the year. In fiscal 2000, we paid off our bank debt under our line of credit from the proceeds of our secondary offering. As of July 1, 2000, cash and cash equivalents were approximately $52.2 million and working capital was $63.8 million. As of July 1, 2000, accounts receivable were approximately $11.1 million.

     Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of July 1, 2000, we had no outstanding balances on our credit facility. The interest rate under the credit facility was 9.25% at July 1, 2000. The credit facility generally restricts our ability to make capital expenditures, incur additional indebtedness, enter into capital leases or guarantee such obligations. To remain in compliance with the credit agreement, we must also maintain certain financial ratios. At July 1, 2000 we were in compliance with all of the financial covenants in our credit facility.

     Capital expenditures were $484,000, $2.9 million and $5.4 million for fiscal years 1999 and 1998, respectively. We anticipate capital expenditures of approximately $6.5 million in fiscal 2001, consisting primarily of costs related to the completion of additional coating capacity, additional research and development hardware, thin film coating test equipment and development support equipment. The majority of capital spending in fiscal 2000 was for machinery and equipment to enhance our process capabilities in thin film coated glass and for modifications to our ATX-700 demonstration.

     We believe that our working capital and capital resource needs for the next 12 months will continue to be met by our current cash and cash equivalents, operations, and borrowings under the existing credit facility. We believe that success in our industry requires substantial capital in order to maintain flexibility to take advantage of opportunities as they may arise. We may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities.

Year 2000 Compliance

     The Year 2000 issue did not have a material adverse effect on our financial condition, results of operations or liquidity. However, the systems of other companies that interact with us may not be Year 2000 compliant, which may adversely affect us.

Recent Financial Accounting Standards Board Statements

     Several new accounting pronouncements have been issued in fiscal 1997 and 1998, some of which are listed in the notes to the financial statements that have impacted us in fiscal year 1999 and 2000. These standards may impact us going forward. Management believes that these accounting standards will not have a material impact on the operating results when implemented. See Item 8.

ITEM 7A:  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposure

     Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

Foreign Exchange Exposure

     We are exposed to foreign exchange risk associated with our accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At July 1, 2000, we had approximately $2.0 million of accounts receivable and $2.4 million of accounts payable denominated in yen compared with July 3, 1999, when we had approximately $605,000 of accounts receivable and $1.0 million of accounts payable denominated in yen. A one percent change in exchange rates would result in an approximate $4,000 net impact on pre-tax income based on the July 1, 2000 quarter end foreign currency denominated accounts receivable and accounts payable balances. Our customers typically pay us for our yen denominated sales within approximately 15 to 45 days of the date of sale. We occasionally offer cash discounts for early payment and pre-payment.

     Notwithstanding the above, actual changes in interest rates and foreign exchange rates could adversely affect our operating results or financial condition. The potential impact is likely greater the greater the magnitude of the rate change. See also "Note 12 to Consolidated Financial Statements -- Fair Value of Financial Instruments."

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

ITEM 8:  Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
Report of Independent Public Accountants....................................  32
Consolidated Balance Sheets as of July 1, 2000 and July 3, 1999.............  33
Consolidated Statements of Operations for the fiscal years ended
   July 1, 2000, July 3, 1999 and June 27, 1998.............................  34
Consolidated Statements of Stockholders' Equity for the fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998.................  35
Consolidated Statements of Cash Flows for the fiscal years
   ended July 1, 2000, July 3, 1999 and June 27, 1998.......................  36
Notes to Consolidated Financial Statements..................................  37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Applied
      Films Corporation:


We have audited the accompanying consolidated balance sheets of APPLIED FILMS CORPORATION (a Colorado corporation) and subsidiary as of July 1, 2000 and July 3, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Films Corporation and subsidiary, as of July 1, 2000 and July 3, 1999, and the consolidated results of their operations and their cash flows for the fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Arthur Andersen LLP
                                        Arthur Andersen LLP



Denver, Colorado,
    July 18, 2000.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                                            July 1,        July 3,
ASSETS                                                                                       2000           1999
------                                                                                     --------       --------
Current assets:
    Cash and cash equivalents.....................................................          $32,058       $ 1,163
    Marketable securities.........................................................           20,167            --
    Accounts and trade notes receivable, net of allowance of $188 and $73
       Coated glass and other.....................................................            6,273         5,501
       Costs and profit in excess of billings.....................................            4,571            --
       Due from Joint Venture.....................................................              219         1,560
    Inventories, net..............................................................           10,006         8,152
    Assets held for sale..........................................................            2,251            --
    Prepaid expenses and other....................................................              187           675
    Income tax receivable.........................................................               --           711
    Deferred tax asset, net.......................................................              480           169
                                                                                            -------       -------
                Total current assets..............................................           76,212        17,931
Property, plant and equipment:
    Land..........................................................................              270           270
    Building......................................................................              226           226
    Machinery and equipment.......................................................           11,443        15,491
    Office furniture and equipment................................................              356           444
    Leasehold improvements........................................................            1,504         1,340
                                                                                            -------       -------
                                                                                             13,799        17,771
    Accumulated depreciation......................................................           (8,479)       (9,144)
                                                                                            -------       -------
       Total property, plant and equipment........................................            5,320         8,627
                                                                                            -------       -------
Investment in Joint Venture.......................................................            5,746         3,637
Deferred tax asset, net...........................................................              136            --
Other assets......................................................................               64            --
                                                                                            -------       -------
                                                                                            $87,478       $30,195
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Trade accounts payable........................................................          $ 9,971       $ 3,950
    Accrued expenses..............................................................            2,138         1,656
    Income tax payable............................................................               98            --
    Current portion of -
       Deferred revenue...........................................................              164           236
       Deferred gain..............................................................               56            56
       Long-term debt.............................................................               --           221
                                                                                            -------       -------
                Total current liabilities.........................................           12,427         6,119

Long-term debt, net of current portion............................................               --         7,180
Deferred revenue, net of current portion..........................................            1,210         1,356
Deferred gain, net of current portion.............................................              644           700
Deferred tax liability, net.......................................................               --           182
                                                                                            -------       -------
                Total liabilities.................................................           14,281        15,537
                                                                                            -------       -------

Commitments (Note 10) Stockholders' equity:
    Preferred stock, no par value, 1,000,000 shares authorized;
       no shares outstanding......................................................              --            --
    Common stock; no par value, 10,000,000
       shares authorized, 6,040,856 and 3,487,058
       shares issued and outstanding at July 1, 2000 and
       July 3, 1999, respectively.................................................           64,959         9,473
    Other cumulative comprehensive gain (loss)....................................              (20)           --
    Retained earnings.............................................................            8,258         5,185
                                                                                            -------       -------
                Total stockholders' equity........................................           73,197        14,658
                                                                                            -------       -------
                                                                                            $87,478       $30,195
                                                                                            =======       =======

     The accompanying notes are an integral part of these consolidated balance sheets.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                    For The Fiscal Years Ended
                                                                              ---------------------------------------
                                                                                July 1,       July 3,      June 27,
                                                                                  2000         1999         1998
                                                                                -------      --------     ---------
Net sales:
    Non-affiliated....................................................        $ 42,292      $ 28,582      $ 53,041
    Joint Venture.....................................................              --         2,941            --
                                                                              --------      --------      --------
Total sales...........................................................        $ 42,292      $ 31,523      $ 53,041
Cost of goods sold....................................................          36,633        27,070        42,150
                                                                              --------      --------      --------
Gross profit..........................................................           5,659         4,453        10,891

Selling, general and administrative expenses..........................           4,324         3,760         5,067
Research and development expenses.....................................           1,409         1,044         1,243
                                                                              --------      --------      --------
Income (loss) from operations.........................................             (74)         (351)        4,581
Interest income (expense).............................................             447          (553)         (441)
Other income (expense)................................................             272            40           197
Equity earnings in Joint Venture......................................           2,381           382            --
                                                                              --------      --------      --------
Income (loss) before income taxes and
    cumulative effect of change in accounting principle...............           3,026          (482)        4,337
Income tax benefit (provision)........................................              97           258        (1,480)
                                                                              --------      --------      --------
Income (loss) before cumulative effect
    of change in accounting principle.................................           3,123          (224)        2,857
                                                                              --------      --------      --------
Cumulative effect of change in
    accounting principle..............................................             (50)           --            --
Net income (loss) ....................................................        $  3,073      $   (224)     $  2,857
                                                                              ========      ========      ========
Net income (loss) per share:
    Basic.............................................................        $   0.72      $  (0.06)     $   0.90
                                                                              ========      ========      ========
    Diluted...........................................................        $   0.69      $  (0.06)     $   0.85
                                                                              ========      ========      ========
Weighted average common shares outstanding:
    Basic.............................................................           4,255         3,478         3,181
                                                                              --------      --------      --------
    Diluted...........................................................           4,439         3,478         3,375
                                                                              ========      ========      ========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     FOR THE FISCAL YEARS ENDED JULY 1, 2000, JULY 3, 1999 AND JUNE 27, 1998
                        (In thousands, except share data)

                                                                                    Other
                                                                                 Cumulative                                 Total
                                        Common Stock       Held by Affiliate   Comprehensive    Deferred     Retained  Stockholders'
                                      Shares     Amount     Shares    Amount    Gain (Loss)   Compensation   Earnings      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances, June 28, 1997             2,799,998    $4,245     (3,749)   $ (26)         --        $  (31)      $ 2,552       $ 6,740
---------------------------------------------------------------------------------------------------------------------------------
  Issuance of shares in
    connection with IPO
    (net of underwriters'
    commissions of $297)..........    676,439     5,205         --       --          --            --            --         5,205
  Liquidation of affiliate........     (3,749)      (26)     3,749       26          --            --            --            --
  Comprehensive income:
    Net income....................         --        --         --       --          --            --         2,857         2,857
    Amortization of deferred
      compensation................         --        --         --       --          --            24            --            24
---------------------------------------------------------------------------------------------------------------------------------
Balances, June 27, 1998             3,472,688     9,424         --       --          --            (7)        5,409        14,826
---------------------------------------------------------------------------------------------------------------------------------
  Net (loss)......................         --        --         --       --          --            --          (224)         (224)
  ESPP stock issuance.............     10,564        33         --       --          --            --            --            33
  Exercise of stock options.......      3,806        16         --       --          --            --            --            16
  Amortization of deferred
    compensation..................         --        --         --       --          --             7            --             7
---------------------------------------------------------------------------------------------------------------------------------
Balances, July 3, 1999              3,487,058     9,473         --       --          --            --         5,185        14,658
---------------------------------------------------------------------------------------------------------------------------------
  Net income......................         --        --         --       --          --            --         3,073         3,073
  ESPP stock issuance.............      5,481        39         --       --          --            --            --            39
  Stock options, including income
    tax benefits of $253..........     48,317       383         --       --          --            --            --           383
  Issuance of shares in
    Connection with secondary
    offering (net of offering
    costs of $461)................  2,500,000    55,064         --       --          --            --            --        55,064
  Comprehensive income:
    Unrealized gain (loss) on foreign
      currency translation......           --        --         --       --         (20)           --            --           (20)
---------------------------------------------------------------------------------------------------------------------------------
Balances, July 1, 2000              6,040,856   $64,959         --    $  --       $ (20)        $  --       $ 8,258       $73,197
                                    ---------   -------     ------    -----       -----         -----       -------       -------

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                           For The Fiscal Years Ended
                                                                                     ---------------------------------------
                                                                                       July 1,       July 3,      June 27,
                                                                                        2000          1999          1998
                                                                                      --------      ---------    ----------
Cash Flows from Operating Activities:
    Net income (loss).......................................................           $ 3,073       $ (224)       $ 2,857
    Adjustments to reconcile net income (loss) to net cash flows from operating activities -
       Depreciation.........................................................             1,826         1,759         1,800
       Amortization of deferred compensation................................                --             7            24
       Amortization of deferred gain on lease and Joint Venture.............              (220)         (108)          (22)
       Cumulative effect of change in accounting principle..................                50            --            --
       Deferred income tax (benefit) provision..............................              (628)          530          (558)
       Loss (gain) on disposals of property, plant and equipment............                84           (20)           (4)
       Equity in earnings of affiliate......................................            (2,217)         (330)          (50)
       Deferred gain on equipment sale to Joint Venture.....................                --         1,588            --
       Cost of equipment sale to Joint Venture..............................                --         1,693            --
       Changes in:
         Accounts and trade notes receivable, net...........................              (991)          385          (985)
         Costs and profits in excess of billings............................            (3,011)           --            --
         Inventories........................................................            (1,872)        1,903        (3,895)
         Prepaid expenses and other.........................................               488           273          (520)
         Accounts payable...................................................             6,021        (1,291)        1,439
         Deferred revenue...................................................                --            --        (1,500)
         Accrued expenses...................................................               482        (1,243)        1,683
         Income taxes payable (receivable)..................................               809        (1,002)          (61)
                                                                                       -------       -------       -------
Net cash flows from operating activities....................................             3,894         3,920           208
                                                                                       -------       -------       -------

Cash Flows from Investing Activities:
    Purchases of property, plant, and equipment.............................              (484)       (2,959)       (5,415)
    Proceeds from sale of property, plant, and equipment....................                --           159         2,184
    Purchase of assets held for sale........................................              (369)           --            --
    Investment in Joint Venture.............................................                --        (3,236)          (71)
    Proceeds from liquidation of investment in affiliate....................                --            --           172
    Proceeds from sale of lease purchase option.............................                --            --           834
    Purchases of marketable securities......................................           (21,367)           --            --
    Proceeds from sale of marketable securities.............................             1,200            --            --
    Other...................................................................               (64)           --            --
                                                                                       -------       -------       -------
Net cash flows from investing activities....................................           (21,084)       (6,036)       (2,296)
                                                                                      --------       -------       -------

Cash flows from Financing Activities:
    Proceeds from borrowings of long-term debt..............................             3,623        12,747        16,715
    Repayment of long-term debt.............................................           (11,024)       (9,598)      (20,048)
    Stock issuance on stock purchase plan, and stock options................               422            49         5,205
    Proceeds from secondary offering........................................            55,525            --            --
    Offering costs..........................................................              (461)           --            --
                                                                                       -------       -------       -------
Net cash flows from financing activities....................................            48,085         3,198         1,872
                                                                                       -------       -------       -------

Net increase (decrease) in cash.............................................            30,895         1,082          (216)
Cash and cash equivalents, beginning of period..............................             1,163            81           297
                                                                                       -------       -------       -------
Cash and cash equivalents, end of period....................................           $32,058       $ 1,163       $    81
                                                                                       =======       =======       =======
Supplemental cash flow information:
    Cash paid for interest, net of amounts capitalized......................           $   366       $   735       $   767
                                                                                       =======       =======       =======
    Cash paid (received) for income taxes, net..............................           $  (560)      $  (100)      $ 2,109
                                                                                       =======       =======       =======

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      COMPANY ORGANIZATION AND OPERATIONS

     Applied Films Corporation, (the "Company" or "AFCO"), was originally incorporated in 1992 as a Michigan corporation. In June 1995, the Company reincorporated in Colorado. The Company's principal line of business is the manufacture and sale of thin film glass for use in flat panel and liquid crystal displays. During 1997, the Company began selling its thin film coating glass manufacturing equipment to flat panel display manufacturers. The Company experiences risks common to technology companies, including highly competitive and evolving markets for its products.

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

     Secondary Offering

     In March 2000, the Company completed a secondary public offering of 3,066,500 shares, including 2,500,000 newly issued shares. In connection with this offering, certain founders sold less than 50% of their interest consisting of 566,500 shares.

(2)      SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the Company's wholly owned subsidiary, DAF Export Corporation, which is treated as a Foreign Sales Corporation ("FSC") for federal income tax purposes. The accounts of the subsidiary have been consolidated with the accounts of the Company in the accompanying financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

     Joint Venture Income Taxes

     During fiscal year 2000, the Company determined that the earnings from the Joint Venture would not be distributed to the Company for the foreseeable future, therefore a provision for U.S. income taxes need not be provided on the earnings from the Joint Venture. During fiscal year 1999, the Company accrued for income taxes to be paid on the earnings in the Joint Venture at a rate of 34%. Based on the fiscal year 2000 determinations, the taxes originally provided during fiscal year 1999, as well as those provided through the first quarter of fiscal year 2000 on the earnings from the Joint Venture, were reversed in the second quarter of fiscal year 2000 resulting in an additional tax benefit for fiscal year 2000 of approximately $260,000.

     Fiscal Year

     The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2000, 1999 and 1998 include 52, 53 and 52 weeks, respectively.

     Cash and Cash Equivalents

     The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

     Marketable Securities

     The Company classifies all of its short-term investments that do not qualify as cash equivalents as trading securities. Such short-term investments consist of municipal debt securities and corporate bonds. Trading securities are bought and held principally for the purpose of selling them in the near term. Realized gains and losses on such securities are reflected as other income in the accompanying statement of operations. Trading securities are carried at current market value which are based upon quoted market prices using the specific identification method.

     As of July 1, 2000, the Company had $3.5 million and $16.7 million in corporate bonds and municipal debt securities, respectively. The Company had no significant concentration of credit risk arising from investments and had no significant unrealized gains or losses at July 1, 2000.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at July 1, 2000, and July 3, 1999 consist of the following:

                                                                 July 1,2000             July 3,1999
                                                                 -----------             -----------
                                                                            (In thousands)
       Raw materials, net.............................            $   4,003                $   3,797
       Work-in-process................................                   --                       23
       Materials for manufacturing systems............                  195                      192
       Finished goods.................................                5,808                    4,140
                                                                  ---------                ---------
                                                                  $  10,006                $   8,152
                                                                  =========                =========

     Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. Depreciation is computed on straight-line or accelerated methods over the following estimated useful lives. Leasehold improvements are depreciated over the lesser of the useful life of the asset or lease term.

                                                                           Estimated
                                                                          Useful Lives
                                                                          ------------
           Building............................................             30 years
           Machinery and equipment.............................            3-10 years
           Office furniture and equipment......................            3-5 years

     Deferred Gain

     During June 1997, the Company entered into a lease transaction with a third party for the Company's manufacturing and administrative facility in Longmont, Colorado, which included a purchase option early in the lease period. The Company sold this purchase option to another third party, who exercised this option and purchased the building. The Company then entered into a new lease of the facility (see Note 10). The Company received $834,000 for this purchase option, which is deferred and is being amortized on a straight line basis over the term of the lease of 15 years.

     Coated Glass Revenue Recognition

     Coated glass revenues are recognized upon shipment to the customer pursuant to the terms specified in the purchase order. A provision for estimated sales returns and allowances is recognized in the period of the sale.

     Equipment Sales Revenue Recognition

     Revenues relating to the sales of thin film coating equipment are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1 "Accounting for Performance of Construction - Type and Certain Production-Type Contracts" ("SOP 81-1"). Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Billings in excess of costs and profit, represents amounts received pursuant to the contract terms which occur prior to the Company's recognition of revenues on the contract for financial reporting purposes. Costs and profits in excess of billings represents revenues earned prior to billing.

     Losses on contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated. No such losses have been identified for contracts in progress at July 1, 2000 or July 3, 1999. The Company did not have any contracts in progress at July 3, 1999. Contracts in progress at July 1, 2000 are as follows:

    Costs incurred on contracts in progress and estimated profit ................       $       6,211

    Less: billings to date.......................................................             (1,640)
                                                                                        -------------
    Costs and profit in excess of billings.......................................       $       4,571

     The balances billed but not paid by customers pursuant to retainage provisions in equipment contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date will generally be collected within the subsequent fiscal year. Retainage generally ranges from 0% to 10% of amounts billed to customers during the progress of the contract. Retainage amounts are included in accounts receivable in the balance sheet.

     The Company offers warranty coverage for equipment sales for a period ranging from 3 to 12 months after final installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity. Provisions for anticipated losses on contracts, if any, are made in the period they become evident.

     Deferred Revenue

     During fiscal 1999, the Company sold refurbished thin film coating equipment to the Joint Venture (see Note 4). Because the Company owns 50% of the Joint Venture, the Company recorded 50% of the revenue and related cost of the sale and has deferred 50% of the gross margin, approximately $1.4 million, (representing the Company's intercompany profit due to its ownership of the Joint Venture), which will be recognized on a straight-line basis over ten years, the estimated depreciable life of the equipment. The amortization of the gross margin is included with equity in earnings of Joint Venture in the accompanying statements of operations.

     Research and Development Expenses

     Research and development costs are expensed as incurred and consist primarily of salaries, supplies, and depreciation of equipment used in research and development activities. The Company incurred approximately $1.4 million, $1.0 million and $1.2 million of research and development expenses for the fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998 respectively, net of reimbursements received from a contracting research organization.

     Foreign Currency Transactions

     The Company generated 93% and 85% of its revenues in fiscal years 2000 and 1999, respectively, from sales to foreign corporations, located primarily in East Asia. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese Yen. For those transactions denominated in Japanese Yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of the period spot exchange rate. Transaction gains and losses are charged or credited to income during the year, and any unrealized gains or losses are recorded as other income or loss at the end of the period.

     Other Cumulative Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes a standard for reporting and displaying comprehensive income and its components within the financial statements.
Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Other cumulative comprehensive income for the Company represents foreign currency items associated with the translation of the Company's investment in the Joint Venture (Note 4).

     Net (Loss) Income Per Share

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share ("EPS"). Under this statement, basic earnings (loss) per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potential dilutive securities, including stock options determined utilizing the treasury stock method.

     A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows (in thousands of shares):

                                                              2000               1999                 1998
                                                              ----               ----                 ----
Weighted average number of common shares
     outstanding (shares used in basic
     earnings per share computation).................          4,255             3,478               3,181
Effect of stock options (treasury stock method)......            184               N/A                 194
                                                             -------           -------             -------
Shares used in diluted earnings per share computation          4,439             3,478               3,375
                                                             =======           =======             =======

     As all potentially dilutive securities were antidilutive for fiscal year 1999, the effect of common stock issuable upon exercise of all options has been excluded from the computation of diluted earnings per share for fiscal year 1999.

     Adoption of New Accounting Standards

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Once the capitalization criteria of SOP 98-1 have been met, certain internal and external direct costs of materials, services and interest should be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, which is fiscal year 2000 for the Company. The application of SOP 98-1 did not have a material impact on the Company's financial statements.

     In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Through the end of fiscal 1999, the Company has been deferring certain start-up costs related to the Joint Venture in China (see Note 4). A charge for the application of SOP 98-5 was recorded as a change in accounting principle during fiscal 2000.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, based upon a preliminary assessment, management does not believe SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138, will have a material impact on the Company's financial statements.

     SAB 101

     In December 1999, the staff of the Securities and Exchange Commission (the "Staff") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has evaluated SAB 101 and it believes that there is no effect on the revenue recognition policies currently in place. The staff has indicated that it plans to issue interpretive guidance as it relates to SAB 101 in the form of a question and answer document. The Company will evaluate the impact, if any, of such guidance as it becomes available.

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

     Related Parties

     In addition to the Company's Joint Venture investment described in Note 1, the Company has engaged in the following related party transactions. During fiscal 2000, the Company had $245,000 in sales to a company of which a member of the board of directors is an officer, and the Company had $583,000 of purchases from a company of which a member of the board of directors is an officer.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)      LONG-TERM DEBT

                                                                                            July 1,               July 3,
                                                                                             2000                 1999
                                                                                      -----------------    ------------------
     Revolving credit  facility,  due  September  17, 2002,  secured by eligible accounts receivable,  inventory,  equipment and fixtures, as defined in the  agreement;  interest  payable  quarterly and accruing based on the prime rate and/or the  Eurodollar  rate, at the election of the Company at the beginning of each month, plus a factor varying based on earnings before interest,  taxes,  depreciation and amortization,  as defined by the  agreement  (9.25%  and 8%,  at  July 1,  2000  and  July 3,  1999,
         respectively)..........................................................      $         --        $   7,000,000
     Note payable secured by a deed of trust on land and
         buildings, payable in 60 monthly installments of
         principal and interest of $7,692 (final payment due
         June 27, 2002); with interest accruing at 8.79%. The
         note payable was retired during fiscal 2000............................                --              241,000

     Notepayable for  insurance  policy  secured by any  insurance  proceeds and dividends, payable in 17 monthly installments of principal and interest of $13,984 (final payment due April 18, 2000); with
         interest accruing at 7.17%.............................................                --              137,000

     Other capital leases of equipment..........................................                --               23,000
                                                                                      ------------         ------------
                                                                                                --            7,401,000
         Less-current portion...................................................                --             (221,000)
         Total long-term debt...................................................      $         --           $7,180,000
                                                                                      ============         ============

     On March 27, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Agreement"), which consolidated all outstanding debt into a revolving credit facility with maximum availability of $11,500,000, due on June 30, 2000. Effective July 1999, the maturity Agreement was extended to September 17, 2002. The Company must maintain certain financial ratios to remain in compliance with the Agreement, including a ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); a ratio of total liabilities to tangible net worth and maintain a certain amount of tangible net worth, all as defined in the Agreement. As of July 1, 2000, the entire facility was available to the Company in accordance with these provisions. At the beginning of each month, the Company may elect to have a portion of the borrowings bear interest at the Eurodollar rate and any additional borrowings bear interest at the Prime rate. As of July 1, 2000, the Company had $0 borrowed against the facility.

(4)      INVESTMENT IN JOINT VENTURE

     In June 1998, the Company formed a 50/50 Joint Venture with NSG in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the Joint Venture. During the third quarter 1999, the Company sold refurbished equipment to the Joint Venture for use in the process of thin film coating of glass. The sales price was approximately $5.1 million.

     The Joint Venture began operations during the fourth quarter of fiscal 1999. The Company records 50% of income or loss from operations of the Joint Venture after elimination of the impact of interentity transactions. The Company's share of profits realized by the Joint Venture on sale of inventory to the Company are eliminated as are adjustments to inventory to the extent that such inventory is held by the Company at the end of the period. The functional currency for the Joint Venture is the applicable local currency. The Company's investment in the Joint Venture is translated into U.S. dollars using the year-end exchange rate. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period. The cumulative translation gain or loss is recorded as other comprehensive income in Company's financial statements.

     During fiscal year 2000, the Company purchased coated glass totaling $7.7 million from the Joint Venture, of which $1.2 million remained in inventory at year end. In addition, the Company received royalties totaling $284,000 for the year ended July 1, 2000, and $44,000 for the year ended July 3, 1999. In March 2000, the Company agreed to guarantee 50% of the debt of the Joint Venture.

     Summarized income statement information for the Joint Venture for the year ended July 1, 2000 and July 3, 1999 is presented below:

                                                                   Year Ended           Year Ended
                                                                  July 1, 2000          July 3, 1999
                                                                -----------------    ------------------
                                                                            (In thousands)
     Joint Venture:
         Operating revenues................................        $  23,882            $   4,139
                                                                   =========            =========
         Net income........................................        $   4,095            $     660
                                                                   =========            =========
     AFCO's Equity in earnings:
         Proportionate share of net income after
              Eliminations.................................        $   2,217            $     330
         Amortization of deferred gain on sale of
              Equipment....................................              164                   52
                                                                   ---------            ---------
         Equity in earnings of Joint Venture...............        $   2,381            $     382
                                                                   =========            =========

     Summarized balance sheet information for the Joint Venture as of July 1, 2000 and July 3, 1999 is presented below:

                                                                   Year Ended           Year Ended
                                                                  July 1, 2000          July 3, 1999
                                                                -----------------    ----------------
                                                                            (In thousands)
     Assets:
         Current assets....................................        $   9,956            $   5,411
         Property, plant, and equipment, net...............            9,921               10,414
                                                                   ---------            ---------
                                                                   $  19,877            $  15,825
                                                                   =========            =========
     Capitalization and Liabilities:
         Current liabilities...............................        $   5,397            $   7,125
         Long-term debt....................................            2,800                1,596
         Common shareholders' equity.......................           11,680                7,104
                                                                   ---------            ---------
                                                                   $  19,877            $  15,825
                                                                   =========            =========

     As of July 1, 2000, the Company had accounts payable to and receivables from the Joint Venture of $2.7 million and $218,000, respectively.

(5)      ASSETS HELD FOR SALE

     During fiscal 2000, the Company entered into an agreement to sell refurbished equipment to the Joint Venture for approximately $4.7 million. The equipment had been used in the Company's thin film coated glass segment. The sale is subject to customary terms, including installation and acceptance at the Joint Venture's premises. The Company expects to fulfill those terms and record the sale during the first quarter of fiscal 2001. Accordingly, the equipment has been classified as assets held for sale at July 1, 2000. As the Company expects to realize a gain upon sale, no adjustments have been made to the carrying value of the equipment. Depreciation of the equipment has been suspended since the date of the sales agreement.

(6)      STOCKHOLDERS' EQUITY

     Stock Options

     In May 1993, the board of directors approved the Company's 1993 Stock Option Plan (the "1993 Plan") covering 276,500 shares of common stock. The exercise price of these options is determined by the board of directors. The options granted in fiscal years 1994 and 1995 vested, over a four year period and, under its original terms, were not exercisable until after an initial public offering of common stock was completed by the Company. Accordingly, the Company accounted for the 1993 Plan as a variable plan until June 30, 1995, at which time the board of directors declared that the options then outstanding were exercisable, subject to their vesting terms. The Company has recorded approximately $597,000 of deferred compensation related to all options, which is equal to the excess of the estimated fair market value of the common stock as of July 1, 1995 over the exercise price. As of July 3, 1999, all of the compensation has been expensed.

     In April 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") covering 272,500 shares of common stock, as amended. The exercise price of options granted under the 1997 Plan is determined by the board of directors based upon estimated fair market value. The options granted are to vest ratably over four years. In October of 1999, the shareholders of the Company approved an increase of 100,000 shares to the 1997 Stock Option Plan, increasing the shares available for granting to 372,500 shares.

     Outside Directors Options

     In October 1999, the Company adopted the Outside Director Stock Option Plan covering 24,000 shares of common stock. The exercise price of the options under this plan is determined based upon the estimated fair market value.

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

     Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal 2000, 1999 and 1998 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                              2000               1999                1998
                                                              ----               ----                ----
     Risk-free interest rate.........................         6.24%             5.21%               5.66%
     Expected lives..................................       7 years           7 years             5 years
     Expected volatility.............................          136%               77%                 64%
     Expected dividend yield.........................          0.0%              0.0%                0.0%

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

     The total fair value of options granted was computed to be approximately $738,000, $51,000 and $147,000 for the years ended July 1, 2000, July 3, 1999 and June 27, 1998, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $220,000, $88,000 and $82,000 for the fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998, respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) would have been reported as follows (in thousands, except share data):

                                                              2000               1999               1998
                                                              ----               ----               ----
     Net income (loss):
         As reported.................................      $    3,073        $    (224)          $    2,857
                                                           ==========        ==========          ==========
         Pro forma...................................      $    2,853        $    (313)          $    2,768
                                                           ==========        ==========          ==========
     Basic earnings (loss) per share:
         As reported.................................      $     0.72        $   (0.06)          $     0.90
                                                           ==========        ==========          ==========
         Pro forma...................................      $     0.67        $   (0.09)          $     0.87
                                                           ==========        ==========          ==========

A summary of the 1993 and 1997 Plans is as follows:

                                     -------------------------------------------------------------------------------------------
                                                                     For the Fiscal Years Ended
                                     -------------------------------------------------------------------------------------------
                                            July 1, 2000                    July 3, 1999                   June 27, 1998
                                     ---------------------------     ---------------------------    ----------------------------
                                                    Weighted                        Weighted                        Weighted
                                                     Average                         Average                         Average
                                       Options      Exercise           Options      Exercise          Options       Exercise
                                                      Price                           Price                           Price
                                       -------        -----            -------        -----           -------         -----
Outstanding at beginning of year        390,053      $    3.45         379,645      $   3.77          345,100       $  3.43
         Granted                        124,160           6.30          25,000          2.75           34,545          7.20
         Forfeited                      (10,820)         (4.28)        (10,786)        (6.61)              --            --
         Exercised                      (48,337)         (2.69)         (3,806)        (2.87)              --            --

Outstanding at end of year              455,056           4.29         390,053          3.63          379,645          3.77
                                        =======      =========         =======      ========          =======       =======
Exercisable at end of year              242,937           3.46         306,756          3.29          255,695          3.05
                                        =======      =========         =======      ========          =======       =======
Weighted average fair value of
    options granted                                  $    5.94                      $   2.05                        $  4.26
                                                     =========                      ========                        =======

The  following  table  summarizes   information  about  employee  stock  options
outstanding and exercisable at July 1, 2000:

                                                 Options Outstanding                         Options Exercisable
                                   --------------------------------------------------  -------------------------------
                                     Number of           Weighted
                                      Options            Average          Weighted          Number          Weighted
                                   Outstanding at       Remaining         Average       Exercisable at      Average
           Range of                   July 1,          Contractual        Exercise         July 1,          Exercise
        Exercise Prices                 2000          Life in Years        Price             2000            Price
----------------------------------  -------------  -------------------  -------------  ----------------  -------------
      $  2.32 -  $3.27                260,125                7.1           $  2.80         101,760           $   2.48
         3.28 -   6.55                169,916                5.9              4.11         135,420               4.08
         6.55 -   9.83                 11,515                7.2              7.20           5,757               7.20
         9.84 -  32.75                 13,500               10.0             32.75              --                  --
                                    ---------                              -------         -------           ---------
                                      455,056                              $  4.29         242,937           $   3.46
                                      =======                              =======         =======           ========

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

     During fiscal 2000, the Company issued shares to employees under this plan at a grant price ranging from $3.15 to $32.96 per share. A total of 16,045 shares have been issued under the plan.

(7)      INCOME TAXES

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

     The net deferred tax asset (liability) is comprised of the following:

                                                                           July 1,           July 3,
                                                                            2000              1999
                                                                          ---------         --------
                                                                               (In thousands)
    Inventories..................................................         $   160           $    54
    Accrued expenses.............................................             334               281
    Deferred compensation........................................             181               219
    Deferred gain................................................             261               261
    Deferred revenue.............................................             513                86
    Other  ......................................................               1                --
                                                                          -------            ------
           Total deferred tax assets.............................           1,450               901
                                                                          -------            ------
    Property, plant and equipment................................            (794)             (748)
    Equity earnings in Joint Venture.............................              --              (135)
    Foreign currency.............................................             (41)              (31)
                                                                          -------            ------
           Total deferred tax liabilities........................            (835)             (914)
                                                                          -------             -----
           Total deferred tax (liability) asset, net.............         $   615           $   (13)
                                                                          =======           ========

     Income tax (benefit) provision for the years ended July 1, 2000, July 3, 1999 and June 27, 1998 consist of the following:

                                                                          ----------------------------------------------
                                                                                       Fiscal Years Ended
                                                                          ----------------------------------------------
                                                                             July 1,          July 3,        June 27,
                                                                              2000             1999            1998
                                                                          -------------      ---------      ----------
                                                                                          (In thousands)
Taxes currently payable/(receivable):
    Federal......................................................            $   484          $  (718)         $ 1,858
    State........................................................                 47              (70)             180
                                                                             -------          -------          -------
                  Total current (benefit) provision..............                531             (788)           2,038
Taxes deferred:
    Federal......................................................               (572)             483             (509)
    State........................................................                (56)              47              (49)
                                                                             -------          -------          -------
                  Total deferred (benefit) provision.............               (628)             530             (558)
                                                                             -------          -------          -------
                  Total tax (benefit) provision..................            $   (97)         $  (258)         $ 1,480
                                                                             =======          =======          =======

     Reconciliations between the effective statutory federal income tax (benefit) expense rate and the Company's effective income tax (benefit) provision rate as a percentage of net (loss) income before taxes were as follows:

                                                                          ----------------------------------------------
                                                                                       Fiscal Years Ended
                                                                          ----------------------------------------------
                                                                             July 1,          July 3,        June 27,
                                                                              2000             1999            1998
                                                                           -----------      -----------     -----------
Statutory federal income tax (benefit) expense rate..............              34.0%          (34.0)%           34.0%
State income taxes...............................................               3.3            (3.3)             3.3
Equity earnings in Joint Venture.................................             (33.2)             --               --
Tax exempt interest income.......................................              (6.4)             --               --
Decrease in valuation allowance..................................                --              --             (1.1)
Effect of FSC....................................................              (1.1)          (18.1)            (4.4)
Other............................................................               0.1             2.0              2.3
                                                                            --------         -------           -----
                                                                               (3.3)%         (53.4)%           34.1%
                                                                            ========         =======           =====

     Under the provisions of the Internal Revenue Code, as amended, the Company's FSC may exempt a portion of its export related taxable income from federal and state income taxes.

(8)      PROFIT SHARING PLAN

     In August 1992, the board of directors adopted a profit sharing plan for all non-executive employees. The amount to be contributed to the profit sharing pool, subject to the approval of the Company's board of directors, is generally 10% of pre-tax income before royalty income and profit sharing expense. Profit sharing is paid to employees monthly based on their length of service with the Company. The Company expensed approximately $299,000, $0 and $482,000 in fiscal years 2000, 1999 and 1998, respectively, related to this plan.

(9)      SIGNIFICANT CUSTOMERS

     During fiscal years 2000, 1999 and 1998, approximately 93%, 85% and 78%, respectively, of the Company's gross sales were to overseas customers. The
Company's ten largest customers accounted for in the aggregate, approximately 79%, 62% and 78% of the Company's gross sales in fiscal 2000, 1999 and 1998, respectively. Two individual customers represented 29% and 11%, and 15% and 11% of sales in fiscal years 2000 and 1999, respectively. The loss of, or a significant reduction of purchases by, one or more of these customers would have a material adverse effect on the Company's operating results.

     The breakdown of sales by geographic region is as follows:

                                                           ----------------------------------------------------------
                                                                               Fiscal Years Ended
                                                                                 (In thousands)
                                                           --------------------------------------------------------
                                                                July 1,             July 3,             June 27,
                                                                 2000                1999                 1998
                                                              ------------       ------------          -----------
                  Asia (other than Japan)                      $  25,901           $  18,900           $  32,800
                  Japan                                           13,929               7,645               7,824
                  United States                                    2,934               4,924              12,224
                  Europe and Other                                   788               1,263               2,304
                                                               ---------           ---------           ---------

                  Gross sales                                     43,552              32,732              55,152
                  Less: sales returns and allowances              (1,260)             (1,209)             (2,111)
                                                               ---------           ---------           ---------

                  Net sales                                    $  42,292           $  31,523           $  53,041
                                                               =========           =========           =========

     The Company's sales are typically denominated in U.S. dollars. However, certain customers of the Company currently pay in Japanese Yen. As a result, the Company recognized approximately ($43,000), $24,000 and $174,000 of foreign currency exchange rate (loss) gain on foreign currency exchange rate fluctuations for the fiscal years ended July 1, 2000, July 3, 1999 and June 27, 1998, respectively. The Company has approximately $2.0 million of its accounts receivable and $2.4 million of its accounts payable denominated in Japanese Yen as of July 1, 2000.

(10)     COMMITMENTS

     The Company is obligated under certain noncancelable operating leases for office, manufacturing and warehouse facilities. During June 1997, the Company entered into a lease for the Company's manufacturing and administrative location in Longmont, Colorado, which is accounted for as an operating lease. The lease commenced on January 30, 1998, and payments are fixed until the first day of the second lease year, at which time payments increase annually one and one-half percent plus one-half of the increase in the Consumer Price Index per annum. Lease payments have been normalized over the term of the lease. The initial lease term is 15 years, with two additional 5 year options to extend.

     The future minimum rental payments under the leases are as follows (in thousands):

                 Fiscal Year
                 -----------
                 2001.................................        $   981
                 2002.................................            915
                 2003.................................            911
                 2004.................................            887
                 2005.................................            890
                 Thereafter...........................          7,196
                                                             --------
                                                              $11,780

(11)     SEGMENT INFORMATION

     The Company manages its business and has segregated its activities into two business segments, the sale of "Thin Film Coated Glass" for use primarily in liquid crystal displays, and the sales of "Thin Film Coating Equipment" to flat panel display manufacturers. Certain financial information for each segment is provided below:

                                                              2000               1999                 1998
                                                              ----               ----                 ----
Net sales:
     Thin film coated glass........................          $ 35,159          $ 26,906            $ 39,133
     Thin film coating equipment...................             7,133             4,617              13,908
                                                             --------          --------            --------
                  Total net sales..................          $ 42,292          $ 31,523            $ 53,041
                                                             ========          ========            ========
Operating (loss) income:
     Thin film coated glass........................          $  1,628          $   (148)           $  3,657
     Thin film coating equipment...................            (1,702)             (203)                924
                                                             --------          --------            --------
                  Total operating (loss) income....          $    (74)          $  (351)           $  4,581
                                                             ========          ========            ========
Identifiable assets:
     Thin film coated glass........................          $  3,734          $  6,634            $  7,927
     Thin film coating equipment...................             1,403                38                  28
     Corporate and other...........................               180             1,955               1,304
                                                             --------          --------            --------
                  Total identifiable assets........          $  5,317          $  8,627            $  9,259
                                                             ========          ========            ========

(12)     FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                    PART III

ITEM 10:  Directors and Executive Officers of the Registrant

     Information required to be furnished by Items 401 and 405 of Regulation S-K is included in our definitive Proxy Statement for our 2000 annual meeting of shareholders filed with the Commission (the "2000 Proxy Statement") and is incorporated herein by reference.

ITEM 11:  Executive Compensation

     Information required to be furnished by Item 402 of Regulation S-K is included in our 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

     Information required to be furnished by Item 404 of Regulation S-K is included in our 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13:  Certain Relationships and Related Transactions

     We supply thin film coated glass to Information Products, Inc. for use in touch screen displays. Chad Quist, a director of our company, is the President of Information Products, Inc. Our net sales to Information Products, Inc. totalled $1.0 million and $245,000 for fiscal 1999 and fiscal 2000, respectively. We believe the terms of our sales to Information Products, Inc. were negotiated on an arms-length basis and are no less favorable than the terms we would have negotiated with an independent third party.

     We purchase power supplies and components from Advanced Energy Industries, Inc. for use in our ATX-700. Richard P. Beck, a director of our company, is the Executive Vice President and Chief Financial Officer of Advanced Energy. Our purchases from Advanced Energy totalled $583,000 for fiscal 2000. We believe the terms of our purchases from Advanced Energy were negotiated on an arms-length basis and are no less favorable than the terms we would have negotiated with an independent third party.

                                     PART IV

ITEM 14:  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements.

     The Registrant's consolidated financial statements, for the year ended July 1, 2000, together with the Report of Independent Certified Public Accountants are filed as part of this Form 10-K report. See "ITEM 8: Financial Statements and Supplementary Data." The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

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

    (b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended July 1, 2000.

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

                                       APPLIED FILMS CORPORATION


                                       By:    /s/ Thomas T. Edman
                                              Thomas T. Edman, President
                                              August 1, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on August 1, 2000. The persons named below each hereby appoint Thomas T. Edman and Lawrence D. Firestone, and each of them severally, as his attorney in fact, to sign in his name and on his behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.


        Signatures                                      Title

                                President, Chief Executive Officer and Director
  /s/ Thomas T. Edman           (principal executive officer)
    Thomas T. Edman

                                Chief Financial Officer and Treasurer (principal
/s/ Lawrence D. Firestone       accounting and financial officer)
  Lawrence D. Firestone

  /s/ John S. Chapin            Director
     John S. Chapin


 /s/ Cecil Van Alsburg          Director
   Cecil Van Alsburg

    /s/ Chad D. Quist           Director
      Chad D. Quist

/s/ Vincent Sollitto, Jr.       Director
  Vincent Sollitto, Jr.

   /s/ Richard P. Beck          Director
     Richard P. Beck

                                  EXHIBIT INDEX


Exhibit       Description
No.
3.1 Amended and Restated Articles of Incorporation of Applied Films Corporation are incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
3.2 Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
4.1       Specimen  common stock  certificate  is  incorporated  by reference to
          Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
10.1 1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).
10.2      1997 Stock Option Plan, as amended,  is  incorporated  by reference to
          Exhibit 10.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331) and by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-38426.)
10.3      Employee Stock Purchase Plan is  incorporated  by reference to Exhibit
          10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
10.4 Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to
          Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
10.5      Lease  Agreement  dated  January 30, 1998,  between 9586 East Frontage
          Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997.
10.6 Agreement, dated as of November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.
10.7 Amended and Restated Credit Agreement, dated as of September 17, 1999, between Registrant and Bank One, Michigan is incorporated by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 1999.
10.8 Security Agreement dated June 30, 1994, between Registrant and Bank One, Michigan, formerly NBD Bank, is incorporated by reference to
          Exhibit 10.5 of Registrant's Registration Statement on Form S-1, as amended (Reg. 333-35331).
10.9      Outside  Director  Stock Option Plan is  incorporated  by reference to
          Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-95367).
11.1      Statement re: computation of per share earnings.
21.1 Subsidiary of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
23.1      Consent of Arthur Andersen LLP.
24.1      Power of Attorney (included on page 53).
27.1      Financial Data Schedule (EDGAR filing only).

                                  Exhibit 11.1

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                    (in thousands, except per share amounts)



                                                                      July 1, 2000
BASIC EARNINGS PER SHARE                                              ------------
Net income (loss)                                                         $3,073

Weighted average number of common shares outstanding                       4,255

Basic earnings per share                                                    $.72

DILUTED EARNINGS PER SHARE

Net income (loss)                                                         $3,073

Shares Outstanding:
Weighted average number of common shares outstanding                       4,255

Assuming exercise of stock options                                           455
Assuming repurchase of treasury stock                                       (271)
                  Net incremental shares                                     184

Weighted average number of common shares
                  Outstanding, as adjusted                                 4,439

Diluted earnings per share                                                  $.69

                                  Exhibit 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the use of our report (and to all references to our Firm) included in or made a part of this Form 10-K and to the incorporation of our report into the Company's previously filed Registration Statement File Numbers 333-47951, 333-47967, 333-38426, 333-51175
and 333-95367.

                                            /s/ Arthur Andersen LLP
                                            ARTHUR ANDERSEN LLP


Denver, Colorado
July 28, 2000