Form 10-Q
period 2000-09-30
APPLIED FILMS CORP
filed 2000-11-14
CIK 1040660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

6,077,735 shares of Common Stock were outstanding as of November 9, 2000.

                                      INDEX


                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 2000
          and July 1, 2000 ................................................    3


          Consolidated Statements of Operations for the Three Months
          Ended September 30, 2000 and October 2, 1999.....................    4

          Consolidated Statements of Cash Flows for the Three Months
          Ended September 30, 2000 and October 2, 1999.....................    5

          Notes to Consolidated Financial Statements.......................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......   14



PART II.  OTHER INFORMATION

Item 4.   Exhibits and Reports on Form 8-K.................................   15

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (unaudited)

 ASSETS                                                                       September 30, 2000          July 1, 2000
 ------                                                                       ------------------          ------------
Current Assets:
  Cash and cash equivalents.................................................       $  27,232               $  32,058
  Marketable securities.....................................................          21,256                  20,167
  Accounts and trade notes receivable, net of allowance of $250 and $188....
     Coated glass and other ................................................          11,426                   6,273
     Costs and profit in excess of billings.................................           8,067                   4,571
     Due from Joint Venture.................................................              --                     219
  Inventories, net .........................................................           9,855                  10,006
  Assets held for sale......................................................              --                   2,251
  Prepaid expenses and other................................................             381                     187
  Deferred tax asset, net...................................................             480                     480
                                                                                   ---------               ---------
             Total current assets...........................................          78,697                  76,212
Property, plant and equipment:
  Land......................................................................             270                     270
  Building..................................................................             226                     226
  Machinery and equipment...................................................          11,681                  11,443
  Office furniture and equipment............................................             356                     356
  Leasehold improvements....................................................           1,508                   1,504
                                                                                   ---------               ---------
                                                                                      14,041                  13,799
  Accumulated depreciation..................................................          (8,756)                 (8,479)
                                                                                   ---------               ---------
     Total property, plant and equipment....................................           5,285                   5,320
                                                                                   ---------               ---------

Investment in Joint Venture.................................................           7,229                   5,746
Deferred tax asset, net.....................................................             136                     136
Other assets................................................................             145                      64
                                                                                   ---------               ---------
             Total assets...................................................       $  91,492               $  87,478
                                                                                   =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable....................................................       $   9,386               $   9,971
  Accrued expenses..........................................................           3,157                   2,138
  Income taxes payable......................................................             234                      98
  Billings in excess of revenue.............................................              71                      --
  Current portion of-
     Deferred revenue.......................................................             279                     164
     Deferred gain..........................................................              56                      56
     Long-term debt.........................................................              --                      --
                                                                                   ---------               ---------
             Total current liabilities......................................          13,183                  12,427
                                                                                   ---------               ---------

Long-term debt, net of current portion......................................              --                      --
Deferred revenue, net of current portion....................................           2,201                   1,210
Deferred gain, net of current portion.......................................             630                     644
Deferred tax liability, net.................................................              --                      --
                                                                                   ---------               ---------
             Total liabilities..............................................          16,014                  14,281
                                                                                   ---------               ---------
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized; no shares
   outstanding..............................................................              --                      --
  Common stock, no par value, 10,000,000 shares authorized,
   6,041,986 and 6,040,856 shares issued and outstanding at
   September 30, 2000 and July 1, 2000 respectively.........................          64,958                  64,959
  Other cumulative comprehensive income (loss)..............................               9                     (20)
  Retained earnings.........................................................          10,511                   8,258
                                                                                   ---------               ---------

              Total stockholders' equity....................................          75,478                  73,197
                                                                                   ---------               ---------
                                                                                   $  91,492               $  87,478
                                                                                   =========               =========

     The accompanying notes are an integral part of these consolidated balance sheets.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands except per share data)
                                   (unaudited)

                                                                                        For The Three Months Ended
                                                                                        --------------------------
                                                                                 September 30, 2000         October 2, 1999
                                                                                 ------------------         ---------------
Net Sales:
    Non-affiliated.........................................................          $ 14,542                $  7,388
    Joint Venture..........................................................             2,328                      --
                                                                                     --------                --------
Total sales................................................................            16,870                   7,388

Cost of goods sold.........................................................            14,322                   6,475
                                                                                     --------                --------
Gross profit...............................................................             2,548                     913

Selling, general and administrative expenses...............................             1,689                     809
Research and development expenses..........................................               413                     349
                                                                                     --------                --------
Income (loss) from operations..............................................               446                    (245)

Interest income (expense)..................................................               536                    (139)
Other income...............................................................               107                     180
Equity earnings in Joint Venture...........................................             1,285                     449
                                                                                     --------                --------

Income before income taxes and
    cumulative effect of change in  accounting principle...................             2,374                     245
Income tax provision.......................................................              (120)                    (83)
                                                                                     --------                --------
Income before cumulative effect of
    change in accounting principle.........................................             2,254                     162
Cumulative effect of change in accounting principle........................                --                     (50)
                                                                                     --------                --------
Net Income ................................................................          $  2,254                $    112
                                                                                     ========                ========

Income per share before cumulative effect of change in accounting principle:
     Basic.................................................................          $   0.37                $   0.05
                                                                                     ========                ========
     Diluted...............................................................          $   0.36                $   0.05
                                                                                     ========                ========
Cumulative effect of change in accounting
    principle net of taxes.................................................          $   0.00                $   0.02
                                                                                     ========                ========

Net income per share:
    Basic...................................................................         $   0.37                $   0.03
                                                                                     ========                ========
    Diluted.................................................................         $   0.36                $   0.03
                                                                                     ========                ========
Weighted Average Common Shares Outstanding:
    Basic...................................................................            6,041                   3,489
                                                                                     ========                ========
    Diluted.................................................................            6,279                   3,489
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

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                          For The Three Months Ended
                                                                                  ----------------------------------------
                                                                                  September 30, 2000       October 2, 1999
                                                                                  ------------------       ---------------
Cash Flows from Operating Activities:
    Net income...............................................................          $  2,254                $   112
    Adjustments to reconcile net income to net cash flows from operating activities-
          Depreciation.......................................................               278                    426
          Amortization of deferred gain on lease and Joint Venture...........               (54)                   (73)
          Reduction of Joint Venture organizational cost.....................                --                    102
          Equity in earnings of affiliate....................................            (1,306)                  (390)
          Deferred gain on equipment sale to Joint Venture                                1,146                     --
          Cost of equipment sale to Joint Venture............................             2,362                     --
          Changes in -
              Accounts and trade notes receivable, net.......................            (4,934)                 1,996
              Costs and profits in excess of billings........................            (3,496)                    --
              Inventories....................................................                 3                   (113)
              Prepaid expenses and other.....................................              (194)                   254
              Accounts payable...............................................               433                   (510)
              Deferred revenue...............................................                71                     --
              Income taxes payable  (receivable).............................               136                     56
                                                                                       --------                -------
Net cash flows from operating activities.....................................            (3,301)                 1,860
                                                                                       --------                -------

Cash Flows from Investing Activities:
    Purchases of property, plant & equipment.................................          $   (355)               $   (18)
    Other assets.............................................................               (81)                    --
    Marketable securities....................................................            (1,089)                    --
                                                                                       --------                -------
Net cash flows from investing activities.....................................            (1,525)                   (18)
                                                                                       --------                -------

Cash flows from Financing Activities:
    Proceeds from borrowings of long-term debt...............................             6,829                     50
    Repayment of long-term debt..............................................             6,829                 (2,607)
    Stock issuance on stock purchase plan, and stock options.................                --                     18
                                                                                       --------                -------
Net cash flows from financing activities.....................................                --                 (2,539)
                                                                                       --------                -------

Net increase (decrease) in cash..............................................            (4,826)                  (697)
Cash and cash equivalents, beginning of period...............................            32,058                  1,163
                                                                                       --------                -------
Cash and cash equivalents, end of period.....................................          $ 27,232                $   466
                                                                                       ========                =======
Supplemental cash flow information:
    Cash paid for interest, net of amounts capitalized.......................          $     61                $   148
                                                                                       ========                =======

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

UNAUDITED FINANCIAL INFORMATION

     The accompanying interim financial information as of September 30, 2000 and for the three month periods ended October 2, 1999 and September 30, 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

ADOPTION OF NEW ACCOUNTING STANDARDS

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

FISCAL YEAR

     The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2000 and 2001 each include 52 weeks.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at September 30, 2000 and July 1, 2000 consist of the following (000's):

                                                                                    September 30, 2000      July 1, 2000
                                                                                    ------------------      ------------
Raw materials, net..............................................................       $    3,587           $     4,003
Work-in-process.................................................................                0                     0
Materials for manufacturing systems.............................................              201                   195
Finished goods..................................................................            6,067                 5,808
                                                                                       ----------           -----------
                                                                                       $    9,855           $    10,006
                                                                                       ==========           ===========

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

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred and consist primarily of salaries, depreciation, development materials and supplies. The Company incurred approximately $413,000 and $349,000 of research and development costs for the first quarter of fiscal years 2001 and 2000, respectively.

FOREIGN CURRENCY TRANSACTIONS

     The Company generated approximately 94% and 93% of its revenues in the first three months of fiscal year 2001 and for fiscal year 2000, respectively, from sales to foreign corporations. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese yen. For those transactions denominated in Japanese yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of period spot exchange rate. Transaction gains or losses are charged or credited to income during the period.

RELATED PARTIES

     In addition to the Company's Joint Venture investment described in Note 1, the Company has engaged in the following related party transaction. During the three months ended September 30, 2000, the Company had approximately $322,000 in sales to a company of which a member of the board of directors is an officer, and the Company had $50,000 of purchases from a company of which a member of the board of directors is an officer.

(3) SALES BY GEOGRAPHIC REGION

The breakdown of net sales by geographic region is as follows (000's):

                                                                             Three Months Ended   Three Months Ended
                                                                             September 30, 2000     October 2, 1999
                                                                           -------------------- -------------------
Asia (other than Japan)............................................              $ 11,161             $  4,980

Japan..............................................................                 4,436                1,614

United States......................................................                 1,099                  643

Europe and Other...................................................                   174                  151
                                                                                    -----             --------
Net sales..........................................................              $ 16,870             $  7,388
                                                                                 ========             ========

(4)  SEGMENT INFORMATION

     The Company manages its business and has segregated its activities into two business segments, the sale of "Thin Film Coated Glass" for use primarily in liquid crystal displays ("LCDs"), and the sale of "Thin Film Coating Equipment" to Flat Panel Display ("FPD") manufacturers. Certain financial information for each segment is provided below (000's):

                                                                            Three Months Ended      Three Months Ended
                                                                            September 30, 2000       October 2, 1999
                                                                            ------------------       ---------------
Net sales:
     Thin film coated glass..............................................         $10,405               $ 7,159
     Thin film coating equipment.........................................           6,465                   229
                                                                                    -----               -------
Total net sales:.........................................................          16,870                 7,388
                                                                                   ======               =======

Operating income (loss):
     Thin film coated glass..............................................          $   57               $   396
     Thin film coating equipment.........................................             389                  (641)
                                                                                    -----               --------
Total operating income (loss)............................................          $  446               $  (245)
                                                                                   ======               ========

Identifiable assets:
     Thin film coated glass..............................................          $3,543               $ 6,407
     Thin film coating equipment.........................................           1,341                    37
     Corporate and other.................................................             401                 1,775
                                                                                    -----               -------
Total identifiable assets................................................          $5,285               $ 8,219
                                                                                   ======               =======

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

     All of our transactions with the Joint Venture are at "arms length" and are transacted in U.S. dollars. During the quarter ended September 30, 2000, the Company purchased coated glass totaling $2.7 million from the Joint Venture, compared to $1.3 million for the quarter ended October 2, 1999. At September 30, 2000, and October 2, 1999, the amount of coated glass purchased from the Joint Venture remaining in inventory was $2.2 million and $454,000, respectively. In addition, the Company received a royalty payment of approximately $79,500 from the Joint Venture during the quarter, and the Company accrued additional royalties receivable totaling $104,000 for the quarter ended September 30, 2000, and $43,000 for the quarter ended October 2, 1999. As of September 30, 2000, the Company was the Guarantor on the Joint Venture debt of approximately $2.5 million. Also, during the first quarter of 2001, the Company sold refurbished equipment to the Joint Venture for use in the process of thin film coating of glass. The sales price of approximately $4.7 million is payable in July 2000, and January 2001. The Company received the first payment in July 2000. The balance sheet reflects a receivable of $2.3 million from the Joint Venture for the final payment due in January 2001. One-half of the anticipated gain on the sale to the Joint Venture will be deferred and amortized into income over the remaining estimated useful life of the system.

     Summarized income information for the Joint Venture for the three months ended September 30, 2000 and October 2, 1999, and for comparative Balance Sheets for September 30, 2000 and July 1, 2000 is presented in US$ below (000's):

                                                                            Three Months Ended      Three Months Ended
                                                                            September 30, 2000        October 2, 1999
                                                                            ------------------        ---------------
Joint Venture
     Operating revenues.................................................         $ 10,044               $  5,169
                                                                                 ========               ========
     Net income (loss)..................................................         $  2,899               $    630
                                                                                 ========               ========
AFCO's equity in earnings:
     Equity in earnings of Joint Venture................................         $  1,285               $    450
                                                                                 ========               ========


                                                                            September 30, 2000         July 1, 2000
                                                                            ------------------         ------------
Assets:
     Current assets.....................................................         $ 13,522               $  9,956
     Property, plant and equipment......................................           15,277                  9,921
                                                                                 --------               --------
                                                                                 $ 28,799               $ 19,877
                                                                                 ========               ========
Capitalization and Liabilities:
     Current liabilities................................................         $  9,662               $  5,397
     Long-term debt.....................................................            4,487                  2,800
     Common shareholders' equity........................................           14,650                 11,680
                                                                                ---------               --------
                                                                                 $ 28,799               $ 19,877
                                                                                 ========               ========

(6) SUBSEQUENT EVENTS

     On October 18, 2000, the Company entered into and announced an agreement to acquire the Large Area Coating ("LAC") Division of Unaxis Holding Ltd. of Zurich, Switzerland ("Unaxis"). Pursuant to the terms of the agreement, Unaxis will receive a purchase price of $60.0 million in cash, subject to certain adjustments, and 673,353 shares of the Company's common stock. The acquisition is expected to be completed in the fourth calendar quarter of 2000. Closing of the acquisition is subject to numerous conditions and there is no assurance that it will be completed. The Company is in the process of obtaining financing to be used in connection with the acquisition.

LAC, which includes the former Display Coatings Division of Balzers Process Systems GmbH and the Web Coating, Architectural and Container Barrier Coatings groups of Leybold GmbH, is located in Alzenau, Germany and will be operated as a wholly-owned subsidiary of the Company.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in the Company's fiscal year 2000 Report on Form 10-K. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see our Annual Report on Form 10-K for the fiscal year ended July 1, 2000, Part I, "Certain Factors." When used herein, the terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

Overview

     In March 1999, we completed the development of our latest coating platform, the ATX-700. Beginning the second half of fiscal 2000 and continuing through the quarter, we experienced a shift in revenue with increasing revenues from the equipment side of the business due to the order volume of ATX-700's. Net sales of coating systems are recognized on the percentage-of-completion method, measured by the percentage of the total costs to be incurred each contract. The manufacturing lead time for the sale of thin film coating equipment is generally six to nine months. To date, we have priced our coating equipment in U.S. dollars. Net sales of thin film coating equipment in fiscal year 2000 were $7.1 million and $6.5 million for the first three months of fiscal 2001. Coating equipment backlog as of September 30, 2000 was $5.1 million, compared to $358,000 as of October 2, 1999.

     The majority of our net sales to date have been from the sale of thin film coated glass to manufacturers of liquid crystal displays. Thin film coated glass sales and related costs are recognized when products are shipped. Historically, net sales have varied substantially from quarter to quarter, and we expect such variations to continue. We are typically able to ship our thin film coated glass within 30 days of receipt of the order and, therefore, do not have a significant long-term backlog of thin film coated glass orders.

     The principal demand for our thin film coated glass is by LCD manufacturers, most of which are located in Asia. Total net sales to international customers represented approximately 93% and 94% of our net sales in fiscal 2000 and in the first three months of fiscal 2001, respectively. We expect international sales will continue to represent a significant portion of our net sales. We sell most of our thin film coated glass to foreign customers in U.S. dollars except for sales, to certain Japanese customers, which are denominated in Japanese yen. Gross sales in Japanese yen were approximately $12.7 million for fiscal 2000, and $3.3 million for the first three months of fiscal 2001. Currently, we do not engage in international currency hedging transactions to mitigate our foreign exchange exposure, however, we purchase raw glass from certain Japanese suppliers in transactions denominated in yen, which partially offsets foreign currency risks on thin film coated glass sales. Our purchases of raw material denominated in Japanese yen were approximately $9.7 million in fiscal 2000 and $1.6 million for the first three months of fiscal 2001. As of September 30, 2000, accounts receivable denominated in Japanese yen were approximately $2.0 million or approximately 17% of total accounts receivable. As of September 30, 2000, accounts payable denominated in yen were approximately $1.5 million or 16% of total accounts payable. We are generally paid by customers for Japanese yen denominated sales within approximately 15 to 45 days following the date of sale.

     As of September 30, 2000, and as of the end of fiscal 2000, we had no outstanding balance against our line of credit.

     China Joint Venture. In April 1999, we entered into our STEC joint venture with NSG to produce coated glass in Suzhou China for resale through our company, NSG, and others. The joint venture represents a strategic effort to establish manufacturing capacity in the Far East and reduce our total manufacturing costs. Upon formation of the joint venture, each partner sold a production coater to the joint venture and moved a portion of its manufacturing capacity to STEC. We have sold one additional production coater to the Joint Venture, a Venture series system that was in operation in our Longmont, Colorado facility. We believe sales to the joint venture are on arms-length terms. One-half of the anticipated gain on sale to the Joint Venture will be deferred and amortized into income over the remaining estimated useful life of the system.

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

     The joint venture has determined that it will utilize available cash flows for operating purposes, to fund expansion and to repay debt. Accordingly, we do not expect to receive dividends from the joint venture in the foreseeable future. See "Results of Operations -- Three Months Ended September 30, 2000 Compared With Three Months Ended October 2, 1999 -- Income Tax Benefit (Provision)." The only cash flow we will receive from the joint venture will be 50% of the 2% royalty on all joint venture sales, payable quarterly. We expect that the joint venture will not materially affect our revenues, operating income or cash flows from operating activities, but will increase our net income.

     RESULTS OF OPERATIONS

     Three Months Ended September 30, 2000 Compared With Three Months Ended October 2, 1999

     Net Sales. Net sales increased 128% to $16.9 million in the first quarter of fiscal 2001 from $7.4 million in the first quarter of fiscal 2000. The increase reflected continued strong demand for STN coated glass, the sale of a refurbished Venture Series production coater to the Joint Venture and revenue recognized from the ongoing production of three ATX-700 systems. Net sales for thin film coated glass increased approximately 45% for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Equipment sales increased approximately 272% for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

     Gross Profit. Gross profit increased 179% to $2.5 million in the first quarter of fiscal 2001 from $913,000 in the first quarter of fiscal 2000. As a percentage of net sales, gross profit margins were 15.1% in the first quarter of fiscal 2001 compared with 12.4% in the first quarter of fiscal 2000. Gross profit margins for thin film coated glass for the first quarter of fiscal 2001 were positively affected by the sales of STN glass. Gross profit margins for coating equipment for the first quarter of fiscal 2001 were favorably affected by the sale of a production coater to the Joint Venture as well as revenue recognized from the ongoing production of three ATX-700 Systems.

     Selling, General and Administrative. Selling, general and administrative expenses increased 109% to $1.7 million in the first quarter of fiscal 2001 from $809,000 in the first quarter of fiscal 2000 due primarily to increased wages and fringes, sales commissions, sales expenses and facility expenses. As a percentage of net sales, selling, general and administrative costs were 10% for the first quarter of fiscal 2001 compared to 11% for the first quarter of fiscal 2000.

     Research and Development. Research and development expenses rose 18% to $413,000 in the first quarter of fiscal 2001 from $349,000 in the first quarter of fiscal 2000. This increase was due to increased salary, development materials and depreciation expenses from equipment used in process development. As a percentage of net sales, research and development expenses were 2% in the first quarter of fiscal 2001 and 5% for the first quarter of fiscal 2000.

     Equity Earnings in Affiliate. Equity earnings in affiliate were $1.3 million for the first quarter of fiscal 2001 compared with $449,000 for the first quarter of fiscal 2000 representing an increase of 186%. This increase was the result of continued strong demand for STN Glass produced by the Joint Venture. In July 2000, we sold an additional

Venture Series production coater to the Joint Venture. This system was installed during the quarter and began producing product following the end of the first quarter of fiscal 2001. Therefore, there was no measurable contribution to equity earnings from this coater during the quarter.

     Interest Income (Expense). Interest income was $536,000 in the first quarter of fiscal 2001 compared to an expense of ($139,000) in the first quarter of fiscal 2000. Our bank debt was reduced to zero in the third quarter of fiscal 2000 following the secondary offering and the interest expense has been replaced with income on the investments of cash from the offering.

     Other Income. Other income was approximately $107,000 for the first quarter of fiscal 2001 versus $180,000 for the first quarter of fiscal 2000. The Other income is due to a gain on foreign currency exchange and the accrued royalty income from the Joint Venture during the first quarter of fiscal 2001. Gain on foreign currency exchange was larger for the first quarter of fiscal 2000.

     Income Tax Provision. We had an income tax provision of $120,000 in the first quarter of fiscal 2001 compared to a provision of $83,000 in the first quarter of 2000. The effective tax rate was 34% of U.S. earnings minus interest income, on tax-free investments, during the first quarter of fiscal 2001, and was 34% on total earnings during the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations with cash generated from operations, proceeds from an initial public offering, proceeds from a secondary offering and with borrowings. Cash used by operating activities for the first three months of fiscal 2001 was $3.3 million compared to $1.9 million of cash provided by operating activities for the corresponding period in fiscal 2000 due primarily to changes in accounts payable, and costs in excess of billings, offset partially by net income and the cost of equipment and deferred gain on equipment sold to the Joint Venture. In March 2000, we completed the secondary offering of common stock selling 2.5 million additional shares, and we received net proceeds from the offering of $55.3 million. As of September 30, 2000, we had cash and marketable securities of approximately $48.5 million and working capital of $65.5 million. As of September 30, 2000, accounts receivable were approximately $19.5 million.

     Cash used by investing activities for the first three months of fiscal 2001 was $1.5 million compared to $18,000 for the first three months of fiscal 2000. Capital expenditures for the first three months ended September 30, 2000 were approximately $355,000 compared to $18,000 for the three-month period ended October 2, 1999. We anticipate capital expenditures of approximately $4.8 million in the remainder of fiscal 2001.

     Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of September 30, 2000, as well as at July 1, 2000, there was no outstanding balance on our credit facility. $11.5 million of this facility was available to us on September 30, 2000, at an interest rate of 9.25%.

     We believe that our working capital and capital resource needs will continue to be met by operations, borrowings under the existing credit facility and the proceeds from the sale of stock that was completed in the third quarter of fiscal 2000. See "Subsequent Event."

SUBSEQUENT EVENT

     On October 18, 2000, the Company entered into and announced an agreement to acquire the Large Area Coating ("LAC") Division of Unaxis Holding Ltd. of Zurich, Switzerland ("Unaxis"). Pursuant to the terms of the agreement, Unaxis will receive a purchase price of $60.0 million in cash, subject to certain adjustments, and 673,353 shares of the Company's common stock. The acquisition is expected to be completed in the fourth calendar quarter of 2000. Closing of the acquisition is subject to numerous conditions and there is no assurance that it will be completed. The Company is in the process of obtaining financing to be used in connection with the acquisition.

     LAC, which includes the former Display Coatings Division of Balzers Process Systems GmbH and the Web Coating, Architectural and Container Barrier Coatings groups of Leybold GmbH, is located in Alzenau, Germany and will be operated as a wholly-owned subsidiary of the Company.

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

FOREIGN EXCHANGE EXPOSURE

     The Company is exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At September 30, 2000, the Company had approximately $2.0 million of its accounts receivable and $1.5 million of its accounts payable denominated in Japanese yen. At July 1, 2000, the Company had approximately $2.0 million of its accounts receivable and $2.4 million of its accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $5,000 net impact on pre-tax income based on the quarter end foreign currency denominated accounts receivable and accounts payable balances.

     Notwithstanding the above, actual changes in interest rates and foreign exchange rates could adversely affect the Company's operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

                           PART II. OTHER INFORMATION

     ITEM 4 - EXHIBITS AND REPORTS ON FORM 8-K

     a.        Exhibits

         Exhibit No.              Description

         27 -                     Financial Data Schedule (EDGAR filing only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                            APPLIED FILMS CORPORATION



Date: November 13, 2000                    /s/ Thomas T. Edman
                                           Thomas T. Edman
                                           President and Chief Executive Officer


Date: November 13, 2000                    /s/ Lawrence D. Firestone
                                           Lawrence D. Firestone
                                           Chief Financial Officer

                                  Exhibit Index

          Exhibit No.                              Description

          27                                       Financial Data Schedule