Form 10-Q
period 2000-12-30
APPLIED FILMS CORP
filed 2001-02-13
CIK 1040660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarter ended December 30, 2000


                          Commission File Number 23103



                            APPLIED FILMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



           COLORADO                                       84-1311581
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                9586 I-25 FRONTAGE ROAD, LONGMONT, COLORADO 80504
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

6,078,865 shares of Common Stock were outstanding as of December 29, 2000.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.


Item 1.  Financial Statements:

         Consolidated Balance Sheets as of December 30, 2000 and
         July 1, 2000....................................................      2

         Consolidated Statements of Operations for the Three and
         Six Months Ended December 30, 2000 and January 1, 2000..........      3

         Consolidated Statements of Cash Flows for the Six Months Ended
         December 30, 2000 and January 1, 2000...........................      4

         Notes to Consolidated Financial Statements......................      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......     13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. ..............................     14

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (unaudited)

                                                                                     December 30, 2000         July 1, 2000
                                                                                     -----------------      -----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $ 60,105               $ 32,058
  Marketable securities                                                                              -                 20,167
  Accounts and trade notes receivable, net of allowance of $271 and $188                         6,904                  6,273
  Costs and profit in excess of billings                                                         4,946                  4,571
  Due from Joint Venture                                                                             -                    219
  Inventories, net                                                                               9,600                 10,006
  Assets held for sale                                                                               -                  2,251
  Prepaid expenses and other                                                                       337                    187
  Deferred tax asset, net                                                                          729                    480
                                                                                           -----------           -----------
    Total current assets                                                                        82,621                 76,212

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                             270                    270
  Building                                                                                         226                    226
  Machinery and equipment                                                                       11,917                 11,443
  Office furniture and equipment                                                                   419                    356
  Leasehold improvements                                                                         1,615                  1,504
                                                                                           -----------           -----------
    Total property plant and equipment                                                          14,447                 13,799
  Accumulated depreciation                                                                      (9,009)                (8,479)
                                                                                           -----------           -----------
    Total property plant and equipment, net                                                      5,438                  5,320
                                                                                           -----------           -----------

  Investment in Joint Venture                                                                    8,807                  5,746
  Deferred tax asset, net                                                                          136                    136
  Other assets                                                                                   1,046                     64
                                                                                           -----------           ------------
Total Assets                                                                                  $ 98,048               $ 87,478
                                                                                           ===========           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                                                         5,607                  9,971
  Accrued expenses                                                                               3,228                  2,138
  Income taxes payable                                                                               -                    98
  Billings in excess of revenue                                                                    118                         -
  Current portion of:
    Deferred revenue                                                                               279                    164
    Deferred gain                                                                                   56                     56
                                                                                           -----------           ------------
      Total current liabilities                                                                  9,288                 12,427
                                                                                           -----------           ------------

  Long-term debt                                                                                 8,988                           -
  Deferred revenue, net of current portion                                                       2,131                  1,210
  Deferred gain, net of current portion                                                            617                    644
                                                                                           -----------           ------------
    Total liabilities                                                                           21,024                 14,281
                                                                                           -----------           ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 1,000,000 shares authorized;
  no shares outstanding                                                                              -                      -
  Common stock, no par value, 10,000,000 shares authorized,
  6,078,865 and 6,040,856 shares issue and outstanding at
  December 30, 2000 and July 1, 2000                                                            65,051                 64,959
  Other cumulative comprehensive gain income (loss)                                                  9                    (20)
Retained earnings                                                                               11,964                  8,258
                                                                                           -----------           ------------
Total stockholders' equity                                                                      77,024                 73,197
                                                                                           -----------           ------------
Total liabilities & stockholders' equity                                                   $    98,048               $ 87,478
                                                                                           ===========           ============

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                            Three months ended                          Six Months Ended
                                                  --------------------------------------      -------------------------------------
                                                  December 30, 2000     January 1, 2000        December 30, 2000    January 1, 2000
                                                   -----------------   -----------------      ------------------   ----------------
Net Sales                                             $ 10,309              $ 8,308               $ 27,179             $ 15,696

Cost of Goods Sold                                       9,861                7,042                 24,183               13,518
                                                     ---------           ----------             ----------           ----------
Gross Profit                                               448                1,266                  2,996                2,178

Operating Expenses:
 Selling, General and Administrative                     1,536                  902                  3,226                1,710
 Research and Development                                  485                  315                    898                  664
                                                     ---------           ----------             ----------           ----------
 Income (Loss) from Operations                          (1,573)                  49                 (1,128)                (196)

Other (Expense) Income:
 Interest Income (Expense)                                 666                 (101)                 1,201                 (240)
 Other Income                                              230                   14                    339                  193
 Equity Earnings in Affiliate                            1,647                  369                  2,932                  818
                                                     ---------           ----------             ----------           ----------
Income before income taxes and cummulative                 970                  331                  3,344                  575
 effect of change in accounting principle

Income Tax Benefit                                         483                  343                    362                  260
                                                     ---------           ----------             ----------           ----------
Income before cumulative effect of
 change in accounting principle                          1,453                  674                  3,706                  835

Cumulative effect of change in accounting principle,
 net of taxes                                                -                    -                      -                  (50)
                                                     ---------           ----------             ----------           ----------

Net Income                                             $ 1,453                $ 674                $ 3,706                $ 885
                                                     =========           ==========             ==========           ==========

Income (Loss) per share before cumulative effect of
 change in accounting principle:
  Basic                                                 $ 0.24               $ 0.19                 $ 0.61               $ 0.24
                                                     =========           ==========             ==========           ==========
  Diluted                                               $ 0.23               $ 0.18                 $ 0.59               $ 0.23
                                                     =========           ==========             ==========           ==========
Cumulative effect of change in accounting
 principle net of taxes                                 $    -               $    -                 $    -              $ (0.01)
                                                     =========           ==========             ==========           ==========

Net Income Per Share:
 Basic                                                  $ 0.24               $ 0.19                 $ 0.61               $ 0.23
                                                     =========           ==========             ==========           ==========
 Diluted                                                $ 0.23               $ 0.18                 $ 0.59               $ 0.22
                                                     =========           ==========             ==========           ==========

Weighted Average Common Shares Outstanding:
 Basic                                                   6,052                3,491                  6,046                3,490
                                                     =========           ==========             ==========           ==========
 Diluted                                                 6,267                3,741                  6,274                3,670
                                                     =========           ==========             ==========           ==========

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                       Six months ended
                                                                       --------------------------------------------
                                                                       December 30, 2000          January 1, 2000
                                                                       -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                         $ 3,706                      $ 785
 Depreciation and amortization                                                 596                        847
 Amortization of deferred gain on lease and joint venture                        -                       (146)
 Amortization and write-off of joint venture organizational costs                -                        102
 Deferred gain on equipment sale to joint venture                            1,036                          -
 Equity earnings in affiliate                                               (3,032)                      (701)
 Cost of equipment sale to joint venture                                     2,251                         (2)
 Changes in --
  Accounts receivable, net                                                    (413)                     1,426
  Costs and profits in excess billings                                        (375)                         -
  Inventories                                                                  406                     (1,378)
  Prepaid expenses and other                                                  (150)                       342
  Accounts payable and accrued expenses                                     (3,274)                     1,751
  Deferred Revenue                                                             118                          -
  Income taxes receivable (payable)                                            (98)                       188
  Deferred income taxes                                                       (249)                      (474)
                                                                       -----------               ------------
 Net cash flows from operating activities                                      522                      2,740
                                                                       -----------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant & equipment                                     (740)                       (53)
 Other assets                                                                 (982)                         -
 Marketable securities                                                      20,167                          -
                                                                       -----------               ------------
 Net cash used in investing activities                                      18,445                        (53)
                                                                       -----------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long term debt                                               11,115                      1,016
 Repayment of long term debt                                                (2,127)                    (3,494)
 Stock issuance on stock purchase plan, and stock options                       92                         54
                                                                       -----------               ------------
 Net cash (used in) provided by financing activities                         9,080                     (2,424)
                                                                       -----------               ------------
 Net increase in cash                                                       28,047                        263
 Cash and cash equivalents, beginning of period                             32,058                      1,163
                                                                       -----------               ------------
 Cash and cash equivalents, end of period                                   60,105                      1,426
                                                                       ===========               ============

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid for interest, net of amounts capitalized                       $    134                  $     228
                                                                       ===========               ============
 Cash paid (received) for income taxes net of amounts refunded            $      -                  $       -
                                                                       ===========               ============

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES

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

     In October 2000, the Company established a subsidiary in Hong Kong, Applied Films Asia Pacific Ltd. ("AFAP"). The principal line of business for this subsidiary is the sale of thin film coated glass to the Applied Films Asian customer base. Following the acquisition of the Large Area Coatings Division of Unaxis ("LAC"), AFAP will serve as a regional headquarters for the Far East, including coated glass sales and equipment sales for the Asian sales and service companies acquired through the LAC acquisition.

     Effective December 31, 2000, immediately following the end of the second quarter of fiscal 2001, through its wholly owned subsidiary AFCO GmbH & Co. KG the Company completed the acquisition of the Leybold Coating GmbH & Co. KG, a subsidiary formed to own the LAC business. Holding. LAC's principal line of business is the manufacture and sale of thin film coating equipment for the display market, the web coater market, the architectural glass market, and for PET bottles for the soft drink market. As a result of the acquisition the Company owns 100% of AFCO GmbH & Co. KG, as well as other sales and service subsidiary companies in Taiwan, Korea, Japan, and Hong Kong, with branch offices in China. The Company will operate AFCO GmbH & Co KG as a wholly owned subsidiary. As a result of the timing of the acquisition, the combined results of the Company and LAC will be presented beginning in the third quarter of fiscal 2001. See Note 6 for further discussions of the LAC acquisition. References to the Company hereafter refer to the Company and its consolidated subsidiaries.

(2)  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the Company's wholly owned subsidiaries,. The accounts of the subsidiaries have been consolidated with the accounts of the Company in the accompanying financial statements. All intercompany accounts and transactions have been eliminated in the consolidation.

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

BASIS OF PRESENTATION OF UNAUDITED FINANCIAL INFORMATION

     The accompanying interim financial information as of December 30, 2000 and for the three and six month periods ended December 30, 2000 and January 1, 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended December 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

     These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading. These interim financial statements should be read in conjunction with the financial statements of the Company included in its fiscal 2000 Annual Report on Form 10-K.

ADOPTION OF NEW ACCOUNTING STANDARDS

     In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Through the end of fiscal 1999, the Company had been deferring certain start-up costs related to the Joint Venture in China (see Note 4). A charge for the application of SOP 98-5 was recorded as a change in accounting principle during fiscal 2000.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138, did not have a material impact on the Company's consolidated financial statements.

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

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 30, 2000 and July 1, 2000 consist of the following (000's):

                                                 December 30, 2000               July 1, 2000
                                                 -----------------              -------------
Raw materials, net                                $     3,085                   $      4,003
Work-in-process                                            56                              -
Materials for manufacturing systems                       185                            195
Finished goods                                          6,274                          5,808
                                                  -----------                   ------------
                                                  $     9,600                   $     10,006
                                                  ===========                   ============

THIN FILM COATED GLASS REVENUE RECOGNITION

     Thin film coated glass revenues are recognized upon shipment to the customer. A provision for estimated sales returns and allowances is recognized in the period of the sale.

THIN FILM EQUIPMENT SALES REVENUE RECOGNITION

     Revenues relating to the sales of thin film coating equipment are recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Sales of spare parts and other ancillary products are recorded upon shipment. The Company typically offers warranty coverage for equipment sales for a period of 12 months once installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity. Provisions for anticipated losses on contracts, if any, will be made in the period they become evident.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred and consist primarily of salaries, depreciation, development materials and supplies. The Company incurred approximately $898,000 and $664,000 of research and development costs for the first six months ended December 30, 2000 and January 1, 2000 respectively.

FOREIGN CURRENCY TRANSACTIONS

     The Company generated approximately 92% and 91% of its revenues in the first six months of fiscal year 2001 and fiscal year 2000, respectively, from sales to foreign corporations. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese yen. For those transactions denominated in Japanese yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of period spot exchange rate. Transaction gains or losses are charged or credited to income during the period.

(3)  SALES BY GEOGRAPHIC REGION

     The breakdown of net sales by geographic region is as follows (000's):

                                   Three Months Ended                     Six Months Ended
                          -------------------------------------   ------------------------------------
                          December 30, 2000     January 1, 2000   December 30, 2000   January 1, 2000
                          -----------------    ----------------   -----------------   ----------------
Asia (other than Japan)     $       3,757       $      3,973      $     14,918        $      8,953

Japan                               4,869              3,423             9,305               5,037

United States                       1,195                781             2,294               1,424

Europe and Other                      488                131               662                 282
                            -------------       ------------      ------------        ------------
Net sales                   $      10,309       $      8,308      $     27,179        $     15,696

(4)  SEGMENT INFORMATION

     The Company manages its business and has segregated its activities into two business segments, the sale of "Thin Film Coated Glass" for use primarily in liquid crystal displays ("LCDs"), and the sale of "Thin Film Coating Equipment" to Flat Panel Display ("FPD") manufacturers. Certain financial information for each segment is provided below (000's):

                                             Three Months Ended                       Six Months Ended
                                    --------------------------------------   -----------------------------------
                                     December 30, 2000   January 1, 2000     December 30, 2000   January 1, 2000
                                    ------------------   -----------------   -----------------   ---------------
Net sales:
Thin film coated glass               $     6,703         $     8,109         $    17,108          $   15,268
Thin film coating equipment                3,606                 199              10,071                 428
                                     -----------         -----------         -----------          ----------
Total net sales:                          10,309               8,308              27,179              15,696

Operating income (loss):
Thin film coated glass               $       (23)        $      774          $        27          $    1,170
Thin film coating equipment               (1,550)              (725)              (1,155)             (1,366)
                                     -----------         ----------          -----------          ----------
Total operating income (loss)             (1,573)                49               (1,128)               (196)

Identifiable assets:
Thin film coated glass               $     3,416         $    5,819          $     6,959          $    5,819
Thin film coating equipment                1,278              1,496                2,619               1,496
Corporate and other                            -                517                    -                 517
                                     -----------         ----------          -----------          ----------
Total identifiable assets            $     4,694         $    7,832          $     9,578          $    7,832
                                     ===========         ==========          ===========          ==========

(5)  INVESTMENT IN AND TRANSACTIONS WITH JOINT VENTURE

     In June 1998, the Company formed a 50/50 joint venture (the "Joint Venture") with Nippon Sheet Glass Co., Ltd. ("NSG") in China to manufacture, process, sell and export certain types of thin film coated glass.

     The Joint Venture began operations during the fourth quarter of fiscal year 1999. The Company does not consolidate revenues, gross margins and earnings from the Joint Venture. The Company records 50% of the net income from operations of the Joint Venture after elimination of the impact of interentity transactions. The functional currency for the Joint Venture is the applicable local currency. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period.

     All of our transactions with the Joint Venture are at "arms length" and are transacted in U.S. dollars. During the quarter ended December 30, 2000, the Company purchased coated glass totaling $2.2 million from the Joint Venture, compared to $2.3 million for the quarter ended January 1, 2000. At December 30, 2000, and January 1, 2000, the amount of coated glass purchased from the Joint Venture remaining in inventory was $2.2 million and $441,000, respectively. The Company accrued royalties receivable totaling $110,000 for the quarter ended December 30, 2000, and $101,000 for the quarter ended January 1, 2000. As of December 30, 2000, the Company was the Guarantor on the Joint Venture debt of approximately $2.5 million. Also, during the first quarter of fiscal 2001, the Company sold refurbished equipment to the Joint Venture for use in the process of thin film coating of glass. The sales price of approximately $4.7 million and the first cash installment was paid in July 2000, and the final cash installment was paid in December 2000.

Summarized income information for the Joint Venture for the three months ended December 30, 2000 and for the six months ended December 30, 2000, and for comparative Balance Sheets for December 30, 2000 and July 1, 2000 is presented in US dollars below (000's):

                                                    Three Months Ended                              Six Months Ended
                                       ----------------------------------------------   -----------------------------------------
                                         December 30, 2000        January 1, 2000         December 30, 2000      January 1, 2000
                                       -------------------       --------------------   --------------------     ----------------
Joint Venture
Operating revenues                       $        11,004         $         5,169         $       21,049          $      11,463
                                         ===============         ===============         ==============          =============
Net income                               $         3,155         $           630         $        6,054          $       1,401
                                         ===============         ===============         ==============          =============
Company's equity in earnings:
Equity in earnings of STEC               $         1,647         $           315         $       2,932           $         701
                                         ===============         ===============         =============           =============

                                          December 30, 2000           July 1, 2000
                                         ------------------         ----------------
Assets:
Current assets                           $      14,857              $        9,956
Property, plant and equipment                   15,557                       9,921
                                         -------------              --------------
                                         $      30,414              $       19,877
                                         =============              ==============

Capitalization and Liabilities:
Current liabilities                      $        8,825             $        5,397
Long-term debt                                    3,793                      2,800
Common shareholders' equity                      17,795                     11,680
                                         --------------             --------------
                                         $       30,413             $       19,877
                                         ==============             ==============

(6)  SUBSEQUENT EVENTS

     On October 18, 2000, the Company entered into and announced an agreement to acquire the LAC Division of Unaxis Holding Ltd. of Zurich, Switzerland ("Unaxis"). Pursuant to the terms of the agreement, Unaxis agreed to a purchase price of $60.0 million in cash, subject to certain adjustments, and 673,353 shares of the Company's common stock valued at $17.5 million. The acquisition was completed on December 31, 2000, and the final purchase price will be adjusted based on the final closing balance sheet.

     LAC, which includes the former Display Coatings Equipment Division of Balzers Process Systems GmbH and the Web Coating Equipment, Architectural Coating Equipment and Container Barrier Coatings Equipment groups of Leybold GmbH, is located in Hanau, and Alzenau, Germany, the acquiring entity Applied Films GmbH and Co. KG, will be operated as a wholly-owned subsidiary of the Company. The LAC Division employs approximately 380 people in Germany and in sales offices throughout the world.

     On January 18, 2001, the Company sold $10 million in Series A Preferred Stock that is convertible to common stock at a conversion price of $19.75 per common share. The Series A carries a dividend rate of 7% for the first 9 months, then the rate increases to 8.5% for the duration of the term. The convertible preferred is convertible into a 3 year 5% subordinated convertible debenture at the Company's option. The Company also issued two grants of warrants in connection with this offering; 75,949 warrants at $22.33 and 17,468 warrants at $20.09 respectively. The Company has recently closed the financing to be partially used in connection with the acquisition.

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in the Company's fiscal year 2000 Report on Form 10-K. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000, Part I, "Certain Factors." When used herein, the terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

Overview

     The majority of our sales are derived from the sale of thin film coated glass to manufacturers of liquid crystal displays ("LCDs"). Most of our LCD manufacturing customers are located in Asia. Sales to international customers represented approximately 92% of our total net sales and 73% of thin film coated glass sales in the first six months of fiscal 2001. We expect international sales will continue to represent a significant portion of our net sales. During the second quarter of fiscal 2001 approximately 61% of our coated glass sales were sold through our wholly-owned subsidiary Applied Films Asia Pacific Ltd., in Hong Kong. During fiscal 1997, we began selling thin film coating equipment to flat panel display ("FPD") and other manufacturers. Sales of thin film coating equipment totaled $7.1 million for the entire fiscal year 2000, compared with $10.1 for the first six months of fiscal 2001. In June of 1998, the Company formed a 50/50 joint venture in China with Nippon Sheet Glass Co. ("NSG"), to process, sell and export certain types of thin film coated glass. The revenues from the joint venture are not consolidated in our financial statements, however, our share of the financial results are included in the equity earnings from joint venture section of the consolidated statements of operations.

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

     We sell most of our thin film coated glass to foreign customers in U.S. dollars except for sales to certain Japanese customers which are denominated in Japanese yen. Gross sales in Japanese yen were approximately $12.7 million for the entire fiscal 2000, compared to $5.7 million for the first six months of fiscal 2001. Currently, we do not engage in international currency hedging transactions to mitigate our foreign exchange exposure, however, we purchase raw glass from certain Japanese suppliers in transactions denominated in yen, which partially offsets foreign currency risks on thin film coated glass sales. Our purchases of raw material denominated in Japanese yen were approximately $2.4 million during fiscal 2000 and $1.8 million for the first six months of fiscal 2001. As of December 30, 2000, accounts receivable denominated in Japanese yen were approximately $2.1 million or approximately 30% of total accounts receivable. As of December 30, 2000, accounts payable denominated in yen were approximately $697,000 or 17.3% of total accounts payable. We are generally paid by customers for Japanese yen denominated sales within approximately 15 to 45 days following the date of sale.

     Net sales of thin film coating equipment are recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Sales of spare parts and other ancillary products are recorded upon shipment. The lead time for completion of the thin film coating equipment is generally ten to fourteen months. To date, the Company has priced its thin film coating equipment in U.S. dollars. Coating equipment backlog at the end of the second quarter of fiscal 2001 was approximately $9.4 million versus $8.8 million at fiscal year end 2000 and $6.1 million as of the end of the second quarter of fiscal 2000.

     As of December 30, 2000 we increased the borrowings on our line of credit to approximately $9.0 million from $0 at the end of fiscal 2000. This level of borrowings, in addition to our $2.5 million debt guarantees with the joint venture, represents full use of this credit facility. The proceeds drawn against this line of credit were used to partially fund the closing of the LAC acquisition transaction.

    Effective December 31, 2000, immediately following the end of the second quarter of fiscal 2001, we acquired the Large Area Coatings Division formerly owned by Unaxis. See Note 1 of the Notes to Consolidated Financial Statements.


     RESULTS OF OPERATIONS

     Three Months Ended December 30, 2000 Compared With Three Months Ended January 1, 2000

     Net Sales. Net sales increased 24% to $10.3 million in the second quarter of fiscal 2001 from $8.3 million in the second quarter of fiscal 2000. Net sales for thin film coated glass decreased approximately 17% to $6.7 million for the second quarter of fiscal 2001 compared to $8.1 million in the second quarter of fiscal 2000. Equipment revenues increased over 1700% to $3.6 million for the second quarter of fiscal 2001 compared to $199,000 in the second quarter of fiscal 2000.

     Gross Profit. Gross profit decreased to $448,000 in the second quarter of fiscal 2001 from $1.3 million in the second quarter of fiscal 2000. As a percentage of net sales, gross profit margins were 4.3% in the second quarter of fiscal 2001 compared with 15% in the second quarter of fiscal 2000. Gross profit margins in absolute dollars for thin film coated glass for the second quarter of fiscal 2001 were negatively affected by the shift in production to our Joint Venture in China. Gross profit margins for coating equipment for the second quarter of fiscal 2001 were affected by a lost overrun on the first PDP system in the field and a delay in a a new order for an ATX.

     Selling, General and Administrative. Selling, general and administrative expenses increased 70% to $1.5 million in the second quarter of fiscal 2001 from $920,000 in the second quarter of fiscal 2000 due primarily to increased salary costs, sales expenses and facility expenses. As a percentage of net sales, selling, general and administrative costs were 14.9% for the second quarter of fiscal 2001 compared to 10.8% for the second quarter of fiscal 2000.

     Research and Development. Research and development expenses rose 54% to $485,000 in the second quarter of fiscal 2001 from $315,000 in the second quarter of fiscal 2000. This was due to increased salary expenses driven by an increased staff level and depreciation expenses from equipment used in process development. As a percentage of net sales, research and development expenses were 4.7% in the second quarter of fiscal 2001 and 3.8% in the second quarter of fiscal 2000.

     Equity Earnings in Affiliate. Equity Earnings in affiliate were $1.6 million for the s econd quarter of fiscal 2001 compared to $369,000 for the first six months of fiscal 2000. During the quarter the STEC Joint Venture had revenue and earnings from production on the system that was sold to the joint venture in the first fiscal quarter of 2001.

     Interest Income (Expense). Interest income was $666,000 in the second quarter of fiscal 2001 compared to an expense of $(101,000) in the second quarter of fiscal 2000. Average debt levels were lower during the first six months of fiscal 2001 compared to the first six months of fiscal 2000, however, we borrowed against our line of credit at quarter end to partially fund the LAC acquisition. Interest income was earned on investments of cash following the secondary offering. Subsequent to December 30, 2000, we used a substantial majority of our cash to purchase the LAC business. As a result, we expect interest income to change to interest expense in subsequent periods.

     Other Income (Expense). Other income (expense) was approximately $230,000 for the second quarter of fiscal 2001 versus $14,000 during the second quarter of fiscal 2000. The increase is primarily the result of the Company's royalty income from the Joint Venture to NSG for Japan as well as royalties gained from direct sales of glass from the Joint Venture during the second quarter of fiscal 2001.

     Income Tax Benefit (Provision). We had an income tax benefit of $483,000 in the second quarter of fiscal 2001 compared to an income tax benefit of $343,000 in the second quarter of 2000. The effective tax rate was 34% during the second quarter of fiscal 2001, as noted below, and was 34% during the second quarter of fiscal 2000.

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

     Six Months Ended December 30, 2000 Compared With Six Months Ended January 1, 2000

     Net Sales. Net sales increased 73% to $27.1 million in the first six months of fiscal 2001 from $15.7 million in the first six months of fiscal 2000. Net sales for thin film coated glass increased approximately 12% on stronger STN glass sales to $17.1 million for the first six months of fiscal 2001 compared to $15.2 million for the first six months of fiscal 2000. Equipment revenues increased approximately 2,300% on stronger revenues to $10.0 million in the first six months of fiscal 2001 compared to the first six months of fiscal 2000.

     Gross Profit. Gross profit increased to $3.0 million in the first six months of fiscal 2001 from $2.2 million in the first six months of fiscal 2000. As a percentage of net sales, gross profit margins were 11% in the first six months of fiscal 2001 compared with 14% in the first six months of fiscal 2000. Gross profit margins for thin film coated glass for the first six months of fiscal 2001 were positively affected by sales of STN coated glass. Gross profit margins for coating equipment for the first six months of fiscal 2001 were favorably affected by the sale of the system to the Joint Venture and the completion of two ATX-700s.

     Selling, General and Administrative. Selling, general and administrative expenses increased 89% to $3.2 million in the first six months of fiscal 2001 from $1.7 million in the first six months of fiscal 2000 due primarily to higher overhead expenses resulting from increased salary costs, sale expenses, and the addition of sales commissions on the ATX-700 revenues. As a percentage of net sales, selling, general and administrative costs were 12% for the first six months of fiscal 2001 compared to 11% for the first six months of fiscal 2000.

     Research and Development. Research and development expenses rose 35% to $898,000 for the first six months of fiscal 2001 from $664,000 in the first six months of fiscal 2000. This was due to increased salary costs and depreciation expenses for equipment used in process development. As a percentage of net sales, research and development expenses were 3.3% in the first six months of fiscal 2001 and 4.2% in the first six months of fiscal 2000.

     Equity Earnings in Affiliate. Equity Earnings in affiliate were $2.9 million for the first six months of fiscal 2001, compared to $818,000 for the comparable period in fiscal 2000. In early fiscal 2001 we sold a refurbished Venture series coater to the Joint Venture. This machine increased the capacity of the Joint Venture and the resulting higher revenues for fiscal 2001 are a result of this additional capacity as well as the continued growth in revenue on the existing machines. At the end of the second quarter of 2000. The Joint Venture had only been in operation for nine months.

     Interest Income (Expense). Interest income increased to $1.2 million for the first six months of fiscal 2001 compared to an expense of $(240,000) in the first six months of fiscal 2000. We increased our borrowings at the end of the quarter to $9.0 million in order to partially fund the LAC acquisition. Average debt levels were lower during the first six months of fiscal 2001 compared to the first six months of fiscal 2000, following the secondary offering. Subsequent to December 30, 2000, we used a substantial majority of our cash to purchase the LAC business. As a result, we expect interest income to change to interest expense in subsequent periods.

     Other Income (Expense). Other income was approximately $339,000 for the first six months of fiscal 2001 compared to $193,000 for the first six months of 2000. The other income is derived primarily from royalty income from the joint venture.

     Income Tax Benefit (Provision). We had an income tax benefit of $362,000 in the first six months of fiscal 2001 compared to a benefit of $260,000 in the first six months of fiscal 2000. The effective tax rate was 34% of U.S. earnings minus interest income, on tax-free investments, during the first six months of fiscal 2001. The tax effect on total earnings was 34% during the first six months of fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations with cash generated from operations, proceeds from an initial public offering of our common stock, proceeds from a secondary offering of common stock and with borrowings against our line of credit. Cash provided by operating activities for the first six months of fiscal 2001 was $522,000 compared to $2.7 million for the corresponding period in fiscal 2000. This decrease was due primarily to changes in accounts receivable and payables, accrued expenses, offset partially by the cost of the equipment sold to the joint venture during the first six months of fiscal 2001. As of December 30, 2000, we had cash and cash equivalents of approximately $60.0 million and working capital of $73.3 million. As of December 30, 2000, accounts receivable were approximately $11.9 million.

     On October 18, 2000, we entered into a Share Purchase and Exchange Agreement agreeing to purchase the LAC business and the acquisition was completed on December 31, 2000. The purchase price was $60.0 million in cash and 673,353 shares of our common stock, subject to certain post-closing adjustments based upon a finnal closing balance sheet for LAC business. At the December 31, 2000 closing, we paid Unaxis $50.0 million in cash and delivered the 673,353 shares of our common stock. In addition, we paid $4.0 million into an escrow account pending resolution of the final closing balance sheet for the LAC business, with an obligation to make two additional payments of $2.0 million each into the escrow account pending the determination of the post-closing adjustments.

     We used a substantial majority of our cash at December 30, 2000, to complete the acquisition of the LAC business, substantially reducing our cash and liquidity. In addition, the LAC Business acquired subsequent to the end of the second quarter of fiscal 2001 included substantial operations and work in process which will substantially increase the amount of working capital we need to conduct our business in future periods.

     Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of December 30, 2000, approximately $11.5 million was outstanding on our credit facility compared with $0 outstanding on July 1, 2000. Approximately $2.5 million of this facility is used to guarantee debt at the joint venture. The interest rate under the credit facility was 8.25% at December 30, 2000.

     Cash generated by investing activities for the first six months of fiscal 2001 was $18.4 million compared to a usage of $(53,000) for the first six months of fiscal 2000. Capital expenditures for the six months ended December 30, 2000 were approximately $740,000, compared to $53,000 for the six month period ended January 1, 2000. We anticipate capital expenditures of approximately $1.2 million in the remainder of fiscal 2001.

     We believe that our working capital and capital resource needs will continue to be met by operations, borrowings under the existing credit facility and the proceeds from the $10 million convertible preferred offering that was closed subsequent to the quarter ended December 30, 2000. Our capital requirements depend on a number of factors, including, but not limited to, the amount and timing of orders we receive and the timing of payments received from customers. If we require additional capital, we may consider various alternatives such as additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

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

     Approximately $9.0 million of the Company's borrowed debt is subject to changes in interest rates; however, the Company does not use derivatives to manage this risk. This exposure is linked primarily to the Eurodollar rate, and secondarily to the prime rate. The Company believes that a moderate change in either the Eurodollar rate or the prime rate would not materially affect operating results or financial condition of the Company. A one percent change in interest rates would result in an approximate $90,000 annual impact on pre-tax income based on the quarters and borrowing level of debt subject to interest interfluctuations.

FOREIGN EXCHANGE EXPOSURE

     The Company is exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At December 30, 2000, the Company had approximately $2.1 million of its accounts receivable and $697,000 of its accounts payable denominated in Japanese yen. At July 1, 2000, the Company had approximately $2.0 of its accounts receivable and $2.4 million of its accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $14,000 net impact on pre-tax income based on the quarter end foreign currency denominated accounts receivable and accounts payable balances.

     Notwithstanding the above, actual changes in interest rates and foreign exchange rates could adversely affect the Company's operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

                           PART II. OTHER INFORMATION

Item 6 - Exhibits And Reports On Form 8-K

    a.   Exhibits

    Exhibit No.   Description

       10.1 Share Purchase and Exchange Agreement dated as of October 18, 2000, by and among Applied Films Corporation, AFCO GMBH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG (incorporated by reference to Exhibit 2.1 to the Applied Films Corporation Current Report on Form 8-K dated December 31,
                  2000).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                       APPLIED FILMS CORPORATION



Date: February 12, 2001                /s/ Thomas T. Edman
                                       Thomas T. Edman
                                       President and Chief Executive Officer


Date: February 12, 2001                /s/ Lawrence D. Firestone
                                       Lawrence D. Firestone
                                       Chief Financial Officer

                                  Exhibit Index


 Exhibit No.      Description

    10.1 Share Purchase and Exchange Agreement dated as of October 18, 2000, by and among Applied Films Corporation, AFCO GMBH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG (incorporated by reference to Exhibit 2.1 to the Applied Films Corporation Current Report on Form 8-K dated December 31,
                  2000).