Form 10-Q
period 2001-03-31
APPLIED FILMS CORP
filed 2001-05-02
CIK 1040660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

6,752,215 shares of Common Stock were outstanding as of March 31, 2001.

                                      INDEX


                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of March 31, 2001 and July 1, 2000    3


          Consolidated Statements of Operations for the Three and Nine Months
           Ended March 31, 2001 and April 1, 2000                              4

          Consolidated Statements of Cash Flows for the Nine Months Ended
           March 31, 2001 and April 1, 2000                                    5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          17



PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                           18

Item 4.   Submission of Matters to a vote of Security Holders                 18

Item 6.   Exhibits and Reports on Form 8-K.                                   18

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (unaudited)

                                                                                         March 31, 2001         July 1, 2000
ASSETS                                                                                   --------------         ------------
CURRENT ASSETS:
 Cash and cash equivalents                                                                  $   17,040           $   32,058
 Marketable securities                                                                           9,043               20,167
 Accounts and trade notes receivable, net of allowance of $1,724 and $188                       19,080                6,273
 Costs and profit in excess of billings                                                         58,232                4,571
 Due from Joint Venture                                                                              -                  219
 Inventories, net of allowance of $647 and $261                                                 16,287               10,006
 Assets held for sale                                                                                -                2,251
 Prepaid expenses and other                                                                      1,410                  187
 Deferred tax asset, net                                                                         1,192                  480
                                                                                          ------------           ----------
  Total current assets                                                                         122,284               76,212

 Property, plant and equipment, net of accumulated depreciation
  of $9,299 and $8,479, respectively                                                             8,272                5,320
 Goodwill and other intangible assets, net of accumulated amortization
  of $2,469 and $0, respectively                                                                62,650                    -
 Investment in Joint Venture                                                                     9,637                5,746
 Deferred tax asset, net                                                                         5,081                  136
 Other assets                                                                                      564                   64
                                                                                          ------------           ----------
Total assets                                                                                $  208,488           $   87,478
                                                                                          ============           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Trade accounts payable                                                                         11,848                9,971
 Accrued expenses                                                                               42,304                2,138
 Income taxes payable                                                                                -                   98
 Billings in excess of revenue                                                                  45,500                    -
 Current portion of:
  Deferred revenue                                                                                 302                  164
  Deferred gain                                                                                     56                   56
                                                                                          ------------           ----------
 Total current liabilities                                                                     100,010               12,427
                                                                                          ------------           ----------
 Long-term debt                                                                                  8,983                    -
 Deferred revenue, net of current portion                                                        2,196                1,210
 Deferred gain, net of current portion                                                             603                  644
                                                                                          ------------           ----------
   Total liabilities                                                                           111,792               14,281
                                                                                          ------------           ----------
STOCKHOLDERS' EQUITY:
 Series A Convertible Preferred Stock, no par value, 1,000,000 shares authorized;
1,000 and 0 shares outstanding at March 31, 2001 and July 1, 2000, respectively                  8,619                    -
 Common Stock, no par value, 10,000,000 shares authorized, 6,752,215 and
6,040,856 shares issued and outstanding at March 31, 2001 and July 1, 2000,
respectively                                                                                    82,411               64,959
 Warrants and stock options                                                                        876                    -
 Other cumulative comprehensive loss                                                              (139)                 (20)
 Retained earnings                                                                               4,929                8,258
                                                                                          ------------           ----------
   Total stockholders' equity                                                                   96,696               73,197
                                                                                          ------------           ----------
Total liabilities & stockholders' equity                                                   $   208,488           $   87,478
                                                                                          ============           ==========

See Accompanying Notes to Consolidated Financial Statements.

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                     Three months ended                     Nine Months Ended
                                                           ------------------------------------- -----------------------------------
                                                            March 31, 2001      April 1, 2000      March 31, 2001     April 1, 2000
                                                           ------------------- ----------------- ------------------ ----------------
Net Revenues                                               $    44,981          $    11,759          $   72,187       $   27,455
Cost of Goods Sold                                              35,293               10,301              59,503           23,818
                                                           ------------------- ----------------- ------------------ ----------------
Gross Profit                                                     9,688                1,458              12,684            3,637


Operating Expenses:
 Selling, General and Administrative                             6,354                1,084               9,580            2,821
 Research and Development                                        2,632                  360               3,529            1,024
 Amortization of goodwill and intangible assets and
  associated acquisition costs                                  13,969                    -              13,969                -
                                                          ------------------- ------------------ ----------------- -----------------
 Income (Loss) from Operations                                 (13,267)                  14             (14,394)            (208)

Other (Expense) Income:
 Interest Income (Expense)                                         (90)                  32               1,111             (200)
 Other Income                                                      108                  125                 447              312
 Equity Earnings in Affiliate                                    1,041                  697               3,973            1,515
                                                           ------------------- ----------------- ------------------ ----------------
Income before income taxes and cumulative effect
 of change in accounting principle                             (12,208)                 868              (8,863)           1,419

Income Tax Benefit  (provision)                                  5,399                  (61)              5,705              224
                                                           ------------------- ----------------- ------------------ ----------------
Income before cumulative effect of
 change in accounting principle                                 (6,809)                 807              (3,158)           1,643

Cumulative effect of change in accounting principle,
 net of taxes                                                        -                    -                   -              (50)
                                                           ------------------- ----------------- ------------------ ----------------

Net Income (Loss)                                          $    (6,809)            $    807           $  (3,158)       $   1,593
                                                           =================== ================= ================== ================
Income (Loss) per common share before cumulative
 effect of change in accounting principle:
  Basic                                                    $     (1.03)            $   0.20           $   (0.53)       $    0.44
                                                           =================== ================= ================== ================
  Diluted                                                  $     (1.03)            $   0.18           $   (0.53)       $    0.41
                                                           =================== ================= ================== ================
Cumulative effect of change in accounting
  principle net of taxes.                                  $         -             $      -           $       -        $   (0.01)
                                                           =================== ================= ================== ================
Net Income (Loss) per common share:
  Basic                                                    $     (1.03)            $   0.20           $   (0.53)       $    0.43
                                                           =================== ================= ================== ================
  Diluted                                                  $     (1.03)            $   0.18           $   (0.53)       $    0.40
                                                           =================== ================= ================== ================
Weighted Average Common Shares Outstanding:
  Basic                                                          6,752                4,005               6,282            3,662
                                                           =================== ================= ================== ================
  Diluted                                                        6,752                4,382               6,282            3,967
                                                           =================== ================= ================== ================

See Accompanying Notes to Consolidated Financial Statements.

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                               Nine months ended
                                                                                     --------------------------------------
                                                                                       March 31, 2001      April 1, 2000
                                                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                                   $    (3,158)         $    1,593
 Depreciation and amortization                                                             1,123               1,342
 Amortization of deferred gain on lease and joint venture                                    (83)               (117)
 Amortization of goodwill and other intangible assets                                      2,469                   -
 Non-cash compensation expense                                                               142                   -
 Equity earnings in affiliate                                                             (3,973)             (1,463)
 Changes in -
  Accounts receivable, net                                                                (3,606)             (1,638)
  Costs and profits in excess billings                                                     2,541              (1,335)
  Inventories                                                                              4,929              (1,880)
  Prepaid expenses and other                                                              (2,824)                292
  Accounts payable and accrued expenses                                                    5,590               4,269
  Deferred Revenue                                                                         1,125                   -
  Income taxes receivable (payable)                                                          (98)                222
  Deferred income taxes                                                                    1,424                (413)
  Billings in excess of revenue                                                           11,699               1,711
                                                                                     -----------         -----------
 Net cash flows from operating activities                                                 17,300               2,583
                                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant and equipment                                                 (913)               (357)
 Acquisition of LAC                                                                      (60,705)                  -
 Proceeds from sale of marketable securities                                              11,124                   -
                                                                                     -----------         -----------
 Net cash used in investing activities                                                   (50,494)               (357)
                                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long term debt                                                             11,115               3,443
 Repayment of long term debt                                                              (2,132)            (10,818)
 Stock issuance on stock purchase plan and stock options                                     126                 137
 Proceeds from issuance of preferred stock and warrants, net                               9,352                   -
 Dividends paid on preferred stock                                                          (146)                  -
 Proceeds from secondary offering                                                              -              55,317
                                                                                     -----------         -----------
 Net cash provided by financing activities                                                18,315              48,079
                                                                                     -----------         -----------
 Effect of exchange rate changes on cash and cash equivalents                               (139)                  -
 Net increase in cash and cash equivalents                                               (15,018)             50,305
 Cash and cash equivalents, beginning of period                                           32,058               1,163
                                                                                     -----------         -----------
 Cash and cash equivalents, end of period                                            $    17,040         $    51,468
                                                                                     ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid for interest, net of amounts capitalized                                  $       342         $       351
                                                                                     ===========         ===========

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

     The Company was formed in May 1992 as the result of a merger between Applied Films, Inc. ("AFI ") and a wholly-owned subsidiary of Donnelly Corporation ("Donnelly"), Donnelly Coated Corporation ("DCC"). As a result of the merger, Donnelly owned 50% of the outstanding common stock of the Company, with the remaining 50% owned by the former shareholders of AFI. On November 26, 1997, Donnelly sold all of its shares of Applied Films stock during the Company's initial public offering. In June of 1998, the Company formed a 50/50 Joint Venture (the "Joint Venture") in China with Nippon Sheet Glass Co., Ltd. ("NSG"), to process, sell and export certain types of thin film coated glass.

     On December 31, 2000, the Company completed the purchase of the Large Area Coatings division of Unaxis Holding AG ("LAC") for cash and common stock (Note
3). LAC designs, manufactures and sells, large in-line coating equipment in four areas, serving several markets as follows; Display Coaters, Architectural Glass Coaters, Web Coaters, and PET Bottle Coaters. The LAC division manufactures coating equipment in Alzenau, Germany and has sales and service offices in Hong Kong, Taiwan, Korea, Japan, Belgium and China and employs approximately 440 people.

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the Company's wholly-owned subsidiaries. The accounts of the subsidiaries have been consolidated with the accounts of the Company in the accompanying financial statements. All intercompany accounts and transactions have been eliminated in the consolidation.

UNAUDITED FINANCIAL INFORMATION

     The accompanying interim financial information as of March 31, 2001 and for the nine-month periods ended March 31, 2001 and April 1, 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

CHANGE IN ACCOUNTING PRINCIPLE

     In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted the application of SOP 98-5 in the first quarter of fiscal 2000 and wrote off certain start-up costs related to the Joint Venture in China. The effect of that change was $50,000 net of tax. This item was recorded as a change in accounting principle at the time of adoption.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101 ") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has evaluated SAB 101 and believes that there was no significant effect on the revenue recognition policies currently in place.

     In February 2001, the Financial Accounting Standards Board ("FASB") issued a limited revision exposure draft of proposed Statement of Financial Accounting Standard ("SFAS") "Business Combinations and Intangible Assets - Accounting for Goodwill". The proposed statement would establish a new accounting standard for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by

Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized.

     This proposed statement would establish a new method of testing goodwill for impairment. It would require that goodwill be separately tested for impairment using a fair-value-based approach. Entities would be required to initially apply the provisions of this proposed statement as of the beginning of the first fiscal quarter following issuance of the final statement. Those provisions would apply not only to goodwill arising from acquisitions completed after the issuance date of the final statement but also to the unamortized balance of goodwill at the date of adoption. The Company has not fully evaluated the impact upon future operating results from the proposed standard. However, based upon the preliminary allocation of the LAC purchase price, and assuming the Company had adopted the proposed standard, the Company would not have recorded amortization expense related to goodwill from the LAC acquisition, which was approximately $1.4 million for the three and nine month periods ended March 31, 2001.

FISCAL YEAR

     The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2000 and 2001 each include 52 weeks.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 2001 and July 1, 2000 consist of the following (in thousands):

                                          March 31, 2001     July 1, 2000
                                         ----------------- ------------------
Raw materials, net                       $     2,723       $     4,003
Work-in-process                                6,203                 -
Materials for manufacturing systems            3,161               195
Finished goods, net                            4,200             5,808
                                         ----------------- ------------------
                                         $    16,287       $    10,006
                                         ================= ==================

RECOVERABILITY OF TANGIBLE AND INTANGIBLE ASSETS

     The Company evaluates the carrying value of all long-lived tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

THIN FILM COATED GLASS REVENUE RECOGNITION

     Thin film coated glass revenues are recognized upon shipment to the customer. A provision for estimated sales returns and allowances is recognized in the period of the sale.

THIN FILM EQUIPMENT SALES REVENUE RECOGNITION

     Revenues on substantially all contracts relating to the sales of thin film coating equipment are recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company typically offers warranty coverage for equipment sales for a period of 12 months once installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized on the contract. These reserves are evaluated periodically based on actual experience and anticipated activity. Provisions for anticipated losses on contracts, if any, will be made in the period they become evident.

SPARE PARTS REVENUE RECOGNITION

     Spare parts revenues are recognized upon shipment to the customer.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred and consist primarily of salaries, depreciation, development materials and supplies. The Company incurred approximately $2.6 million and $360,000 of research and development costs for the third quarter of fiscal years 2001 and 2000, respectively.

JOINT VENTURE INCOME TAXES

     During fiscal year 2000, the Company determined that the earnings from the Joint Venture would not be distributed to the Company for the foreseeable future, therefore, a provision for U.S. income taxes need not be provided on the earnings from the Joint Venture. During fiscal year 1999, the Company accrued for U.S. income taxes to be paid on the earnings in the Joint Venture at a rate of 34%. Based on the fiscal year 2000 determination, the taxes originally provided during fiscal year 1999, as well as those provided through the first quarter of fiscal year 2000 on the earnings from the Joint Venture, were reversed in the second quarter of fiscal year 2000 resulting in a tax benefit for the second quarter of fiscal year 2000 of $343,000.

FOREIGN CURRENCY TRANSLATION

     The results of the Company's wholly-owned foreign subsidiaries are translated to U.S. Dollars using the current-rate method. Assets and liabilities are translated at the period-end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of other accumulated comprehensive income.

FOREIGN CURRENCY TRANSACTIONS

     The Company generated approximately 68% and 92% of its revenues in the first nine months of fiscal year 2001 and for fiscal year 2000, respectively, from revenues to foreign corporations located outside of the Company's manufacturing centers in the United States and Europe primarily in East Asia. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in German marks and Japanese yen. For those transactions denominated in German marks or Japanese yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to U.S. dollars using the end of period spot exchange rate. Transaction gains or losses are charged or credited to income during the period.

DERIVATIVE INSTRUMENTS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of the standard did not have an impact upon the Company.

     Following the acquisition of LAC on December 31, 2000. The Company has entered into foreign currency forward contracts to mitigate the risk of changes in exchange rates on firm sale commitments denominated in foreign currencies. These contracts qualify as fair value hedges pursuant to SFAS No. 133. Accordingly, the fair value of the derivative instruments are recorded on the balance sheet and are offset by changes in the fair value of the related firm commitments. The ineffective portion of the derivative instruments is recorded currently in income. Such amounts have not been significant.

RELATED PARTIES

     In addition to the Company's Joint Venture investment described in Note 1, the Company has engaged in related party transactions. During the nine months ended March 31, 2001, the Company had approximately $1.1 million in sales to a company of which a member of our Board of Directors is the president.

     During the nine months ended March 31, 2001 the Company purchased approximately $573,000 in materials from a company of which a member of our Board of Directors is the chief financial officer.

(3) ACQUISITION OF LAC

     The Company completed the acquisition of LAC on December 31, 2000. Pursuant to the purchase agreement, the purchase price is estimated to be $80,050,000, which is comprised of $60,000,000 of cash and 673,353 shares of Applied Films Corporation common stock valued at $25.76 per share (total value of $17,345,000, based upon the average of the closing market prices for the three days before and after, and the day of, the public announcement of the transaction, October 18, 2000), plus approximately $2,705,000 of transaction costs. The acquisition has been accounted for under the purchase method of accounting. The final purchase price is subject to adjustment based upon the closing balance sheet prepared on a post closing basis. The final determination of such balance sheet has not been made.

     The accounts of LAC acquisition have been included in the Company's consolidated financial statements from the acquisition date. The purchase price has been allocated based upon the estimated fair value of the identifiable assets acquired and liabilities assumed. The excess of the purchase price over fair value of net identifiable assets has been allocated to goodwill. The estimated $80,050,000 purchase price has been allocated as follows (in thousands):

     Net current assets                                             $     12,136
      Long-term liabilities                                               (9,029)
     Goodwill                                                             42,276
     Other intangible assets                                              20,000
      Property, plant and equipment                                        3,167
     In-process research and development                                  11,500
                                                                          ------
     Total allocation of estimated purchase price                   $     80,050
                                                                          ------

     The allocation is preliminary and subject to adjustment based upon the final determination of the fair value of the assets acquired and liabilities assumed. Goodwill is being amortized on a straight-line basis over a seven year period. Other intangible assets are being amortized on a straight line basis over periods of 5 to 7 years. In-process research and development represents the intangible value of in-process research and development projects that had not yet reached technical feasibility. The related technology had no alternative use and required substantial additional development by the Company. In-process research and development was charged to operations during the quarter ended March 31, 2001.

     The following unaudited pro forma information reflects the pro forma results of operations for the Company giving effect to the LAC acquisition and related issuance of Series A convertible preferred stock and warrants as if the transactions occurred on July 2, 2000. The unaudited pro forma results include the unaudited historical operating results of LAC for six months ended December 31, 2001. The unaudited pro forma data is not necessarily indicative of the Company's results of operations that would actually have been reported if the transaction in fact had occurred on July 2, 2000, and is not necessarily representative of the Company's results of operations for any future period.

                                                                 Nine Months Ended
                                                                  March 31, 2001
                                                       --------------------------------------
                                                       (in thousands, except per share data)
                                                           Historical         Pro Forma
                                                       ------------------ -------------------
         Net Revenues                                   $    72,187        $    134,212
         Operating income (loss)                            (14,394)            (21,214)
         Net income (loss)                                   (3,158)            (11,036)
         Income (loss) Per Share - Basic and Diluted          (0.53)             (1.85)

SERIES A CONVERTIBLE PREFERRED STOCK

Overview

     On January 18, 2001, the Company sold $10 million in Series A Convertible Preferred Stock ("Series A") that is convertible into common stock at a conversion price of $19.75 per common share. The Series A carries a dividend rate of 7% until October 16, 2001, and then the rate increases to 8.5% unless certain conditions are satisfied. The Series A may be exchanged at the Company's option for a 5% subordinated convertible debenture due January 16, 2004. The Company also issued two grants of warrants in connection with this offering: warrants to purchase 75,949 shares of common stock at $22.33 per share and warrants to purchase 17,468 shares at $20.09 per share. The warrants are immediately exercisable, and may be exercised any time over a five and three-year period, respectively. The estimated fair value of these warrants of $733,623 was recorded in stockholders' equity with an offset to the amount attributed to the Series A. These securities also contain certain registration rights with respect to the underlying shares of common stock. The conversion price of the Series A is subject to adjustment under certain circumstances.

Repurchase Option

     The Company has the right, provided that certain conditions are satisfied, to repurchase some or all of the outstanding Series A for cash equal to 114% of the price paid for each preferred share plus accrued dividends.

Preferred Stockholder's Annual and Special Put Options

     On January 16, 2002, and January 16, 2003, the holders of Series A have an annual put right, at their discretion, to convert all or any portion of their Series A into common stock at an amended conversion price equal to the average of closing price for the Company's common stock on the ten trading days immediately preceding the annual put date.

     If at any time after July 16, 2001, the Company's equity market capitalization is less than $50 million for 20 consecutive trading days, then the holders of Series A have a special put right at their discretion to convert all or a portion of the then outstanding Series A into common stock at a conversion price equal to the average of the closing price for the ten trading days immediately preceding the date on which they exercise their special put option.

     However, in lieu of allowing the holders of Series A convertible preferred stock to exercise their annual put option or their special put option, the Company may elect to repurchase all or a portion of the outstanding Series A at 114% of the stated value of the Series A plus all accrued but unpaid dividends in the case of a special put option and at 100% of the stated value of the Series A plus all accrued but unpaid dividends in the case of the annual put option.

Required Conversion

     Subject to certain conditions, on or after the date the registration statement related to the common stock underlying the Series A is declared effective, the Company has the right to require conversion of any or all of the outstanding Series A based on the then applicable conversion price. Among the conditions to the Company's ability to require conversion of the Series A is the condition that the closing price of the Company's common stock must for thirty consecutive trading days exceed 135% of the conversion price applicable on each such day.

Exchange for Debentures

     The Company has the option at any time to exchange all (but not less than all) of the outstanding shares of Series A for 5% Convertible Debentures of the Company due January 16, 2004, having an aggregate principal amount equal to the stated value of the Series A plus all accrued but unpaid dividends. The Convertible Debentures, when and if issued, will be convertible into common stock at a conversion price of $19.75 per share, subject to certain adjustments.

Subordination

     The Convertible Debentures, when and if issued, will rank junior to the Company's existing bank debt and to any extensions, refinancing or replacements of that debt.

Repurchase Option

     The  Company  has the  right to redeem  the all or part of the  Convertible
Debentures, when and if issued, for cash at 114% of the then outstanding principal amount plus accrued interest.

(5) EARNINGS PER SHARE

     Basic and diluted earnings per share were determined in accordance with SFAS No. 128, "Earnings Per Share". Potentially dilutive securities, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method. There was no dilutive impact on earnings for the three and nine months ended March 31, 2001 as a result of net losses reported for those periods. Stock options were the only securities that had a dilutive impact on earnings per share for the three and nine months ended April 1, 2000. Earnings available to common shareholders for the three and nine months ended March 31, 2001 include a reduction of $171,000 representing accrued dividends on the Series A issued on January 18, 2001.

(6) SALES BY GEOGRAPHIC REGION

     The breakdown of total net revenue by geographic region is as follows (in thousands):

                                            --------------------------------------  --------------------------------------
                                                     Three Months Ended                       Nine Months Ended
                                            --------------------------------------  --------------------------------------
                                             March 31, 2001       April 1, 2000      March 31, 2001       April 1, 2000
                                            ------------------  ------------------  ------------------  ------------------
         Asia (other than Japan)             $   16,202            $  5,370           $   31,147          $   14,323
         Japan                                    8,280               5,216               17,585              10,253
         United States                            6,237                 884                8,531               2,308
         Europe and Other                        14,262                 289               14,924                 571
                                            ------------------  ------------------  ------------------  ------------------
         Net revenue                             44,981              11,759               72,187              27,455
                                            ==================  ==================  ==================  ==================

(7) SEGMENT INFORMATION

     The Company manages its business and has segregated its activities into two business segments, the revenue of "Thin Film Coated Glass" and the revenues of "Thin Film Coating Equipment." Certain financial information for each segment is provided below (in thousands):

                                                Three Months Ended                   Nine Months Ended
                                       -----------------------------------  -------------------------------------
                                         March 31, 2001     April 1, 2000     March 31, 2001     April 1, 2000
                                       ------------------ ----------------  ------------------ ------------------
Net revenues:
Thin film coated glass                    $   5,320         $   10,274        $    22,456        $    25,542
Thin film coating equipment                  39,661              1,485             49,731              1,913
                                       ------------------ ----------------  ------------------ ------------------
Total net revenues                        $  44,981         $   11,759        $    72,187        $    27,455
                                       ================== ================  ================== ==================

Operating income (loss):
Thin film coated glass                    $  (1,986)        $      556        $    (1,745)       $     1,701
Thin film coating equipment                   2,688               (542)             1,320             (1,909)
Goodwill amortization and
associated acquisition costs                (13,969)                 -            (13,969)                 -
                                       ------------------ ----------------  ------------------ ------------------
Total operating income (loss)             $ (13,267)        $       14        $   (14,394)       $      (208)
                                       ================== ================  ================== ==================

Identifiable assets:
Thin film coated glass                    $   3,618         $    5,785        $     3,618        $     5,785
Thin film coating equipment                   4,209              1,328              4,209              1,328
Corporate and other                             445                606                445                606
                                       ------------------ ----------------  ------------------ ------------------
Total identifiable assets                 $   8,272         $    7,719        $     8,272        $     7,719
                                       ================== ================  ================== ==================

(8) INVESTMENT IN AND TRANSACTIONS WITH JOINT VENTURE

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

     Management believes all of its transactions with the Joint Venture are at "arms length," and all transactions are transacted in U.S. dollars. During the quarter ended March 31, 2001, the Company purchased coated glass totaling $272,000 from the Joint Venture, compared to $4.6 million for the quarter ended April 1, 2000. At March 31, 2001, and July 1, 2000, the amount of coated glass purchased from the Joint Venture remaining in inventory was $1.4 million and $1.2 million, respectively. The Company accrued royalties receivable totaling $29,000 for the quarter ended March 31, 2001, and $49,000 for the quarter ended April 1, 2000. As of March 31, 2001, the Company was the Guarantor on the Joint Venture debt of approximately $2.5 million. Also, during the first quarter of fiscal 2001, the Company sold refurbished equipment in the amount of $4.7 million to the Joint Venture for use in the process of thin film coating of glass.

     Summarized Joint Venture income information for the three months ended and nine months ended March 31, 2001, and for comparative Balance Sheets for March 31, 2001 and July 1, 2000 is presented in US dollars below (in thousands):

                                               Three Months Ended                          Nine Months Ended
                                               ------------------                          -----------------
                                       March 31, 2001        April 1, 2000       March 31, 2001        April 1, 2000
                                       --------------        -------------       --------------        -------------
STEC
Operating revenues                      $  6,611               $  5,837            $  27,662             $  17,300
Net income (loss)                          1,662                  1,482                7,716                 2,883
                                           =====                  =====                =====                 =====

AFCO's equity in earnings:
Equity in earnings of STEC              $  1,041               $    691            $   3,973             $   1,392
                                           =====                    ===                =====                 =====


Summarized balance sheet information for STEC as of March 31, 2001 and July 1, 2000 is presented below (in thousands):

                                               March 31, 2001         July 1, 2000
                                           --------------------- -----------------------
Assets:
Current assets                               $    10,531               $   9,956
Property, plant and equipment                     19,301                   9,921
                                           --------------------- -----------------------
                                                  29,832                  19,877
                                           ===================== =======================

Capitalization and Liabilities:
Current liabilities                                7,843                   5,397
Long-term debt                                     2,535                   2,800
Common shareholders' equity                       19,454                  11,680
                                           --------------------- -----------------------
                                             $    29,832               $  19,877
                                           ===================== =======================

(9) PENSION PLAN

     LAC maintains a noncontributory defined benefit pension plan covering substantially all employees of LAC. Benefits are based primarily on compensation during a specified period before retirement of specified amount for each year of service.

     The defined benefit pension plan is not funded as of March 31, 2001. The assumed pension liability of approximately $6.9 million is reflected in the accompanying consolidated balance sheet as of March 31, 2001, and is subject to adjustment based upon an assessment of the actuarial value of the obligation.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see the Company's Registration Statement on Form S-1 (Registration No. 333-95389) and the section "Risk Factors" in that Registration Statement. When used herein, the terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

Overview

     We are a leading provider of thin film deposition equipment to the Flat Panel Display ("FPD") industry, the Architectural and Automotive Glass industry, the Web Packaging industry and are pursuing the market for coatings on PET bottles. Our high volume, large area deposition systems are used by our customers to deposit thin films that enhance the material properties of the base substrate. These thin films provide electronic, reflective, filter, barrier and other properties that become critical elements of the composition of our customer's products.

     Additionally, we sell coated glass substrates to the FPD industry. These products are used by our customers as a component in the manufacturing of black and white liquid crystal displays ("LCD").

     Since our inception in 1976 we have manufactured our own deposition equipment for use in our coated glass production process. In 1996 when high end flat panel technologies demanded that LCD manufacturers process their own glass substrates in their factory, we expanded our product offering to include our deposition equipment. Since that time we began investing in the commercialization of our thin film deposition equipment and coating processes for the high end of the LCD market. The recent growth in the equipment side of our business has been enhanced by an acquisition of our largest competitor at the end of calendar 2000.

     On December 31, 2000, we acquired the Large Area Coatings division (LAC) of Unaxis. The LAC division is now operating as a wholly owned subsidiary of Applied Films Corporation with manufacturing in Alzenau, Germany and various sales and service offices around the world. The LAC division, which is now operating as Applied Films Germany, designs, manufactures and sells large area coating equipment in four product areas with global markets. The principal LAC product areas are display, architectural and automotive glass, and web coaters. We are also pursuing the market for coatings on PET bottles for soft drinks and other beverage markets.

     The addition of the operations associated with Applied Films Germany are 100% equipment based significantly increasing the equipment revenue, customer and employee base of Applied Films.

     The acquisition of the LAC business substantially changed the amount and nature of our revenues. The majority of our revenues are now derived from the sale of thin film coating equipment to manufacturers serving the display, architectural glass and packaging markets. The equipment we sell to the display industry is sold to manufacturers of Flat Panel Displays ("FPD") with various end markets such as Active Matrix LCDs ("AMLCD") used in the production of laptop and desktop monitors and the Plasma Display Panels ("PDP" ) for hang on the wall televisions, as well as other emerging FPD technologies. The equipment we sell to the architectural glass industry is sold to manufacturers of large glass panels used in the construction of commercial buildings, skyscrapers, and automobiles, as well as to the solar industry for the generation of power using light from the sun or other sources. The equipment we sell to the web packaging industry is sold to manufacturers of rolled films for the packaging industry. These films are usually either plastic, or thin foil requiring a thin film layer application to enhance the barrier properties of the final package addressing product freshness or shelf life if it is a perishable food packaging application. Other uses for this equipment platform include decorative packaging where a thin film layer enhances the color or the texture of the package and touch panels where a conductive thin film layer is applied. The equipment we are developing and marketing to the bottling industry applies an exterior barrier coating designed to enhance the shelf life for beverages packaged in plastic ("PET") bottles. This high-speed deposition equipment reduces the permeability of the bottle preventing the carbonation from escaping or contaminating gases from entering the bottle.

     Revenues for thin film coating equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. The lead-time for completion of the thin film coating equipment is generally nine to twelve months. To date, we have primarily priced our thin film coating equipment in U.S. dollars and German marks. Coating equipment backlog increased substantially as a result of the acquisition to $93.7 million at the end of the third quarter of fiscal 2001 versus $8.8 million at fiscal year end 2000 and $9.2 million as of the end of the third quarter of fiscal 2000.

     Sales of thin film coated glass to manufacturers of (LCDs) comprise the balance of our revenues. Most of our LCD manufacturing customers are located in Asia. In June of 1998, we formed a 50/50 joint venture in China with Nippon Sheet Glass Co. ("NSG"), to process, sell and export certain types of thin film coated glass.

     For the first nine months of fiscal 2001, 68% of our revenues were generated from exports to customers outside of our manufacturing centers in the United States and Europe, compared to 90% for the first nine months of fiscal 2000.

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

     We sell most of our glass and equipment products to customers in the local currency of manufacture, for Longmont in U.S. dollars, for Alzenau in German marks, except for sales to certain Japanese customers which are denominated in Japanese yen. Gross sales in Japanese yen were approximately $12.7 million for fiscal 2000, and $6.6 million for the first nine months of fiscal 2001. Currently, we do not engage in international currency hedging transactions to mitigate our foreign exchange exposure. However, we do purchase raw glass from certain Japanese suppliers in transactions denominated in yen, which partially offsets foreign currency risks on thin film coated glass sales. Our purchases of raw material denominated in Japanese yen were approximately $2.4 million in fiscal 2000 and $3.9 million for the first nine months of fiscal 2001. As of March 31, 2001, accounts receivable denominated in Japanese yen were approximately $2.2 million or approximately 12% of total accounts receivable. As of March 31, 2001, accounts payable denominated in yen were approximately $1.4 million or 12% of total accounts payable. We are generally paid by customers for Japanese yen denominated sales within approximately 15 to 45 days following the date of sale.

     As of March 31, 2001, our outstanding bank debt was approximately $9.0 million on our line of credit, compared to $0 at the end of fiscal 2000. This level of borrowings, together with our $2.5 million debt guarantees with our joint venture, represents the full use of this credit facility.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2001 Compared With Three Months Ended April 1, 2000

     We completed the acquisition of the LAC business on December 31, 2000. Accordingly, the third quarter of fiscal 2001 is not readily comparable to the third quarter of fiscal 2000.

     Net Revenues. Net revenues increased 282% to $45.0 million in the third quarter of fiscal 2001 from $11.8 million in the third quarter of fiscal 2000. The increase reflected the increase in equipment revenues from the acquisition. Equipment revenues rose to 88% of revenues increasing approximately 2,600% to $39.6 million for the third quarter of fiscal 2001 compared to $1.5 million the third quarter of fiscal 2000. Net sales for thin film coated glass decreased approximately 48% to $5.3 million for the third quarter of fiscal 2001 compared to $10.2 million the third quarter of fiscal 2000. The decrease in coated glass revenues was the result of lower production capacity in Longmont due to the sale of a refurbished coating system to our Joint Venture earlier this fiscal year as well as a lower demand for black and white STN displays used primarily in cellular phones.

     Gross Profit. Gross profit increased 560% to $9.7 million in the third quarter of fiscal 2001 from $1.5 million in the third quarter of fiscal 2000. As a percentage of net sales, gross profit margins were 22% in the third quarter of fiscal 2001 compared with 12% in the third quarter of fiscal 2000. Gross profit margins for the third quarter of fiscal 2001 were positively affected by the increase in equipment revenues.

     Selling, General and Administrative. Selling, general and administrative expenses increased 490% to $6.4 million in the third quarter of fiscal 2001 from $1.1 million in the third quarter of fiscal 2000 due primarily to the addition of people and overhead as a result of the acquisition. As a percentage of net sales, selling, general and administrative costs were 14% for the third quarter of fiscal 2001 compared to 9% for the third quarter of fiscal 2000.

     Research and Development. Research and development expenses rose 630% to $2.6 million in the third quarter of fiscal 2001 from $360,000 in the third quarter of fiscal 2000. As a percentage of net sales, research and development expenses were 6% third quarter of fiscal 2001 compared to 3% for the third quarter of fiscal 2000. This increase was due to the addition of the research and development team associated with the acquisition which significantly added to our technical staff and our technical capabilities with additional test and measurement equipment.

     Amortization of Goodwill and Other Intangible Assets and Acquisition Costs. Amortization of goodwill, intangible assets and acquisition costs were $14.0 million for the third fiscal quarter ended March 31, 2001. This consists of $11.5 million non-recurring pre-tax charge for the write off of acquired in-process research and development and a $2.5 million for amortization of goodwill, and intangible assets and acquisition costs.

     Interest Income (Expense). Interest expense was $(90,000) in the third quarter of fiscal 2001 compared to interest income of $32,000 in the third quarter of fiscal 2000. We were fully drawn on our line of credit for the third quarter of fiscal 2001 in contrast to the third quarter of fiscal 2000, during which our bank debt was reduced to zero using the proceeds from the secondary offering completed in March of 2000.

     Other Income (Expense). Other income was approximately $108,000 for the third quarter of fiscal 2001 compared to income of $125,000 during the third quarter of fiscal 2000. The decrease in income is due to the accrued royalty income from the Joint Venture during the third quarter of fiscal 2000, compared with a loss on foreign currency exchange for the same period last year.

     Equity  Earnings  in  Affiliate.  Equity  earnings in  affiliate  were $1.0 million for the third quarter of fiscal 2001 compared with $697,000 for the third quarter of fiscal 2000. However, the third quarter of fiscal 2001 represented a $600,000 decrease from the $1.6 million in equity earnings in affiliate for the second quarter of fiscal 2001. This was caused by a reduction in demand for STN glass which is used in black and white cell phone displays due to a reduction in cellular phone demand. As a percent of revenues, equity earnings was 2% for the third quarter compared to 6% for the third quarter of fiscal 2000. This drop in percentage was attributed to the growth in revenues from the acquisition.

     Income Tax Benefit (Provision). We recorded an income tax benefit of $5.4 million in the third quarter of fiscal 2001 compared to a provision of $(61,000) in the third quarter of 2000. The effective tax rate was 44% of pretax earnings during the third quarter of fiscal 2001, and was 35% during the third quarter of fiscal 2000. The benefit for the third quarter of fiscal 2001 was the result of recording an $11.5 million write off of acquired in-process R&D at our German subsidiary for book purposes, which is not immediately deductible for tax purposes.

     Nine Months Ended March 31, 2001 Compared With Nine Months Ended April 1, 2000

     Net Revenues. Net revenues increased 162% to $72.2 million in the first nine months of fiscal 2001 from $27.5 million in the first nine months of fiscal 2000. This increase reflects the revenue from equipment sales of the acquired LAC business. Net sales for thin film coated glass decreased approximately 12% to $22.5 million for the first nine months of fiscal 2001 compared to $25.5 million for the first nine months of fiscal 2000. The decrease in coated glass revenues was the result of lower sale of a refurbished coating system to our Joint Venture earlier this fiscal year as well as a lower demand for black and white STN displays used primarily in cellular phones. Equipment revenues increased approximately 2,500% to $49.7 million in the first nine months of fiscal 2001 compared to $1.9 million for the first nine months of fiscal 2000.

     Gross Profit. Gross profit increased 249% to $12.7 million in the first nine months of fiscal 2001 compared to $3.6 million in the first nine months of fiscal 2000. As a percentage of net sales, gross profit margins were 18% in the first nine months of fiscal 2001 compared with 13% in the first nine months of fiscal 2000. Gross profit margins for thin film coated glass for the first nine months of fiscal 2001 were negatively affected by the decreasing sales of STN coated glass. Gross profit margins for coating equipment for the first nine months of fiscal 2000 were favorably affected by the margins on the revenues acquired upon the purchase of Applied Films Germany and the sale of spare parts.

     Selling, General and Administrative. Selling, general and administrative expenses increased 240% to $9.6 million for the first nine months of fiscal 2001 from $2.8 million in the first nine months of fiscal 2000 due primarily to the additional people and overhead associated with the acquired business. As a percentage of net sales, selling, general and administrative costs were 13% for the first nine months of fiscal 2000 compared to 10% for the first nine months of fiscal 2000.

     Research and Development. Research and development expenses rose 245% to $3.5 million for the first nine months of fiscal 2001 from $1.0 million in the first nine months of fiscal 2000. This increase was due to the additional research and development staff that we gained as a part of the acquisition. As a percentage of net revenues, research and development expenses were 5% in the first nine months of fiscal 2001 and 4% in the first nine months of fiscal 2000.

     Amortization of Goodwill and Other Intangible Assets and Acquisition Costs. Amortization of goodwill, intangible assets and acquisition costs were $14.0 million for the third fiscal quarter ended March 31, 2001. This consists of $11.5 million non-recurring pre-tax charge for the write off of acquired in-process research and development and a $2.5 million for amortization of goodwill, and intangible assets and acquisition costs.

     Interest Income (Expense). Interest income increased to $1.1 million for the first nine months of fiscal 2001 compared to interest expense of $200,000 in the first nine months of fiscal 2000. Average debt levels were lower over the first nine months of fiscal 2001 compared to debt that eventually reduced to zero during the first nine months of fiscal 2000 due to the proceeds from the secondary offering. The interest income stream changed to interest expense in the third quarter of fiscal 2001 due to the borrowings against our line of credit that funded a portion of the proceeds used in the acquisition.

     Other Income (Expense). Other income was approximately $447,000 for the first nine months of fiscal 2001 due primarily to a gain on foreign currency exchange and royalty income from the Joint Venture. This compares to a $312,000 expense for the same period in the prior year.

     Equity Earnings in Affiliate. Equity earnings in affiliate increased 162% to $4.0 million for the first nine months of fiscal 2001 compared with $1.5 million for the first nine months of fiscal 2000. As a percent of sales, equity earnings was 5.5% for the nine months ended March 31, 2001 compared to 5.5% for the nine months ended April 1, 2001.

     Income Tax Benefit (Provision). We had an income tax benefit of $5.7 million in the first nine months of fiscal 2001 compared to a benefit of $244,000 in the first nine months of fiscal 2000. The effective tax rate was 44% for the first nine months of fiscal 2001. The effective rate was higher this quarter due to the concentration of the tax accrual for Germany caused by the write off of acquired in-process R&D of $11.5 million. For book purposes that is not immediately deductible for tax purposes.

     During fiscal year 2000, we determined that the earnings from the Joint Venture would not be distributed to us for the foreseeable future; therefore, a provision for U.S. income taxes need not be provided on the earnings from the Joint Venture.

     Cumulative effect of change in accounting principle. During the first six months of fiscal 2000 we wrote off organizational costs associated with our Joint Venture totaling $50,000 net of taxes, to account for the adoption of SOP 98-5, which requires that historically deferred start-up and organization costs be written off.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock, a private offering of Series A Convertible Preferred Stock, and with borrowings. Cash provided by operating activities for the first nine months of fiscal 2001 was $17.3 million compared to $2.6 million for the corresponding period in fiscal 2000 due primarily to, changes in accounts payables and accrued expenses, billings in excess of revenues and depreciation expense, offset partially by an increase in equity earnings, accounts receivable and a decrease in prepaid and other. As of March 31, 2001, we had cash and cash equivalents and marketable securities of approximately $26.0 million and working capital of $22.2 million. As of March 31, 2001, accounts receivable were approximately $19.1 million.

     On October 18, 2000, we entered into a Share Purchase and Exchange Agreement agreeing to purchase the LAC business and the acquisition was completed on December 31, 2000. The purchase price was $60.0 million in cash and 673,353 shares of our common stock, subject to certain post-closing adjustments based upon a final closing balance sheet for LAC business. At the December 31, 2000 closing, we paid Unaxis $50.0 million in cash and delivered the 673,353 shares of our common stock. In addition, we have paid $8.0 million into an escrow account pending resolution of the final closing balance sheet for the LAC business.

     We used a majority of our cash at December 30, 2000, to complete the acquisition of the LAC business, substantially reducing our cash and liquidity. In addition, the acquired LAC business includes operations and work in process which will increase the amount of working capital we need to conduct our business in future periods.

     Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of March 31, 2001, we were fully drawn on our credit facility compared with $0 outstanding on July 1, 2000. Approximately $2.5 million of this facility is pledged to guarantee the debt at our Joint Venture.

     Cash used by investing activities for the first nine months of fiscal 2001 was $50.5 million compared to $357,000 for the first nine months of fiscal 2000. Capital expenditures for the nine months ended March 31, 2001, were approximately $913,000, compared to $357,000 for the nine months ended April 1, 2000. We anticipate capital expenditures of approximately $1 million in the remainder of fiscal 2001.

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

FOREIGN EXCHANGE EXPOSURE

     We are exposed to foreign exchange risk associated with its accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At March 31, 2001, we had approximately $2.2 million of its accounts receivable and $1.4 million of its accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $8,000 net impact on pre-tax income based on the quarter end foreign currency denominated accounts receivable and accounts payable balances.

     Notwithstanding the above, actual changes in interest rates and foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

     We are exposed to changes in interest rates and foreign currency exchange primarily in our cash, foreign currency transactions and operating results of our foreign affiliates.

     International manufacturing operations are primarily based in Germany and constitute a significant portion of our revenues and identifiable assets. A predominant portion of these identifiable assets is based in German marks. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures.

     Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from certain of our affiliates could have adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations.

     Effective January 1, 1999, eleven of fifteen member countries of the European Union established permanent rates of exchange between the members' national currency and a new common currency, the "euro." In this first phase, the euro is available for non-cash transactions in the monetary, capital, foreign exchange and interbank markets. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions until the euro currency is issued in January 2002 and the participating members' national currency is withdrawn by July 2002. Our European operations are located in Germany which is participating in this monetary union.

     We anticipate benefiting from the introduction of the euro through a reduction of foreign currency exposure and administration costs on transactions within Europe. We have commenced conversion of our European operations from marks to the euro. The change in functional currency is proceeding as planned and is expected to be completed by the end of calendar 2001.

     Any costs associated with the introduction of the euro will be expensed as incurred. We do not believe that the introduction of the euro will have a material impact on our results of operations or financial position.

                           PART II. OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     Effective December 31, 2000, the company issued 673,353 shares of its common stock to Balzers Process Systems GmbH as partial consideration for the purchase by the company of the LAC division. The offering was exempt from registration pursuant to Section 4(2) of the Act.

     Effective January 16, 2000, the company issued 1,000 shares of its Series A convertible preferred stock to certain investors for a purchase price of $10,000,000. The offering was exempt from registration pursuant to Section 4(2) of the Act.

     The Series A convertible preferred stock is convertible into our common stock at a conversion price of $19.75 per share, subject to certain adjustments. We also issued to the purchasers of Series A preferred stock and their adviser warrants to purchase 75,949 shares of our common stock with a warrant exercise price of $22.33 per share, subject to certain adjustments.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 14, 2001, we held a special shareholders meeting. At the special shareholders meeting the shareholders voted to amend our Articles of Incorporation to increase the number of shares of authorized common stock from 10,000,000 shares to 40,000,000 shares. At the special shareholders meeting 3,403,517 shares voted in favor of the amendment, 1,789,377 shares voted against the amendment and there were 5,583 abstentions and broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     Exhibit                           Description
       3.1 Amended and Restated Articles of Incorporation of Applied Films Corporation are incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.

       4.2 Specimen Series A Preferred Stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.

      10.1 Amendment Agreement dated December 29, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.2 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

      10.2 Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

      10.3 Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

      10.4 Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.5 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

      10.5 Registration Rights Agreement dated December 31, 2000, between Registrant and Balzers Process Systems GmbH is incorporated by reference to Exhibit 2.6 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

      10.6 Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.

      10.7 Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated January 16, 2001.

      10.8 Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.

      10.9 Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.

      10.10 Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.

      10.11 Common Stock Warrant No. 4 dated January 16, 2001 is incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated January 16, 2001.



b. (1) We filed a Current Report on Form 8-K dated January 16, 2001, in which we disclosed in Item 5 the sale of Series A convertible preferred stock and related warrants.

   (2) We filed a Current Report on Form 8-K dated December 31, 2001, in which we disclosed in Item 2 the acquisition of the Large Area
          Coatings business from Unaxis which was subsequently amended to provide certain required financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                           APPLIED FILMS CORPORATION



Date: April 30, 2001                       /s/ Thomas T. Edman
                                           Thomas T. Edman
                                           President and Chief Executive Officer


Date: April 30, 2001                       /s/ Lawrence D. Firestone
                                           Lawrence D. Firestone
                                           Chief Financial Officer

                                  Exhibit Index

Exhibit                                 Description

3.1       Amended  and  Restated  Articles  of  Incorporation  of Applied  Films
          Corporation   are   incorporated   by  reference  to  Exhibit  3.1  of
          Registrant's Current Report on Form 8-K dated January 16, 2001.

4.2 Specimen Series A Preferred Stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.1 Amendment Agreement dated December 29, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.2 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

10.2 Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

10.3 Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

10.4 Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.5 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

10.5 Registration Rights Agreement dated December 31, 2000, between Registrant and Balzers Process Systems GmbH is incorporated by reference to Exhibit 2.6 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

10.6 Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.7 Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.8 Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.9 Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.10 Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.11 Common Stock Warrant No. 4 dated January 16, 2001 is incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated January 16, 2001.