Form 10-K/A
period 2000-07-01
APPLIED FILMS CORP
filed 2001-07-02
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ______

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $24.50 as of July 28, 2000, was $148,000,972. As of July 28, 2000, there were outstanding 6,040,856 shares of the Company's Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report.

PORTION AMENDED

The Registrant hereby amends Part IV Item 14 and the Exhibit Index as set forth herein.

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

          2.  Financial Statement Schedules.

Financial Statements for Suzhou NSG AFC Thin Films Electronics Co., Ltd., together with the report thereon of PricewaterhouseCoopers dated 16 January 2001.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.

FINANCIAL STATEMENTS
31 DECEMBER 2000 AND 1999

PricewaterhouseCoopers
                                                   Mailing Address:
                                                   12th Floor Shui On Plaza
                                                   333 Huai Hai Zhong Lu
                                                   Shanghai 200021
                                                   People's Republic of China
                                                   Telephone: +86 (21) 6386 3388
                                                   Facsimile: +86 (21) 6386 3300


                        Report of Independent Accountants



To the Board of Directors of
Suzhou NSG AFC Thin Films Electronics Co., Ltd.

In our opinion, the accompanying balance sheet and the related statements of operations of changes in owner's equity and of cash flows present fairly, in all material respects, the financial position of Suzhou NSG AFC Thin Films Electronics Co., Ltd. ("the Company") at 31 December 2000 and 1999, and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers Zhong Tian
Certified Public Accountants Co., Ltd.

16 January 2001

                 SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
                                  BALANCE SHEET
                            31 DECEMBER 2000 AND 1999
                          (Expressed in Renminbi Yuan)

ASSETS                                                         Note        2000                   1999
Current assets
   Cash and cash equivalents                                     3      16,169,378             13,829,571
   Accounts receivable
     - third parties                                                    27,776,458             18,640,320
     - related parties                                          10      42,409,704             15,991,815
   Inventories - Net                                             4      18,945,829              6,684,906
   Prepaid expenses and other receivables                               14,788,215              6,413,765
   Amount due from related parties                              10         256,869                      -
                                                                     ------------------------------------
Total current assets                                                   120,346,453             61,560,377

Fixed assets - Net                                               5     131,567,024             85,162,598
                                                                     ------------------------------------
Total assets                                                           251,913,477            146,722,975
                                                                     ------------------------------------
LIABILITIES AND OWNERS' EQUITY

   Current liabilities
      Short-term loans                                           6      31,489,920             26,043,095
      Accounts payable
       - third parties                                                   3,044,108              4,359,889
       - related parties                                        10      49,954,682             32,689,731
   Accrued expenses and other payables                                  18,378,713              6,505,704
   Amounts due to related parties                                        2,147,022              1,729,291
                                                                     ------------------------------------
   Total liabilities                                                   105,014,445             71,327,710
                                                                     ------------------------------------
   Owners' equity
     Paid-in capital                                             7     110,896,306             52,989,776
     Retained earnings                                                  36,002,726             22,405,489
                                                                     ------------------------------------
   Total owners' equity                                                146,899,032             75,395,265
                                                                     ------------------------------------
   Total liabilities and owners' equity                                251,913,477            146,722,975
                                                                     ------------------------------------

The accompanying notes are an integral part of these financial statements.

                 SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
                                  BALANCE SHEET
                            31 DECEMBER 2000 AND 1999
                          (Expressed in Renminbi Yuan)

                                                               Note       2000                   1999
Net sales                                                              291,484,694            132,232,053

Cost of products sold                                                  185,926,817             92,187,769
Selling and administrative expenses                                     23,310,727              9,115,430
Depreciation and amortization                                           10,054,553              6,305,480
Other costs and operating expenses                                           2,998                 11,313
                                                                     ------------------------------------
                                                                       219,295,095            107,619,992
                                                                     ------------------------------------
Income from operations                                                  72,189,599             24,612,061
                                                                     ------------------------------------
Other income:
     Interest income                                                        66,830                171,996
     Others                                                                853,533                     --
                                                                     ------------------------------------
                                                                           920,363                171,996
                                                                     ------------------------------------
Other expenses:
     Interest cost incurred on loans                                     1,455,174                773,475
     Others                                                                151,021              1,329,192
                                                                     ------------------------------------
                                                                         1,606,195              2,102,667
                                                                     ------------------------------------
Income before income taxes                                              71,503,767             22,681,390

Provision for taxes on income                                    9              --                     --
                                                                     ------------------------------------
Net income                                                              71,503,767             22,681,390
                                                                     ------------------------------------

The accompanying notes are an integral part of these financial statements.

                 SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
                     STATEMENT OF CHANGES IN OWNERS' EQUITY
                  FOR THE YEAR ENDED 31 DECEMBER 2000 AND 1999
                          (Expressed in Renminbi Yuan)

                                                             Paid in                Retained
                                                             Capital                Earnings              Total
Balance at 1 January 1999                                   7,948,752                 (275,901)         7,672,851

Net income                                                         --               22,681,390         22,681,390

Capital contribution                                       45,041,024                       --         45,041,024
                                                      ------------------------------------------------------------
Balance at 31 December 1999                                52,989,776               22,405,489         75,395,265
                                                      ------------------------------------------------------------
Balance at 1 January 2000                                  52,989,776               22,405,489         75,395,265

Net income                                                         --               71,503,767         71,503,767

Reinvestment of retained earnings
   as capital increase                                     57,906,530              (57,906,530)                --
                                                      ------------------------------------------------------------
Balance at 31 December 2000                               110,896,306               36,002,726        145,899,032
                                                      ------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                 SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
                             STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED 31 DECEMBER 2000 AND 1999
                          (Expressed in Renminbi Yuan)

                                                                                 2000                   1999
Cash flows from operating activities:
   Net income                                                                71,503,767             22,681,390
   Adjustments to reconcile net income to net cash
   generated from operating activities:
   Depreciation and amortization                                             10,054,553              6,305,480
   Increase in accounts receivable                                          (35,554,027)           (34,632,135)
   Increase in Inventories                                                  (12,260,923)            (6,684,906)
   Increase in prepaid expenses and other receivables                        (8,631,319)            (6,413,765)
   Decrease in accounts payable                                              15,949,170             37,049,620
   Increase in accrued expenses and other payable                            10,512,867              5,259,501
                                                                           -----------------------------------
Cash generated from operating activities                                     51,574,088             23,565,185
                                                                           -----------------------------------
Cash flows used in investing activities:
   Acquisition of fixed assets                                              (55,098,837)           (87,882,235)
                                                                           -----------------------------------
Cash flows from financing activities:
   Capital contribution                                                              --             45,041,024
   Proceeds from short-term loans                                             5,446,825             26,043,095
   Increase in amounts due to related parties                                   417,731              1,729,291
                                                                           -----------------------------------
Net cash generated from financing activities                                  5,864,556             72,613,410
                                                                           -----------------------------------
Net increase in cash and cash equivalents                                     2,339,807              8,496,360

Cash and cash equivalents at beginning of year                               13,829,571              5,333,211
                                                                           -----------------------------------
Cash and cash equivalents at end of year                                     16,169,378             13,829,571
                                                                           -----------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the year for
   interest (net of interest capitalised)                                     1,517,527                773,475
                                                                           -----------------------------------
INVESTING AND FINANCING ACTIVITIES THAT DO NOT INVOLVE
CASH RECEIPTS AND PAYMENTS

Reinvestment of retained earnings as capital increase                        57,906,530                     --
                                                                           -----------------------------------

The accompanying notes are an integral part of these financial statements.

                 SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED 31 DECEMBER 2000 AND 1999
                          (Expressed in Renminbi Yuan)

1    THE COMPANY

     Suzhou NSG AFC Thin Films Electronics Co., Ltd. ("the Company") is a wholly foreign owned enterprise established on July 10, 1998 with an operating period of 50 years. The equity owners of the Company are Nippon Sheet Glass Co., Ltd. and Applied Film Corporation who have equity interests of the Company of 50% and 50% respectively. The Company commenced its production in April 1999. The principal activities of the Company are the manufacture, process and sales of ITO coated glass for TN-type LCD (Liquid Crystal Display) and STN-type LCD, except transparent electroconductive thin film on micro color filter. The average number of employees is approximate 223 for the year ended December 31, 2000.

     As resolved in the 8th meeting of the Board of directors held on 31 October 2000, the total investment of the Company is increased from US$29.99 million to US$40.49 million and the registered capital is increased from US$13.395 million to US$18.645 million by reinvesting the retained earnings. In addition, the business scope will be changed to production and sales of ITO-coated glass substrate for TN and STN LCD (including color filter), reflective coating onto glass substrate for color STN, and providing after sales services. The aforementioned increase in total investment, increase in the registered capital and changes in business scope are pending for approval by relevant authorities.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a    Basis of Preparation

          The Company maintains its books and prepares its statutory accounts in accordance with the accounting principles and relevant financial regulations applicable to foreign investment companies in the People's Republic of China ("the PRC"). These accounting policies and bases differ in certain respects from accounting principles generally accepted in the United States of America ("US GAAP"). These financial statements incorporate adjustments made to the statutory accounts so as to conform with US GAAP.

          The principal adjustment made to the statutory financial statements of the Company in order to conform with US GAAP is as follows:

          - Adjustment to recognize the deferred pre-operating expenses as selling and administrative expenses when incurred. In accordance with the PRC accounting regulations, the pre-operating expenses are capitalized as the start-up costs and shall be amortized over 5 years commencing from the start date of commercial operations.

     b    Accounting Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     c    Foreign Currency Transactions

          Except for in the accounting for paid-in capital as described below, transactions denominated in foreign currencies are translated into Renminbi at the exchange rates stipulated by the People's Bank of China prevailing on the first day of the month in which the transactions took place. Monetary assets and liabilities expressed in foreign currencies at the balance sheet date are translated into Renminbi at the exchange rates stipulated by People's Bank of China at the balance sheet date. Exchange differences arising from these cases are included in the current results of operations.

          Contributions to paid-in capital made in foreign currencies are credited to paid-in capital at exchange rates stipulated by the People's Bank of China prevailing at the contribution dates.

     d    Inventories

          Inventories are stated at the lower of cost or market value, with cost being determined on the monthly weighted average basis.

     e    Fixed Assets

          Fixed assets are stated at cost. Assets with acquisition costs in excess of Rmb 2,000 and useful lives over two years or assets used for production purposes are capitalised. Expenditures for maintenance and repairs are charged to expenses as incurred; expenditures for betterments and major renewals are capitalised.

          Depreciation is provided under the straight-line method over the estimated useful lives of the assets. The estimated useful lives are determined based upon the service lives guideline prescribed by the government. The salvage values of fixed assets are 10% of their costs.

     e    Fixed Assets (Continued)

          The useful lives of the fixed assets are as follows:
          Building                                                      20 years
          Machinery and equipment                                       10 years
          Office equipment                                               5 years
          Other equipment                                             5-10 years
          Leasehold improvements                                        10 years

     f    Recognition of Revenue and Expenses

          Revenue  is  recognized  upon  shipment  of  products.   Expenses  are
          recognized when incurred.

     g    Income taxes

          The Company accounts for income taxes under the Balance Sheet Liability Method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statements and tax bases of assets and liabilities subject to a valuation alIowance based upon the likelihood of realization.

3    CASH

                                                 2000                      1999
         Demand accounts                      16,118,930              13,800,305
         Cash on hand                             50,448                  29,266
                                            -------------------------------------
                                              16,169,378              13,829,571
                                            -------------------------------------

4    INVENTORIES

                                                2000                       1999
         Raw materials                        7,387,784                4,167,536
         Work in process                             --                   77,664
         Finished goods                      11,558,045                2,439,706
                                           --------------------------------------
                                             18,945,829                6,684,906
                                           --------------------------------------

5    FIXED ASSETS

                                                                     2000                     1999
         Building                                                     681,020                 754,536
         Plant and machinery                                      130,929,008              86,951,843
         Office equipment                                             927,761                 378,292
         Other equipment                                              767,049                 428,021
         Leasehold improvements                                     2,956,511               2,956,511
         Construction in progress                                  11,666,833                      --
                                                                --------------------------------------
                                                                  147,928,182              91,469,203

         Less: Accumulated depreciation and amortization          (16,361,158)             (6,306,505)
                                                                --------------------------------------
                                                                  131,567,024              26,043,095

6    SHORT-TERM LOANS

                                                                      2000                     1999
         Short-term bank loans                                     31,489,920              26,043,095
                                                                 -------------------------------------

     As at 31 December 2000, 50% of the short-term loans were guaranteed by Nippon Sheet Glass Co., Ltd. by issuing an irrevocable official letter of guarantee; the remaining 50% of loans were guaranteed by Applied Films Corporation by issuing an irrevocable stand-by letter of credit. The related interest rate ranged from 6.14%- 7.4% per annum in 2000.

     As at 31 December 1999, the short-term loans were guaranteed by Nippon Sheet Glass, Ltd.

7    PAID-lN CAPITAL AND RETAINED EARNINGS

                                            Paid-in capital            Retained earnings            Total
         At January 1,2000                   52,989,776                   22,405,489              73,395,265

         Net profit                                   -                   71,503,767              71,503,767
         Capital Increase                    57,906,530                  (67,906,530)                      -
                                           -------------------------------------------------------------------
         At December 31, 2000               110,896,306                   36,002,726             146,899,032
                                           -------------------------------------------------------------------

     As approved by the related authorities, Rmb57,906,530 of retained earnings has been reinvested as capital increase.

     In accordance with the Provision of the People's Republic of China on Administration of Financial Affairs Enterprises with Foreign Investment and the Income Tax Law of Foreign Enterprises, the retained earnings as of December 31, 2000 and 1999 were approximately Rmb29,660,000 and Rmb21,511,500, respectively, for local statutory purposes.

8    PENSION SCHEME

     The Company is required to participate in a Suzhou Municipal government pension scheme whereby it shall contribute to a government-managed pension fund at the rate of 20% of the monthly gross wages of existing national employees. Under the scheme, retirement benefits of Existing and future retired employees are provided by the government-managed fund and the Company has no further obligation beyond the monthly contributions.


9    PROV1SIDN FOR TAXES ON INCOME

     In computing the enterprise income taxes, the Company is subject to the law of Income Tax for Enterprises with Foreign Investment and Foreign Enterprises of the peep's Republic of China ("the income Tax Law"). The prevailing tax rate Is 15% of taxable income.

     Being a manufacturing enterprise with foreign lnvestment, the Company Is entitled to a two year tax holiday commencing from the first profit-making year for the three years followlng the tax holiday, the Company's Income is to be taxed at 50% of enacted rate. Losses incurred by the Company may be carried forward for five years with no carrybacks. The first profit-making year is the first year in which the Company generates taxable lncome after taking into account the loss carryforward.

     The Company's first profit making year is 1999. No corporate or Iocal income lax has been provided for the year as the Company was In the tax exemption period.

10   RELATED PARTY RELATIONSHlPS AND TRANSACTIONS


Names and relationships of related parties are summarized a follows:

         Names of related party                 Relationship with the Company

   Applied Film Corporation ("AFC")           One of the Company's equity owners

   Nippon Sheet Glass Co., Ltd. (:NSG")       One of the Company's equity owners

   Suzhou NZSG Electrics Co., Ltd. ("SNSG")   Affiliated company

   Nippon Sheet Glass Purchase and Supply     Affiliated company
   Co., Ltd. ("NSGPS")

   NSG Engineering Co., Ltd.                  Affiliated company
   ("NSG Engineering")

     Significant transactions with related parties are summarized as follows:

     a.   Sales

                                                                 2000                           1999
     SNSG                                                      2,877,918                              -
     AFC                                                      97,777,858                     24,542,851
     NSG                                                      68,548,230                     39,928,206
                                                          ----------------------------------------------
                                                             169,204,006                     64,471,057
                                                          ----------------------------------------------

     Sales to the related parties represented 58.05% and 49.82 of the Company's total sales in 2000 and 1999, respectively.

     b.   Purchases

                                                               2000                           1999
     SNSG                                                   143,935,601                     64,156,930
     AFC                                                      5,675,383                      3,100,516
     NSG                                                        108,578                      1,896,911
     NSGPS                                                   11,733,606                      7,748,406
     NSG Engineering                                                  -                          4,209
                                                          ---------------------------------------------
                                                            161,453,168                     76,906,972
                                                          ---------------------------------------------

     Purchased from the related parties represented 92.5% and 87.83 of the Company's total purchases in 2000 and 1999, respectively.

     c.   Acquisition of fixed assets

                                                               2000                           1999
     AFC                                                     39,290,014                    40,013,476
     NSGPS                                                      803,685                             -
     SNSG                                                             -                    40,329,393
                                                          --------------------------------------------
                                                             40,093,699                    80,432,869
                                                          --------------------------------------------

     d.   Accounts Receivable


                                                               2000                           1999
     SNSG                                                     1,410,842                       15,995
     AFC                                                     18,583,412                    3,520,494
     NSG                                                     22,415,450                   12,455,326
                                                          -------------------------------------------
                                                             42,409,704                   15,991,815
                                                          -------------------------------------------

     e.   Other Receivables

                                                               2000                           1999
     SNSG                                                       84,284                              -
     AFC                                                       192,585                              -
                                                          --------------------------------------------
                                                               268,869                              -
                                                          --------------------------------------------

     f.   Accounts Payable

                                                              2000                            1999
     SNSG                                                   46,060,624                     27,235,370
     AFC                                                     2,172,914                      1,330,409
     NSG                                                             -                      1,896,811
     NSGPS                                                   1,721,144                      2,226,041
                                                          --------------------------------------------
                                                            49,954,682                     32,689,731
                                                          --------------------------------------------

     g.   Other Payables

                                                               2000                           1999
     SNSG                                                     454,600                        623,482
     AFC                                                      777,022                        535,100
     NSG                                                      774,057                        537,372
     NSGPS                                                    141,343                              -
     NSG Engineering                                                -                         33,337
                                                          -------------------------------------------
                                                            2,147,022                      1,729,291
                                                          -------------------------------------------

     h.   Royalty

     According to the know-how license agreements entered into with NSG and AFC, the Company shall pay a royalty of 1.05% of net sales each to NSG and AFC. As of 31 December, 2000, Rmb5,077,872 of such royalty were accordingly accrued for 2000.

     i.   Guarantee

     As of December 31, 2000, 50% of the short-term loans of Rmb31,489,920 were guaranteed by Nippon Sheet Glass Co., Ltd. By issuing an irrevoable official letter of guarantee; the remaining 50% of the aforementioned loans were guaranteed by Applied Films Corporation by issuing an irrevoable stand-by letter of credit.

     j.   Lease commitment

     The Company has entered into a lease agreement with NSG for using a factory building. The future rental payment under the agreement is approximately Rmb 2,381,000 each year.

11   COMMITMENTS

     Capital  expenditure   contracted  but  not  recognized  in  the  financial
     statements is as follows:

                                                                         2000                           1999
                                                                          US$                            US$
Property, plant and equipment                                          2,158,430                      6,570,000
                                                                     ------------------------------------------

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     APPLIED FILMS CORPORATION

                                     By:      /s/ Thomas T. Edman
                                              Thomas T. Edman, President
                                              June 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Form 10-K Annual Report has been signed by the following persons in the capacities indicated on June 29, 2001.

            Signatures                                    Title

                                          President, Chief Executive Officer and
       /s/ Thomas T. Edman                Director (principal executive officer)
           Thomas T. Edman

                                          Chief Financial Officer and  Treasurer
    /s/ Lawrence D. Firestone             (principal  accounting  and  financial
        Lawrence D. Firestone             officer)

       /s/ John S. Chapin*                Director
           John S. Chapin

     /s/ Cecil Van Alsburg*               Director
         Cecil Van Alsburg

       /s/ Chad D. Quist*                 Director
           Chad D. Quist

    /s/ Vincent Sollitto, Jr.*            Director
        Vincent Sollitto, Jr.

      /s/ Richard P. Beck*                Director
          Richard P. Beck

    ___________________________           Director
           Aitor Galdos


* By:  /s/ Lawrence D. Firestone
           Lawrence D. Firestone
           Attorney-in-Fact for each of the
           above-named directors

EXHIBIT INDEX


Exhibit No.    Description

    3.1        Amended and Restated  Articles of  Incorporation of Applied Films
               Corporation  are  incorporated  by  reference  to Exhibit  3.1 of
               Registrant's Registration Statement on Form S-1, as amended (Reg.
               No. 333-35331).
    3.2        Amended and  Restated  Bylaws of Applied  Films  Corporation  are
               incorporated   by  reference  to  Exhibit  3.2  of   Registrant's
               Registration   Statement  on  Form  S-1,  as  amended  (Reg.  No.
               333-35331).
    4.1        Specimen common stock certificate is incorporated by reference to
               Exhibit 4.1 of Registrant's  Registration  Statement on Form S-1,
               as amended (Reg. No. 333-35331).
   10.1        1993 Stock Option Plan is  incorporated by reference to Exhibit 4 of  Registrant's  Registration  Statement  on Form S-8 (Reg.  No.
               333-51175).
   10.2        1997 Stock Option Plan, as amended,  is incorporated by reference to Exhibit 10.2 of  Registrant's  Registration  Statement on Form
               S-1, as amended (Reg. No.  333-35331) and by reference to Exhibit
               4.2 of Registrant's  Registration Statement on Form S-8 (Reg. No.
               333-38426.)
   10.3        Employee  Stock  Purchase  Plan is  incorporated  by reference to
               Exhibit 10.3 of Registrant's  Registration Statement on Form S-1,
               as amended (Reg. No. 333-35331).
   10.4        Form of Indemnity  Agreement  between  Registrant and each of its
               Directors and Executive  Officers is incorporated by reference to
               Exhibit 10.4 of Registrant's  Registration Statement on Form S-1,
               as amended (Reg. No. 333-35331).
   10.5        Lease  Agreement  dated  January  30,  1998,  between  9586  East
               Frontage  Road,   Longmont,   CO  80504  LLC  and  Registrant  is
               incorporated   by  reference  to  Exhibit  10.9  of  Registrant's
               Quarterly  Report  on Form  10-Q  for the  fiscal  quarter  ended
               December 27, 1997.
   10.6        Agreement,  dated as of November 18, 1997,  between  Nippon Sheet
               Glass Co.,  Ltd.,  NSG Fine Glass Co.,  Ltd.  and  Registrant  is
               incorporated by reference to Exhibit 10.8 of Registrant's  Annual
               Report on Form 10-K for the fiscal year ended June 27, 1998.
   10.7        Amended and Restated Credit Agreement,  dated as of September 17,
               1999,  between  Registrant and Bank One, Michigan is incorporated by  reference to Exhibit 10.7 of  Registrant's  Annual  Report on
               Form 10-K for the fiscal year ended July 3, 1999.
   10.8        Security  Agreement dated June 30, 1994,  between  Registrant and
               Bank  One,  Michigan,  formerly  NBD  Bank,  is  incorporated  by reference to Exhibit 10.5 of Registrant's  Registration Statement
               on Form S-1, as amended (Reg. 333-35331).
   10.9        Outside  Director Stock Option Plan is  incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8
               (Reg. No. 333-95367).
   11.1*       Statement re: computation of per share earnings.
   21.1        Subsidiary  of  Applied  Films  Corporation  is  incorporated  by reference to Exhibit 21 of Registrantss.s  Registration Statement
               on Form S-1, as amended (Reg. No. 333-35331).
   23.1        Consent of Arthur Andersen LLP.
   23.2        Consent of PriceWaterhouseCoopers.
   24.1*       Power of Attorney  (included on the signature page to the Applied
               Films Corporation Form 10-K for the year ended July 1, 2000.
   27.1*       Financial Data Schedule (EDGAR filing only).

*  Previously filed.

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


                                               /s/      ARTHUR ANDERSEN LLP

Denver, Colorado
June 27, 2001

                                  EXHIBIT 23.2
PRICEWATERHOUSECOOPERS
                                               PricewaterhouseCoopers Zhong Tian
                                          Certified Public Accountants Co., Ltd.
                                                                Mailing address:
                                                       12th Floor, Shui On Plaza
                                                           333 Huai Hai Zhong Lu
                                                                Shanghai  200021
                                                      People's Republic of China
                                                    Telephone +86 (21) 6386-3388
                                                    Facsimile +86 (21) 6386 3300
16 May 2001

                       CONSENT OF INDEPENDENT ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference in the Registration Statements of Applied Films Corporation of our report dated 06 January 2001 relating to the financial statements of Suzhou NSG AFC Thin Films Electronics Co., Ltd. for the year ended 31 December 2000 and 1999, which appears in the Annual Report to the Shareholders on Form 10-K.

PricewaterhouseCoopers Zhong Tian
Certified Public Accounts Co., Ltd.