Form 10-K
period 2001-06-30
APPLIED FILMS CORP
filed 2001-08-17
CIK 1040660

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________
                          Commission file number 23103

                            APPLIED FILMS CORPORATION
             (Exact name of registrant as specified in its charter)

                   COLORADO                               84-1311581
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)



                   9586 I-25 Frontage Road, Longmont CO 80504
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 774-3200

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act

                   Common Stock, no par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the total outstanding common stock of the Registrant, based on a per share price of $21.00 as of June 29, 2001, was $143,486,721. As of June 29, 2001, there were outstanding 6,832,701 shares of the Company's Common Stock (no par value). The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $21.00 as of June 29, 2001, was $112,699,692.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report.

                                     PART I

ITEM 1:  Business

     The following discussion contains trend information and other forward-looking statements (including statements regarding future operating results, future capital expenditures, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. Our actual results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and the section entitled "Risk Factors." All period references are to our fiscal periods ended June 30, 2001, July 1, 2000, or July 3, 1999, unless otherwise indicated.

ITEM 1(a):  General Development of Business

General

     We are a leading provider of thin film deposition equipment to the Flat Panel Display ("FPD") industry, the Architectural, Automotive and Solar Glass industry, the Web Packaging industry and are pursuing the market for coatings on PET (polyethylene terephthalate) bottles. Our high volume, large area deposition systems are used by our customers to deposit thin films that enhance the material properties of the base substrate. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that become critical elements of the composition of our customers' products.

     Additionally, we sell coated glass substrates to the FPD industry. These products are used by our customers as a component in the manufacturing of black and white liquid crystal displays ("LCD").

     Since our inception in 1976, we have manufactured our own deposition equipment for use in our coated glass production process. In 1996, when high end flat panel technologies demanded that LCD manufacturers process their own glass substrates in their factory, we expanded our product offering to include our deposition equipment. Since that time, we began investing in the commercialization of our thin film deposition equipment and coating processes for the high end of the LCD market. The recent growth in the equipment side of our business has been enhanced by an acquisition of our largest competitor at the end of calendar 2000.

     On December 31, 2000, we acquired the Large Area Coatings division ("LAC") of Unaxis. The LAC division is now operating as Applied Films Germany, a wholly-owned subsidiary of Applied Films Corporation with manufacturing in Alzenau, Germany and sales and service offices in Asia, Europe and the United States. Applied Films Germany designs, manufactures and sells large area coating equipment in four product areas with global markets. The principal Applied Films Germany product areas are display, architectural glass, automotive glass, solar and web coaters. We are also pursuing the market for coatings on PET bottles for soft drinks and other beverage markets.

Industry Background

     Flat Panel Displays. FPDs are found in a wide variety of consumer and industrial products, including cellular telephones, personal digital assistants, calculators, laptop computers, pagers, scientific instruments, televisions, portable video games, gasoline pumps, automotive instruments, point-of-sale terminals and a number of other electronic devices. According to DisplaySearch, the FPD market is expected to grow from approximately $11.8 billion in 1998 to approximately $80 billion by 2007, an annual growth rate in excess of 27.0%. Growth in the FPD industry is being driven by a number of market and technological forces, including:

     -    the strong growth in wireless and portable communication devices;

     - increased consumer demand for displayed information, driven largely by the accessibility of information and entertainment on the Internet;

     - technical characteristics of FPDs that make them ideally suited for portable display applications, including thin profile, low weight, high resolution and lower power consumption; and

     - the emergence of larger high resolution displays such as active matrix LCDs and plasma displays as attractive and viable alternatives to CRTs.

     We address two distinct markets within the FPD industry: the market for thin film coated glass and the market for thin film coating equipment. The market for our thin film coated glass is primarily comprised of manufacturers of products using black and white displays, such as those in cellular telephones, calculators, or electronic games. These manufacturers typically purchase thin film coated glass from specialized suppliers such as ourselves.

     The market for our thin film coating equipment is primarily made up of manufacturers of high information content color displays, such as high resolution liquid crystal displays ("LCD") and plasma display panels ("PDP") used in computer monitors and high definition televisions. The processes used to produce these displays involve intermediate process steps more suitably performed in-house by the display manufacturers. Consequently, these manufacturers have a need for high volume thin film coating equipment to internally apply thin film coatings in their own display fabrication facilities. To a lesser extent, the market for thin film coating equipment also includes manufacturers of lower information content displays that choose to vertically integrate and produce thin film coated glass internally.

     With shorter product development cycles and rapidly evolving technologies, manufacturers are seeking relationships with suppliers that can clearly demonstrate technical expertise in complex thin films with the ability to meet performance expectations and decrease time to market.

     Web Applications. The markets using web coated products are broad and varied and often completely independent of one another. The products manufactured  using  our web  coating  technology  are large  rolls of  flexible substrate, usually thin plastic or a thin metal foil that require a barrier, conductive or decorative layer to be utilized in an end product. The majority of the market growth is driven from two markets, consumer products and electronics. The growth engine for each of these markets is different. Growth in the consumer products market as it relates to web coaters is driven by:

     -    demand for products packaged in bags

     -    demand for decorative packaging using foils to enhance consumer appeal

     -    growth in demand for decorative packaging from developing countries.

Growth in the electronics market as it relates to web coaters is as follows:

     - demand for anti-reflective films for FPD's for the laptop and AMLCD markets

     -    demand for touch panel applications

     - demand for capacitors as the capacitor market migrates toward dry capacitors.

     Web coaters deposit a thin film that adheres to paper, plastic or foil, which creates a barrier coated substrate to enhance the product shelf life or the opportunity for decorative applications used to enhance the look of packaged food. An example would be the barrier film on a potato chip bag. In addition, films are used for certain electronic applications, including capacitors where a specialized thin film coated foil is produced and used as a key component of this new market. The acquisition of LAC introduces flexible substrates evaporative deposition and barrier coating technology to our product lineup. Our products deposit thin film layers on rolled material, both plastics and foil, as the substrate moves through our machines at high speed through a series of rollers from a source roll to a take up roll where the material exits the system.

     We offer our customers a fully integrated solution and we have the largest installed base of web coating systems with over 400 systems installed across the broad line of product offerings for this industry.

     Architectural, Automotive and Solar Glass Market. These markets are addressed by our large glass systems. The products manufactured using these systems are large glass substrates that through the use of thin films become an integral component for the performance of the end product. The majority of the market growth is driven from three markets: architectural, automotive and solar glass. Growth in these markets is driven by the following:

     -    demand for energy conservation

     -    economic expansion driving commercial and residential growth

     -    expansion in automotive demand

     -    demand for alternative energy sources.

     Glass is used in building and construction throughout the world and the manufacturers of these products are constantly challenged to improve the properties of the glass to resist environmental factors such as UV light and enhance the functionality of the building by using coated glass for heat/solar control (low-e coatings).

     Automotive glass manufacturers seek to incorporate heat/solar control properties in their glass as a means of improving the efficiency of their heating and/or air conditioning systems. The architectural and automotive glass markets are well established markets. In these markets, large glass manufacturers install thin film coating technology in their glass production process to enable them to sell a higher value added product to their customer. These markets are mature and we expect growth rates to be lower than our other markets.

     The most recent addition to this product area is equipment that addresses the solar market. Solar energy has been a mainstay in the alternative energy segment for a number of years. As energy costs rise and as demand surpasses supply, solar power becomes a viable alternative. Solar cells require a complex thin film stack and, as this market develops, we will continue to position ourselves with the thin film coating technology and equipment required to enable the commercialization of these products.

     Barrier Coatings for PET bottles. PET bottles have been used in the soft drink industry for a number of years, particularly in the United States. Outside the United States, glass bottles are widely used in all segments of the beverage industry. The beverage industry continues to experience pricing pressures and pressure to reduce costs. Glass bottles are heavy and the cost of the raw bottle as well as the costs associated with the transportation, material handling and logistics of glass bottles will, we believe, cause bottlers to increasingly use PET bottles in other parts of the world.

     According to Petrochemical Consulting International, carbonated beverage bottlers consume 44% of the worlds PET production. This consumption is expected to grow at a rate of 10% per year throughout 2007. Additionally, the beer bottling industry which currently consumes less than 0.5% of the worlds PET production is expected to grow to 4% by 2007.

     Factors driving this growth are the bottlers' desire to:

    -     reduce weight

    -     save transportation and component costs

    -     increase safety

    - produce PET bottles with materially the same barrier characteristics as a glass bottle

     PET bottles are widely accepted in many carbonated beverage markets around the world, but the latest entrance is in the beer market.

     Approximately five years ago, The Coca-Cola Company invested in the base technology for applying barrier layers to the outside of PET bottles. Coca-Cola acquired various intellectual property rights and began working with engineers at Krones AG and the LAC division to develop a high speed method for depositing barrier layers on PET bottles to improve the shelf life of the product. After several years of research and development, the LAC division developed a viable production method.

     We have agreed to make the barrier coating deposition equipment and sell it through Krones AG to Coca-Cola and other beverage companies. We jointly share rights to the technology and anticipate expansion of these products into other markets such as the beer industry.

Strategy

     Our objective is to be the leading global supplier of coating process technology and thin film deposition equipment to the markets we serve. Essential elements of our strategy include the following:

     Continue to Develop New Coating and Process Technologies for Existing and Emerging Markets. We are using our thin films expertise to address the evolving needs of our markets. For example, we pioneered the commercialization of several advanced process technologies including the application of MgO, indium tin oxide ("ITO") and chrome copper chrome ("CrCuCr") on glass. In addition, we recently developed coatings for the touch screen and microdisplay markets, and initiated sample testing of thin films for use in organic LEDs ("OLEDs"). Our coated glass operations in Longmont support these and other process development efforts as we use those capabilities in the commercialization of thin films. We pioneered silicon barrier coatings on PET bottles, and other thin film applications on flexible substrates. We hold over 200 patents and we intend to continue to develop new coating and process technologies to meet the evolving needs of our customers.

     Leverage and Extend Our Leadership By Continuing To Invest In Research and Development. We leverage our thin film technology and process capabilities to address the evolving requirements for more sophisticated, technologically advanced products and applications. We must continue to invest in research and development to ensure that we stay on the leading edge of deposition technology for our markets. We believe our technological capabilities, history of designing, developing and improving our own thin film manufacturing systems, and extensive operational experience provide us with competitive advantages in selling coated glass to FPD manufacturers and thin film coating equipment to several industries.

     Capture Market Share and Opportunities Created by Growing Demand in Our End Markets. As consumers continue to demand more sophisticated displays, FPD manufacturers are focusing on and increasing capacity to produce high resolution displays. Food packaging companies continue to focus on reducing their packaging costs through thin film development and are expanding their markets to areas where packaged products are growing rapidly. Automotive, architectural and solar glass manufacturers are challenging existing technology to reduce cost and enhance their low-e products. The conversion from glass beverage bottles to PET bottles and the ongoing issues of product freshness continue to challenge the technology in that market. We will continue to align our products and technology with our customers to ensure that we have the technology of choice, which will enable us to grow with these markets.

     Capitalize On Our Global Customer Support Network. We realize the importance of our equipment to our customers' success. We meet our customers' needs by providing in-house and on-site training, ongoing customer service, and support through all phases of development and production. Our expertise and experience as a supplier of thin film coated glass is a competitive advantage that enables us to better assist customers in installing, testing and operating the coating equipment we provide. This hands-on training and support, combined with our modular design, benefits our customers by reducing start-up times, maximizing equipment uptime and improving operational efficiencies.

ITEM 1(b):  Financial Information About Industry Segments

     We supply thin film coated glass primarily to LCD manufacturers and thin film coating equipment to several markets, which are currently considered to be two separate industry segments. For further discussion see "ITEM 8: Financial Statements and Supplementary Data -- Note 12: Segment Information".

ITEM 1(c):  Narrative Description of Business

Products

     Our thin film coating systems are used in many different applications spanning four distinct markets. We design and manufacture thin film coating equipment for our own in-house production of coated glass both in Longmont and in China. We also supply thin film coated glass primarily for LCDs used in wireless communication devices and other electronic devices.

    The following table illustrates our principal products:

Market Product Line                               Deposition Method                         General Price Range *
-------------------                               -----------------                         ---------------------
Display Systems:
     ATX-700                                      Physical Vapor Deposition                          $4-7 million
     New Aristo                                   Physical Vapor Deposition                          $4-7 million
     ZV350                                        Physical Vapor Deposition                          $2-3 million
     BTX                                          Physical Vapor Deposition                          $1-3 million
Web Coaters:
     Multiweb                                     Physical Vapor Deposition                          $4-8 million
     Top Met                                      Evaporative Deposition                             $1-3 million
     Top Beam                                     Evaporative Deposition                             $4-6 million
     Multi Met                                    Evaporative Deposition                             $1-3 million
Architectural, Automotive and Solar Coaters:
     Terra-G                                      Physical Vapor Deposition                        $10-20 million
     A-Series                                     Physical Vapor Deposition                         $7-15 million
     Solaristo                                    Physical Vapor Deposition                          $4-7 million
PET Bottle Barrier Technology:
     BestPET(TM)LG-20                             Evaporative Deposition                             $1-3 million

* The price for a particular system may be greater or less than the general price range, depending on the specific configuration and specifications.

     The following table sets forth our net revenue (net of returns and allowances) by our major product categories and industry segments for our last three fiscal years:

                                                Fiscal Year Ended
                               -----------------------------------------------------
                                 June 30, 2001    July 1, 2000      July 3, 1999
                               -----------------------------------------------------
                                                  (in thousands)
Total Thin Film Coated Glass       $    27,523      $    35,159       $    26,906
Thin Film Coating Equipment             85,192            7,133             4,617
                               -----------------------------------------------------
Total Net Sales                    $   112,715      $    42,292       $    31,523
                               =====================================================

Thin Film Coating Equipment

     Display Systems

     The ATX-700 Series. The ATX-700 is an advanced thin film coating system that provides a solution to the increasing display size and low-particulate requirements of PDPs and other FPDs. The ATX-700 features near vertical sputtering of glass substrates, a minimized footprint (half of a traditional in-line system), lower particulate levels, and reduced manual labor requirements because of robotic handling. The ATX-700 is particularly well suited for handling the large sheets of glass processed in the PDP manufacturing process. The ATX-700 is modular and can be configured to meet multiple thin film coating requirements for the high-end FPD market. The ATX-700 platform is designed to apply other critical coatings in the plasma display fabrication facility, including ITO and CrCuCr. This capability allows the display manufacturer to use a common platform in multiple locations in the manufacturing line, creating operational efficiencies.

     The New ARISTO. The recently introduced New Aristo is an advanced thin film coating system that provides a solution to the increasing display size driving larger mother glass sizes and low particulate requirements of the active matrix LCD and color STN markets. The New Aristo is designed to apply critical coatings such as low-temperature ITO and black matrix chrome for the Active Matrix LCD market to the glass substrate. The New Aristo features high throughput, low cost of ownership and the capability for double-sided coatings.

     The ZV350. The ZV series is a thin film coating system that provides a solution for pilot production LCD fabrication operations. The ZV 350 features low throughput, low particulate requirements and smaller glass sizes. The ZV350 is able to coat, on a small scale, all materials coated by the ATX-700 and New Aristo.

     The BTX Series Batch Coaters. The BTX series is a small sputtering system that consists of a single chamber designed to deposit high quality films on display glass at a very low rate. These machines are ideally suited for the color filter manufacturers supplying coated substrates to the color STN market.

Web Coating Systems

     Our web coating technology is designed to use thin films to enhance the material properties on flexible substrates used in various markets such as food packaging, decorative packaging or electronic applications such as EMI shielding, dry capacitors, and touch panel applications.

     Multiweb. Our multiweb systems use physical vapor deposition processes to apply conductive coatings primarily for touch panel applications.

     Top Met. Our Top Met Web Coater is an advanced thin film coating system that provides a solution for coating metal materials on flexible substrates. The Top Met uses thermal evaporation to deposit thin layers of aluminum in vacuum on to flexible substrates, usually film, paper or textiles in roll format.

     Top Beam. Our Top Beam Web Coater is an advanced thin film coating system that uses electron beam evaporation technology to produce transparent barrier coatings used in the food packaging industry. The Top Beam Web Coaters use high powered electron beam guns to evaporate metal or metal oxide.

     Multi Met. The Multi Met Web Coater is an advanced film coating system that uses evaporative deposition technology to deposit thin films on very thin foil at high speed in vacuum for the capacitor market. The Multi Met offers the ability to mask specific patterns on substrates.

Architectural and Automotive Coating Systems

     Architectural and Automotive Coating Equipment. Our Architectural Glass Coating technology is designed to apply low-e coatings on large glass substrates used in building glass and automotive windshields.

     Terra-G. Our Terra-G glass coater is our most advanced coating system designed for the large glass market. The Terra-G uses large planar magnetron cathodes and uniformly deposits multiple thin films across a large area at very high volume. The Terra-G can be up to 150 meters long and can deposit up to 20 different thin films on a single side during the process.

     A-Series. Our A Series glass coater is a smaller glass coating system capable of handling large substrates sizes. The A-series uses planar magnetron cathodes and deposits multiple thin film on the glass which is moving horizontally through the system. The A-Series can be up to 50 meters long.

Barrier Coating Systems

     PET Bottle Barrier Technology. Our PET Bottle barrier technology is designed to enhance the material properties on PET beverage bottles to extend the shelf life of the beverage within.

     BestPET(TM) - LG20. Our BestPET(TM) LG20 System is a leading technology for coating barrier properties including silicon oxide on plastic bottles at a rate of 20,000 bottles per hour. The coatings are deposited on the outside of the bottle using evaporation technology and the coatings are transparent. We are actively pursuing this new market.

     GMS Tester. Our GMS Tester is a leading technology for testing the Barrier Improvement Factor ("BIF") for PET bottles. These systems use gas and vacuum to test the permeability of the PET bottles produced and coated on the LG-20.

Thin Film Coated Glass

     TN Coated Glass. We are one of the world's leading producers of twisted nematic ("TN") coated glass, which is used for low resolution black and white LCDs. Our customers incorporate these LCDs into consumer products that include watches, calculators, and electronic instruments. To produce TN coated glass, we use our proprietary in-line coating systems to deposit SiO(2) and ITO onto high quality glass panels. We then package and ship the coated glass panels to our customers for incorporation into their products.

     STN Coated Glass. One portion of our coated glass business is the market for STN coated glass. STN coated glass is used for high resolution black and white LCDs used in cellular telephones, personal digital assistants, office copiers, portable video games and related products. The market for STN coated glass is particularly impacted by demand for wireless communication devices. STN coated glass requires thicker thin film coating layers and greater uniformity to improve conductivity. Because it is more complex and expensive to produce than TN coated glass, STN coated glass presently provides us with higher revenues and gross margins for each panel of glass produced.

     Touch Screens. In June of 1999, we entered into a joint marketing agreement with Information Products, Inc., covering worldwide marketing and distribution of coated glass for touch screen applications. We began commercial production and shipment of touch screen products in the fourth calendar quarter of 1999. Touch screens are used as the input interface on a variety of consumer and industrial products, including the high growth PDA and related communication markets. To produce the coatings used in touch screens, we deposit a very thin, highly uniform layer of ITO. In addition, we are developing optical coatings to meet anti-reflection requirements in this market.

     Microdisplay Coated Glass. The most rapidly growing portion of our coated glass business is the market for microdisplay coated glass. In fiscal 2001, we gained market acceptance and began shipping coated glass to this emerging industry. Microdisplays are used in several applications such as DLP projection LCD devices, projection televisions and high quality small displays used on devices such as digital cameras and hand held video recorders. We are providing a coated substrate with thin films on both sides of the glass, consisting of an index matched ITO on one side and anti-reflective coatings on the other.

     Other Thin Film Coated Glass. Our other thin film coated glass includes ITO coatings for automatically dimming electrochromic mirrors, and chrome and rhodium coatings for dental mirrors. We also produce more limited quantities of advanced coated glass panels for the development and prototype needs of our coating equipment customers and prospective customers. These thin film coated glass products involve complex coatings for a variety of high resolution color FPDs, including color STN displays, active matrix LCDs, and PDPs.

Sales, Marketing and Customers

     Sales of our equipment involve a broad-based effort at various levels within our organization. Much of the sales effort in the equipment area is undertaken by our technical and marketing groups, including sales offices in Germany, Hong Kong, Belgium, Taiwan, Korea, Japan and China. Other personnel, including our Chief Executive Officer, Executive Vice President and Vice President, make regular trips to visit our customers around the world to finalize contracts and ensure proper customer service. The sales cycle for thin film coating equipment is long, involving multiple visits to and by the customer and up to twelve months of technical sales effort. Equipment sales efforts are assisted by independent sales and service representatives in each region who have been selected with an emphasis on their ability to provide post sales service and support. We usually sell our thin film coating equipment on a progress payment basis. We generally sell our thin film coated glass on open account, most of which are insured, or backed by letter of credit. Our customer payment history has been excellent.

     Approximately 67% of our fiscal 2001 gross sales were derived from exports to our customers outside of our manufacturing centers in the United Sates and Europe, primarily to Asia. In fiscal 2001, our ten largest customers accounted for approximately 35% of our gross sales. The principal demand for FPD thin film coated glass is in Asia, and our customers for thin film coating equipment have historically been located in Japan, Korea, China, Taiwan and the United States. We believe our potential geographic market for thin film coating equipment includes all the major geographic regions.

     We schedule production of our systems based upon order backlog and customer requested delivery. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At June 30, 2001, we had a backlog of approximately $99.2 million compared with a backlog of approximately $8.8 million at July 1, 2000.

    The following table sets forth our net revenues by geographic region:

                                           Fiscal Year Ended
                          ----------------------------------------------------
                           June 30, 2001     July 1, 2000      July 3, 1999
                          ----------------------------------------------------
                                            (in thousands)
Asia (other than Japan)       $    48,206      $    24,641       $    17,691
Japan                              27,552           13,929             7,645
United States                      13,764            2,934             4,924
Europe and Other                   23,193              788             1,263
                          ----------------------------------------------------
Total                         $   112,715      $    42,292       $    31,523
                          ====================================================

Technology

     We believe that our expertise in process and product engineering, as well as research and development enables us to rapidly develop new technologies and products in response to emerging industry trends. The breadth of our technology enables us to offer our customers a combination of thin film technology solutions, which we believe is critical for today's rapidly evolving thin film applications markets.

     Our deposition technology solutions offer highly specialized performance functions that enhance thin film characteristics for the electrical and optical quality of finished products used in various industries. For example, the development of solar control layer systems (based on Si3N4 and TiO2) offers our customers the choice between deposition of low-e and solar control architecture glass layers with the most economical production system. The principal methods of deposition that we install with our systems are physical vapor deposition ("PVD"), evaporation, and plasma enhanced chemical vapor deposition ("PECVD").

     While coating systems are essential to our customers' production process, they are usually just one part of our customers' production process. Our customers' products are sold in highly competitive global markets subject to price pressures. In many cases, our R&D efforts result in tangible cost savings in time and development effort for the customer. For example, the recent development and optimization of on-site process control with a Lambda sensor saved one customer significantly in their annual production costs.

     The coating equipment that we design and produce enables us and other manufacturers of thin film coated glass to apply very thin, transparent layers of thin film coatings to glass. The coatings which we apply are deposited in microscopic thicknesses by physically bombarding, or sputtering, a cathode source coating material (a chemical compound or element) with argon ions. Individual atoms and molecules of the source material are separated from the source by bombardment to form a vapor that condenses as a film onto the glass. Sputtering provides many advantages including material flexibility, thickness consistency, adaptability to large substrates and high volume production, defect and contamination control, adhesion and thin film density. Our technology of applying a thin film coating to glass or other substrate enables the display into which the glass or substrate is incorporated to function as a complex switch which controls light emission or transmission from each of the thousands of segments or pixels that comprise an FPD. Our primary thin film coated glass product is made by applying a thin layer of SiO(2) to prevent sodium in glass from leeching into the thin film conductive coatings which are subsequently applied. After the SiO(2) is applied, ITO is applied to provide conductive properties, permitting the glass to be used for various FPD applications. Particularly in FPDs, optically transparent, electrically conductive films, such as those we apply, find common application in transferring electrical power to the picture elements of the displays and allowing light to pass to the viewer.

     The quality of the coatings, the cycle time of the process, the utilization of materials, and other factors are controlled by our proprietary information and technology. For example, we are improving the utilization of the cathode source material. We also developed a method of reducing cathode voltage and are developing the application of this method to ITO coatings. We believe this will improve the conductivity of the ITO coating. We continue to work on the conductivity of our ITO coatings and the barrier qualities of our SiO(2). We are also continuing to work on improving our systems not only to obtain better quality coatings, but also to obtain better utilization of coating materials.

     Technological Foundations. John S. Chapin, Director and one of our founders, invented the planar magnetron which first enabled manufacturers of thin film coated glass (as well as of semiconductor chips) to economically deposit sputtered thin film coatings. Another founder, Research Engineer Richard Condon, was a pioneer in the development of the in-line coating process which is currently used by much of the industry. We believe we maintain a competitive advantage because we design, build and operate our own thin film coating equipment for thin film coated glass. Further, because our primary business was producing thin film coated glass, we are able to effectively incorporate our production know-how into new generation coating equipment and improvements in existing coating equipment. We believe this provides us with a capital cost advantage over most of our competitors.

Manufacturing and Facilities

     Our Longmont, Colorado headquarters contains approximately 127,000 square feet and includes our general offices, research and development facilities, and manufacturing and production facilities. This facility is leased from an independent third party. We design and manufacture our thin film coating equipment and produce coated glass at this facility. In Longmont, we currently operate two coated glass production lines and four development lines for developing coating and equipment processes. We can concurrently build multiple systems at our Longmont facility.

     Our Alzenau, Germany manufacturing facility contains approximately 190,000 square feet and include general offices, research and development facilities, and manufacturing and production facilities. This facility is leased from an independent third party. We design and manufacture our thin film coating equipment at this facility. We can concurrently build multiple thin film deposition systems at our Alzenau Germany facility.

     We also lease space in the Hanau, Germany facility. We are in the process of transferring operations from Hanau to Alzenau and anticipate that this transfer will be complete by the end of fiscal 2002.

     In fiscal 1999, we entered into a joint venture with Nippon Sheet Glass Co., Ltd., a major Japanese glass manufacturer, to supply the low and high resolution coated glass market from a production base in Suzhou, China. The joint venture facilities were incorporated into existing NSG glass production facilities and contain approximately 60,000 square feet. This joint venture, Suzhou NSG -- AFC Thin Film Electronics LTD, known as "STEC", has involved the transfer of thin film coated glass manufacturing capacity to China. In the second half of calendar 2000, we transferred a Venture 5000 system from our Longmont facility to the STEC facilities, bringing the number of coating systems to three. STEC's location in Asia allows us to produce coated glass in facilities immediately adjacent to our source of raw glass, NSG, and in close proximity to our Asian customer base. This arrangement has reduced our labor, shipping and freight costs while allowing us to improve customer service. We intend to continue to leverage STEC's strategic position by expanding its manufacturing capacity in the future including an announced expansion into the color STN market by the Joint Venture that will be producing low temperature ITO glass by December 2001. We will also continue to evaluate business opportunities that strengthen our position with our customers.

     In addition to our Longmont, Alzenau, Hanau and STEC facilities, we have leased warehouse space in Japan and Hong Kong from which we supply coated glass customers on a just-in-time basis. We also have sales offices in Belgium, Hong Kong, Korea, Japan, Taiwan, and China.

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

     Thin Film Coated Glass. The raw glass that we use in our manufacturing process represents our most significant material cost. The required quality, in terms of thickness, flatness and visible imperfections, limits the number of available suppliers. Four companies worldwide currently manufacture to these quality standards. We currently purchase glass from four of these suppliers. We are vulnerable to increased costs of raw glass. We have multiple sources for our other primary raw materials used in the process for thin film coated glass.

Competition

     Our markets are highly competitive and each market that we serve has major competitors that do not generally cross over our markets.

     FPD Thin Film Coating Equipment. For FPD thin film coating equipment, we compete against Ulvac Japan, Ltd., and Anelva Ltd. Japan, both established equipment manufacturers. Competition is based on performance and process technology, after-sales support and service, and price. We believe we compete favorably with respect to each of these factors. Key performance and technology issues include technical capability, systems design, product uniformity, yields, target utilization and throughput. We are the only major thin film coating equipment manufacturer that also manufactures thin film coated glass for the FPD market. We believe the experience, expertise and synergy resulting from this provide us with a competitive advantage.

     Thin Film Coated Glass. Competition in the market for thin film coated glass for FPDs is intense. Competition is based primarily on price, availability, and to a lesser extent on quality, delivery, and customer service. In addition, we believe the ability to anticipate shifts in the market and customer needs for thin film coated glass features are important competitive factors. We are aware of approximately ten thin film coated glass competitors worldwide. Certain of these competitors are also manufacturers of thin glass required for thin film components and several are users of thin film coated glass. These are large companies with significant research and development funding and extensive thin film technology background. All of our principal thin film coated glass competitors are located outside the United States, primarily in Asia. Our primary competitors for thin film coated glass are Samsung/Corning, Merck Display Technology, and Wellite.

     Web Coating Equipment. We are aware of several web coating competitors worldwide, some of which are large companies with significant resources. Our most significant competitors for web coating equipment are General Vacuum, of the United Kingdom, and Von Ardenne, a company headquartered in Dresden, Germany. Competition is based on performance and process technology, after-sales support and service, and price. We believe we compete favorably with respect to each of these factors. Key performance and technology issues include technical capability, systems design, product uniformity, yields, target utilization and throughput.

     Architectural/Automotive/Solar Glass Equipment. In manufacturing architectural glass coaters we compete against Von Ardenne, a German thin film coatings company, and BOCTC, British Oxygen Coating Technologies Corporation, located in California. Competition is based on performance and process technology, after-sales support and service, and price. We believe we compete favorably with respect to each of these factors. Key performance and technology issues include technical capability, systems design, product uniformity, yields, target utilization and throughput.

     PET Bottle Coating Equipment. In manufacturing barrier coating systems for PET Bottles we compete with the Sidel division of Tetra-Pak, an established manufacturer of food packaging products headquartered in Sweden. Our arc evaporation process applies a barrier coating to the outside of the bottle while Tetra-Pak's chemical vapor deposition ("CVD") process coats a barrier layer on the inside of the bottle. Competition is based on technology, performance and process technology, after-sales support and service, and price. We believe we compete favorably with respect to each of these factors. Key performance and technology issues include technical capability, systems design, product uniformity, yields, source utilization and throughput.

Research and Development

     Our success can be attributed to focused research and development programs in thin film technology, processes and equipment. We will continue to emphasize improvements in current equipment technology, the development of new film deposition capabilities, and the modification of thin film material properties. The foundations of our success are based on engineering solutions, extensive experience with vacuum technologies, and the depth of our commercial coating experience. Our customer oriented solutions include cost effective reactive depositions, simplified process control, and innovative coating equipment designs. We continue to build on these traditions in the development of process control and coater design which lower the cost of ownership to the customer.

     The December 31, 2000 acquisition of the LAC business significantly expanded our research and development capabilities. We plan to continue our commitment to new product development in the future. Our level of research and development activity and expenditures has increased significantly as a result of the recent acquisition of the LAC business. Our research and development expertise comprises a wide range of coating technologies, including:

     -    Thermal evaporation by direct heating for organics and anorganics

     -    Electron beam evaporation for dielectrics

     - Direct current, radio frequency and radio frequency superimposed direct current magnetron for reactive and non-reactive sputtering

     -    Alternating   current  magnetron   (TwinMag(TM))  for  fully  reactive
          sputtering

     -    Hollow cathode source for highly reactive coatings

     -    Direct current, radio frequency and microwave sources for PECVD

     - Cleaning with direct current glow discharge, radio frequency etch and ion assisted etch.

     We use teams of electrical and mechanical engineers and process engineers to work out appropriate solutions to meet our customers' requirements.

     - These project teams are supported by the R&D department's thin film functionality design group, a computer-aided engineering group and a surface and thin film analytical group. Our analytical group has access to sophisticated thin film test and measurement equipment.

     Our research and development expenditures in 1999, 2000 and 2001 were $1.0 million, $1.4 million and $6.4 million, respectively. In addition, during fiscal 2001, the Company recognized $11.5 of acquired in-process research and development obtained in the acquisition of LAC which is included in amortization of goodwill and other intangible assets on the accompanying consolidated statement of operations.

Intellectual Property

     We believe that due to the rapid pace of innovation within our industry, factors such as technologically and creatively skilled personnel, the ability to develop and enhance systems, knowledge and experience of management, reputation, product quality and customer service and support are important for establishing and maintaining a competitive position within the industry, along with patent or other legal protections for our technology. As part of the December 31, 2000, acquisition of the LAC Business, we acquired over 200 issued patents and over 200 patent applications and trademarks. In addition, we entered into a license agreement with Unaxis pursuant to which we license certain intellectual property rights owned by Unaxis. We also entered into a second licensing agreement pursuant to which we license certain technology back to Unaxis.

     Under the Newco Intellectual Property License Agreement, we license certain intellectual property owned by us to Balzers Process Systems GmbH, an indirect subsidiary of Unaxis Holdings AG. The license is an irrevocable, royalty-free, perpetual and world-wide license to make and sell products in the areas of dry etch applications, the thin film process for the back glass of TFT displays, cluster tools and stationary sputtering and is exclusive in these fields until December 31, 2002. The license also may be used by Balzers Process Systems in areas in addition to the specified areas provided, however, that for a two year period ending December 31, 2002, the license does not extend to certain areas reserved to us. The areas reserved to us until December 31, 2002, include architectural glass coating and inline automotive glass coating, web coating for capacitors and decorative and packaging applications, diffusion barriers for certain bottles and containers and certain display coating systems used to coat the non-active portion of a display. After December 31, 2002, neither party has an exclusive field under the license and either party is able to use the intellectual property to compete in all markets.

     Under the Bravo Intellectual Property License Agreement, we license certain intellectual property from Balzers Process Systems GmbH, an indirect subsidiary of Unaxis Holdings AG. The license is an irrevocable, royalty-free, perpetual and world-wide license to make and sell products in the areas of architectural glass coating and inline automotive glass coating, web coating for capacitors and decorative and packaging applications, diffusion barriers for certain bottles and containers and certain display coating systems used to coat the non-active portion of a display and is exclusive in these fields until December 31, 2002. The license also may be used by us in areas in addition to the specified areas provided, however, that for a two year period ending December 31, 2002, the license does not extend to certain areas reserved to Balzers Process Systems GmbH. The areas reserved to Balzers Process Systems include dry etch applications, TFT displays, cluster tools and stationary sputtering. After December 31, 2002, neither party has an exclusive field under the license and either party is able to use the intellectual property to compete in all markets.

     There can be no assurance, however, that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop a functionally equivalent or superior technology.

STEC Joint Venture

     STEC was formed as a limited liability company under the laws of the People's Republic of China. NSG and we are each 50% joint venture partners, and the term of the joint venture is 50 years. Profits, dividends, risks and losses are also shared by the partners in proportion to their equity contributions. The total investment plan for STEC involves $27.1 million, of which $19.6 million is currently in equity and $7.5 million in debt. Each party has made $3.2 million equity contribution in cash, and the balance was derived from the conversion of retained earnings to paid in capital.

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

     Relationship Between Partners and Joint Venture. Each joint venture partner provides marketing, promotion and sales assistance to STEC. NSG has agreed to cause its subsidiary SNSG to sell glass substrate to STEC, and the joint venture will purchase all of its glass substrate from SNSG unless a customer specifies substrate from another manufacturer. The purchase price for SNSG glass substrate is at the lowest price and on competitive terms and conditions with respect to quality and delivery compared to those offered to us by any third party.

     Financing. If the Board approves third party debt financing with a lender who requires the guaranty of the parties, each party must provide a separate guaranty of such borrowings in accordance with its then current equity interest. Guarantors will receive a guaranty fee to be agreed by the parties, and STEC will indemnify the guarantors. Effective July 1, 2001, STEC has entered into a $10.0 million revolving credit agreement with Sumitomo Bank, which we and NSG have guaranteed. NSG's guaranty is secured by all of the assets of the joint venture.

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

Employees

     As of June 30, 2001, we employed approximately 642 people. Our United States workforce of approximately 200 people is non-union. We have approximately 398 people in Germany, a majority of which are represented by a works council that has employee representation. Most companies in Germany are required to be represented by works councils. We have 44 people in sales and service in other countries around the world. We negotiate wages and benefits annually with our German workforce. We consider our relationship with our employees to be good.

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

Legal Proceedings

     We are not presently involved in any legal proceedings which, if not settled in our favor, would, individually or collectively, have a material adverse impact on our financial condition.

Executive Officers and Directors

    Our executive officers and directors are as follows:

                      Name                      Age                                Position
                      ----                      ---                                --------
         Thomas T. Edman                         39         Director, President and Chief Executive Officer
         Graeme Hennessey                        63         Vice President
         Lawrence D. Firestone                   43         Chief Financial Officer and Treasurer
         Helmut Frankenberger                    44         Executive Vice President - Thin Film Systems
         Jim Scholhamer                          34         Vice President - Thin Film Coatings
         Cecil Van Alsburg                       64         Director, Chairman of the Board
         John S. Chapin                          60         Director
         Chad D. Quist                           39         Director
         Richard P. Beck                         68         Director
         Vincent Sollitto, Jr.                   53         Director
         Aitor Galdos                            46         Director

     Thomas T. Edman has been employed by our company since June 1996 and has served as our President and Chief Executive Officer since May 1998. From June 1996 until May 1998, Mr. Edman served as Chief Operating Officer and Executive Vice President. Mr. Edman has served as a director of our company since July 1998. From 1993 until joining our company, he served as General Manager of the High Performance Materials Division of Marubeni Specialty Chemicals, Inc., a subsidiary of a major Japanese trading corporation. Mr. Edman has a bachelors of arts degree in East Asian studies (Japan) from Yale and received a masters degree in business administration from The Wharton School at the University of Pennsylvania.

     Graeme Hennessey has served as our Vice President - Sales and Marketing since April 1993 and is currently President of Applied Films Asia Pacific. From 1980 until he joined our company, Mr. Hennessey was employed by Donnelly Corporation as a product line manager where he was responsible for sales and marketing as well as manufacturing. Mr. Hennessey has a bachelors of science degree in physics from Catholic University of America and a masters degree in physics from Fordham University.

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

     Helmut Frankenberger has served as the Executive Vice President, Thin Film Systems for us since the acquisition of the Leybold Large Area Coatings division of Unaxis Corporation on December 31, 2000. Prior to the acquisition, Mr. Frankenberger served as President of Balzers Process Systems, located in Germany, since 2000, and the Vice President of Large Area Display Division since 1999. From 1997 through 1998, he served as the Division Manager of Display Products, and from 1996 through 1997, served as the Division Manager of Data Storage at Balzers Process Systems. From 1969 to 1987 Mr. Frankenberger served in various capacities related to sales, marketing and equipment service for Leybold Deutschland in Germany, Japan and the United States. Mr. Frankenberger obtained his bachelors degree in Electronic and Computer Science from University Darmstadt in Germany.

     Jim Scholhamer has been employed by us since August 1997. Mr. Scholhamer currently is the Vice President - Thin Film Coatings and was previously the Director of Operations for Thin Film Coatings. From 1992 until he joined the Company, Mr. Scholhamer held the titles of Manufacturing Manager and Process Engineer at Viratec Thin Films, Inc., located in Minnesota. From 1989 to 1992, Mr. Scholhamer served as Production Manager and Process Engineer at

Ovonic Synthetic Materials, Inc., a division of Energy Conversion Devices, located in Michigan. Mr. Scholhamer has a bachelors of science degree in engineering from the University of Michigan.

     Cecil Van Alsburg co-founded Applied Films Lab, Inc. in 1976 and served as our President and Chief Executive Officer from 1976 to May 1998. Mr. Van Alsburg has also served as a director of our company since its inception and has been Chairman of the Board since January 1998. Prior to 1976, Mr. Van Alsburg was employed in various capacities by Donnelly Corporation for which he had worked since 1957. Mr. Van Alsburg majored in civil engineering and architecture at the University of Michigan.

     John S. Chapin co-founded Applied Films Lab, Inc. in 1976 and has served as Vice President - Research, Corporate Secretary from 1976 to November 2000. Mr. Chapin has also served as a director of our company since its inception. Mr. Chapin is the inventor of the planar magnetron and co-inventor of a reactive sputtering process control. Mr. Chapin has a bachelors of science degree in geophysics from the Colorado School of Mines and a masters degree in electrical engineering from the University of Colorado.

     Chad D. Quist has been a director of our company since April 1997. Mr. Quist is the President of Information Products, Inc., a wholly-owned subsidiary of Donnelly Corporation. Mr. Quist has been employed by Donnelly since 1995. Information Products, Inc. is a leading supplier of glass components for the touch screen industry. From 1989 to 1995, Mr. Quist served as Vice President of Fisher-Rosemont, Inc., an industrial instrumentation company. Mr. Quist has a bachelors degree in engineering from Stanford University and a masters degree in business administration from the Kellogg Graduate School of Business at Northwestern University.

     Richard P. Beck has been a director of our company since May 1998. Since 1992, Mr. Beck has served as Chief Financial Officer of Advanced Energy Industries, Inc., a manufacturer of power conversion and control systems. Since 1995, Mr. Beck has also served as a director of Advanced Energy Industries, Inc. From 1987 to 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck serves as a director of Photon Dynamics Corporation and TTM Incorporated. Mr. Beck has a bachelors of science degree in accounting and a masters degree in business administration in finance from Babson College.

     Vincent Sollitto, Jr. has been a director of our company since October 1999. Mr. Sollitto has been the Chief Executive Officer since June 1996 and a member of the Board of Directors since July 1996 at Photon Dynamics, Inc. From August 1993 to 1996, Mr. Sollitto was the General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Mr. Sollitto spent 21 years in various positions, including Director of Technology and Process at International Business Machines Corporation, before joining Supercomputer Systems, Incorporated. Mr. Sollitto serves as a director of Irvine Sensors Corp. and Ultratek Steppers. Mr. Sollitto is a graduate of Tufts College where he received a B.S.E.E. in 1970.

     Aitor Galdos has been a director of our company since January, 2001, following the acquisition of the Large Area Coatings Division of Unaxis. Mr. Galdos has served as Vice President and Corporate Development Manager at Unaxis Corporation since 1999, and served in various positions, including Division
Manager of Development of TFT Displays Division at Unaxis (formerly Balzers) since 1988. Mr. Galdos was appointed to serve on our Board of Directors by Unaxis pursuant to an agreement providing that Unaxis will have the right to nominate one director as long as they own 10% or more of our outstanding common stock subject to certain terms and conditions.

     Our Board of Directors is currently composed of seven directors, divided into three classes. Messrs. Edman and Sollitto serve in the class whose term expires in 2003; Messrs. Beck and Quist serve in the class whose term expires in 2002; and Messrs. Van Alsburg, Chapin and Galdos serve in the class whose term expires in 2001. Upon the expiration of the term of each class of directors, directors comprising that class will be elected for a three-year term at the next succeeding annual meeting of stockholders. Each director holds office until that director's successor has been duly elected and qualified. Selection of nominees for the Board of Directors is made by the entire Board of Directors.

     The Board of Directors elects executive officers on an annual basis. Executive officers serve until their successors have been duly elected and qualified.

ITEM 1 (d):  Information About Foreign Operations

     See "ITEM 1(c): Narrative Description of Business -- Sales, Marketing, and Customers" and "--STEC Joint Venture".

ITEM 2:  Properties

     Our headquarters and our domestic manufacturing facilities are located in Longmont, Colorado in approximately 127,000 square feet of leased space. We have leased facilities in Alzenau, Germany consisting of approximately 190,000 square feet which includes production facilities, general offices and research and development facilities. We have sales and service offices in China, Hong Kong, Taiwan, Korea, Belgium and Japan and utilize inventory warehouses in Japan and Hong Kong.

     Our facilities are modern, well-maintained and adequately insured and are well-utilized.

ITEM 3:  Legal Proceedings

     We are not presently involved in any legal proceedings which, if not settled in our favor, would individually or collectively have a material adverse impact on our financial condition.

ITEM 4:  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of fiscal 2001 to a vote of our Shareholders.

                                  RISK FACTORS

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

     We have experienced and may continue to experience significant annual and quarter-to-quarter fluctuations in our operating results. Our annual and quarterly operating results have fluctuated and may fluctuate in the future as a result of a variety of factors including:

     - customer demand, which is influenced by a number of factors, including general economic conditions in the industries we serve, market acceptance of our products and the products of our customers, changes in the product mix demanded and offered, and the timing, cancellation or delay of customer orders and shipments;

     - competition, including competitive pressures on prices of our products and those of our customers (for example, thin film coated glass prices declined approximately 29% during fiscal 1999, adversely affecting our net income), the introduction or announcement of new products by competitors and the addition of new production capacity by competitors;

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

     - the accuracy of the estimation of our costs can materially impact our operating results on a quarterly basis due to the magnitude of each capital equipment order;

     - sales and marketing issues, including our concentration, particularly in the equipment area, on a small number of customers and discounts that may be granted to certain customers; and

     -    fluctuations in foreign currency exchange rates.

The coated glass market is highly competitive and subject to pricing pressures.

     The market to supply thin film coated glass to LCD manufacturers is highly competitive. Many of our competitors have substantially greater financial, technical, marketing and sales resources than we have. Prices for much of our low resolution thin film coated glass products supplied to the LCD market declined in past years, with a 29% price decrease during fiscal 1999. We have experienced further pricing pressures in fiscal 2001, and we may in the future experience pricing pressures as a result of a decline in industry demand, excess inventory levels, increases in industry capacity or the introduction of new technologies. Several of our competitors increased production capacity during 1999 and 2000, which we believe has contributed to pricing pressures on our products. Many of our customers are under continuous pressure to reduce prices and we expect to continue to experience downward pricing pressures on our thin film coated glass products. We are frequently required to commit to price reductions before we know that the cost reductions required to maintain profitability can be achieved. To offset declining sales prices, we must achieve manufacturing efficiencies and cost reductions and obtain orders for higher volume products. If we are unable to offset declining sales prices, our gross margins will decline.

     Additional competitors may enter our markets, certain of which may offer lower prices. For example, our suppliers and customers could vertically integrate to manufacture the products we produce. Our suppliers of thin glass are large, well-capitalized companies that could enter the LCD market by coating the glass they produce and supplying LCD manufacturers directly. Because glass is by far our largest material cost, a manufacturer of glass desiring to enter this market could have a significant cost advantage if they chose to vertically integrate. We are aware of one manufacturer of thin glass, Asahi Glass Company, which also coats glass for the LCD market. Further, companies that manufacture thin film glass coating equipment could begin producing thin film coated glass. In addition, certain LCD manufacturers have vertically integrated to coat glass for LCDs, and we expect further vertical integration into certain areas of LCD manufacturing. Any such vertical integration or other competition could lead to reduced sales and gross margins and could have a material adverse effect on our business, operating results, financial condition and prospects.

Our recent entry into the thin film coating equipment business through internal development and by acquisition exposes us to risks associated with new business ventures in emerging markets.

     Until fiscal 1997, our business was focused almost exclusively on the sale of thin film coated glass. Since then, we have devoted substantial resources to the development and sale of the equipment for thin film coating, and we believe our future growth depends significantly upon our success in the equipment market. Although the acquisition of the Large Area Coating business provided additional coating equipment products and expertise, we must effectively manage that business or our performance may be adversely affected.

     We are subject to the risks inherent in the operation or the development of a new or existing business, including risks associated with attracting and servicing a customer base, manufacturing products in a cost-effective and profitable manner, managing the expansion of a business operation and attracting and retaining qualified engineering, manufacturing, service and marketing personnel.  We  entered  the  equipment  business  because  of our  expectations regarding continuing rapid growth of the FPD market, but it is difficult to anticipate the direction of future growth and to design equipment to meet the needs of a changing market. Changes in technology could render our systems less attractive. If the market for our thin film coating equipment fails to grow, or grows more slowly or in a different direction than anticipated, we may be unable to realize the expected return on our investment in developing the equipment market, and our business, operating results, financial condition and prospects could be materially adversely affected. Among other markets, we are anticipating growth in AMLCD and PDP applications over the next three years. If commercialization of that technology develops more slowly than we expect, our future results will be negatively affected.

     Sales of our thin film coating equipment depend in large part upon a prospective customer's decision to increase manufacturing capabilities and capacities or to respond to consumer demands for greater cost efficiencies by upgrading or expanding existing manufacturing facilities or constructing new manufacturing facilities, all of which typically involve significant capital expenditures. Customers may postpone decisions regarding major capital expenditures, such as our coating equipment, due to the rapid technological change in their marketing. Customers that purchase thin film coated glass from us could decide to purchase thin film coating equipment to bring some or all of their thin film coated glass requirements in-house, thus adversely affecting our sales of thin film coated glass to such customers. Equipment sales also may be affected by customers' decisions to begin internal production of glass coatings rather than relying on an outside supplier such as ourselves.

     The sales cycle of our thin film coating equipment is lengthy due to the customized nature of the process, the customer's evaluation of its ordered system and completion of any necessary upgrades, and the expansion or construction of facilities. We may expend substantial funds and management effort during the sales cycle, particularly in initial installations of newly developed, complex products, which could have a negative impact on operating margins.

We must continue to invest in research and development to compete successfully in a rapidly changing marketplace.

     The market for thin film coated glass and thin film deposition equipment is characterized by rapid change. Our future success depends upon our ability to introduce new products, improve existing products and processes to keep pace with technological and market developments, and to address the increasingly sophisticated and demanding needs of our customers. Technological changes, process improvements, or operating improvements that could adversely affect us include:

     - development of new technologies that improve manufacturing efficiency of our competitors;

     - changes in product requirements of our customers, as illustrated by the shift in the FPD market from lower information content applications to higher information content FPDs such as high resolution color STN, active matrix LCDs and plasma displays;

     -    changes in the way coatings are applied to glass, film and bottles;

     - development of new materials that improve the performance of the coated substrate; and

     -    improvements in the alternatives to our technologies.

     We may not have sufficient funds to devote to research and development, or our research and development efforts may not be successful in developing products in the time, or with the characteristics, necessary to meet customer needs. If we do not adapt to such changes or improvements, our competitive position, operations and prospects would be materially adversely affected.

Even if we are able to develop new products that gain market acceptance, sales of new products could impair our ability to sell existing product lines.

     Competition from our new systems could have a negative effect on sales of our existing thin film coating systems and the prices we could charge for these systems. We may also divert sales and marketing resources from our current systems in order to successfully launch and promote our new systems. This diversion of resources could have a further negative effect on sales of our current systems.

A significant part of our business is done in Asia and any downturn in the Asian economy could adversely affect us.

     Export revenues to customers outside of our manufacturing centers in the United States and Europe represented approximately 85%, 93% and 67% of our net revenues in fiscal 1999, 2000 and 2001, respectively. The principal international markets in which we and our STEC joint venture have historically operated are China (including Hong Kong), Korea, Japan, Taiwan and Malaysia. Banking and currency problems in Asia have had and may continue to have an adverse impact on our revenue and operations. Although the acquisition of the Large Area Coating business has diversified our products and markets, we believe international sales will continue to represent a significant portion of our sales, and that we will be subject to the normal risks of conducting business internationally. Such risks include:

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

     -    difficulties in staffing and managing foreign sales operations; and

     -    potentially adverse tax consequences.

     In addition, the laws of certain foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Other risks inherent in our international business include greater difficulties in accounts receivable collection, which we have attempted to mitigate by insuring a portion of our foreign accounts receivable.

We depend on the continuing cooperation of our joint venture partner in China.

     Our future results will depend significantly on the results of our 50% owned STEC joint venture with Nippon Sheet Glass Co., Ltd. ("NSG") in China. The results of the joint venture depend on the continuing cooperation of NSG. The success of the STEC joint venture is subject to a number of risks, over many of which we have limited control. We rely on our joint venture partner, NSG, to house the STEC joint venture within its glass fabrication facility and to supply glass to the joint venture. We also rely on NSG's management personnel to manage the day-to-day operations of the joint venture, and the managing director of STEC is employed by the joint venture as well as by NSG. We do not have employment agreements with any of the management at STEC. STEC's future success will be dependent in part on our ability to continue to effectively participate in the joint venture and manage our relationship with NSG. Our business, operating results, financial condition or growth could be materially adversely affected if NSG ceases to supply glass to the joint venture, focuses its management and operational efforts on other activities or terminates the joint venture.

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

     Recent stock prices for many technology companies have fluctuated in ways unrelated or disproportionate to the operating performance of the companies. Such fluctuations may adversely affect the market price of our common stock. We cannot assure that the market price at any particular date will remain the market price in the future. The closing market price of our common stock has fluctuated dramatically. For example, the closing market price of our common stock fluctuated from $24.00 on January 3, 2001, to a low of $7.78 on April 4, 2001, and then to $22.50 on May 21, 2001.

Our operating results depend on market conditions in the industries we serve.

     Our business depends on the purchasing requirements of manufacturers of FPDs and our customers in the web coating, architectural glass and PET bottle markets. We cannot assure you that the markets we serve will continue to grow, or that any growth will have a positive impact on our future business or results of operations. Unfavorable economic conditions that relate to the consumer electronics or other industries in which we operate, or that result in reductions in capital expenditures by our customers, could have a material adverse effect on these markets. Our business, operating results, financial condition and prospects would be materially adversely affected by any future downturns in the markets we serve.

We are dependent on a small number of suppliers of certain raw materials and are vulnerable to increased prices for raw materials.

     We currently rely on three glass suppliers, Glaverbel Societe Anonyme, Central Glass Co., Ltd. and Nippon Sheet Glass Co., Ltd., for most of our thin glass. All of these manufacturers are located outside the United States. We do not have long-term supply contracts with any of these suppliers, and thus have no contractual assurance of a long term, firm price, or a long-term commitment to supply our principal raw material. In periods of short supply, we could have difficulty obtaining the necessary quantities of glass at a competitive cost.
Such interruptions could occur for numerous reasons, including labor difficulties at some point in the chain of manufacturing or distribution. If the price of glass increases, we may not be able to pass the price increases along to our customers, especially in periods of soft demand for our products or excess capacity. Current and potential competitors that both manufacture and coat glass could be better able to absorb raw material cost increases due to their vertical integration. We also have a limited number of qualified suppliers of target materials for our coating process. If we were to experience significant delays, interruptions, or shortages in the supply of raw material or material price increases for raw materials, our business, operating results, financial condition and prospects could be materially adversely affected.

Our largest customers are expected to account for a significant portion of our revenues for certain types of coating equipment and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order.

     We operate in the highly concentrated, capital intensive coating equipment industry. For certain products such as our BESTPET(TM) system for coating PET bottles, we anticipate that our largest customers will account for a significant portion of our revenue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline. Accordingly, for certain types of coating equipment, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.

     Our ten largest customers accounted for 62%, 79% and 35% of our gross revenues in fiscal 1999, 2000 and 2001, respectively. Although the acquisition of the Large Area Coating business has diversified our products and markets, the loss of, or a significant reduction of purchases by one or more of our significant customers would materially adversely affect our business, operating results, financial condition and prospects. There are a limited number of potential customers in our market, and we expect that sales to a relatively small number of customers will continue to account for a high percentage of our revenues in those markets in the foreseeable future. We have not entered into long-term agreements with our thin film coated glass customers and they are not obligated to continue to buy their thin film coated glass from us. Moreover, in the event that customers purchase thin film coating equipment from us or from one of our competitors and begin coating glass in-house, sales to those customers may decrease sharply. If such lost sales are not replaced on a timely basis by new orders of thin film coated glass or equipment from other customers, our business, operating results, financial condition and prospects could be materially adversely affected.

If we deliver systems with defects or that fail to meet specifications, our credibility will be harmed and the sales and market acceptance of our systems will decrease.

     Our systems are complex, are often customized and sometimes have contained defects or failed to meet contractual specifications. If we deliver systems with defects or fail to meet specifications, our credibility and the market acceptance and sales of our systems could be harmed. In addition, if our systems contain defects or fail to meet specifications, we may incur contractual penalties and be required to expend significant capital and resources to alleviate such problems. Such problems could also damage our relationships with specific customers and impair market acceptance of our products.

We conduct business in foreign currencies, and fluctuation in the values of those currencies could result in foreign exchange losses.

     In fiscal 2001, approximately 6%, 54% and 40% of our total gross sales were denominated in yen, marks and dollars, respectively. Any strengthening of the dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the yen or mark in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Although a strengthening dollar may result in some offsetting cost reductions on the raw materials we import, such cost reductions may not be sufficient to enable us to remain competitive.

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

     Our future success will depend largely upon the continued services of our executive officers and certain other key employees. The loss of the services of one or more of the executive officers or other key employees could materially adversely affect our business. We do not have employment agreements or key-man life insurance on any of our executive officers or other key employees. Our future success will depend in part upon our ability to attract and retain additional qualified managers, engineers and other employees. Our business, operating results, financial condition or growth could be materially adversely affected if we were unable to attract, hire, assimilate, and train these employees in a timely manner.

Our rapid growth may make it more difficult to manage our business effectively.

     In order to support potential future growth, we will need to improve ourproductivity, invest in additional research and development, enhance our management information systems and add management personnel. We cannot assure you that we will continue to grow or be effective in managing our future growth, expanding our facilities and operations or attracting and retaining qualified personnel. Failure to do these things could have a material adverse effect on our business, operating results, financial condition, and prospects.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices.

     The market for thin film coating equipment is highly competitive. We face substantial competition from established companies in many of the markets we serve. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products which could impair sales of our products. Many of our customers and potential customers that purchase coating equipment are large companies that require global support and service for their thin film deposition capital equipment. While we believe that our support and service infrastructure is sufficient to meet the needs of our customers and potential customers, our larger competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global manufacturers and other purchasers of thin film depositions equipment.

We may not be able to adequately protect or enforce our intellectual property rights.

     We rely extensively upon trade secret laws and employee and third-party nondisclosure agreements to protect our proprietary technology. The steps we have taken to protect our proprietary rights might not be adequate to prevent misappropriation of such rights. We are not aware that our products or other proprietary rights infringe the proprietary rights of third parties. However, third parties may assert infringement claims against us in the future and such claims may require us to enter into license agreements or result in protracted and costly litigation, regardless of their merits. We may not be able to obtain licenses to use third-party technology and such licenses, if available, may not be available to us on commercially reasonable terms. These factors may adversely affect our business, operating results, financial condition or growth.

Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important intellectual property rights by us.

     Our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our products or systems infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may lead to protracted and costly litigation which could require us to pay substantial damages or have the sale of our products or systems stopped by injunction. Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenues. We may also be required to obtain a license from the third party or cease activities utilizing the third party's proprietary rights. We may not be able to enter into such a license or such license may not be available on commercially reasonable terms. The loss of important intellectual property rights could therefore prevent our ability to sell our systems, or make the sale of such systems more expensive for us.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

     The majority of our revenue is derived from sales outside the United States and Europe, including certain countries in Asia such as China, Taiwan, Korea and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and Europe, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

Protection of our intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, may in the future result in costly and time-consuming litigation.

     We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope or validity of a third party's patent or other proprietary rights. In addition, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our product or obtain expensive licenses from third parties.

Some anti-takeover provisions may affect the price of our common stock.

     Our articles of incorporation and bylaws contain various provisions, including notice provisions, provisions for staggered terms of office of the Board of Directors, fair price provisions, and provisions authorizing us to issue preferred stock, that may make it more difficult for a third-party to acquire, or may discourage acquisition bids for, our company. Such provisions could limit the price that certain investors would be willing to pay in the future for shares of our common stock. In addition, the rights of holders of common stock may be adversely affected by the rights of holders of any preferred stock that may be issued in the future that would be senior to the rights of the holders of the common stock.

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

Future sales of our common stock may cause our stock price to decline.

     All of our outstanding shares, other than shares owned by affiliates, are freely tradable without restriction or further registration. Affiliates must comply with the volume and other requirements of Rule 144, except for the holding period requirements, in the sale of their shares. Sales of substantial amounts of common stock by our stockholders, or even the potential for such sales, may have a depressive effect on the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Failure to successfully integrate the LAC business may adversely affect us.

     On December 31, 2000, we completed the acquisition of the LAC business formerly owned by Unaxis Holdings, Ltd. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. We have limited experience managing production operations outside the United States. Our future performance may be adversely affected if we fail to successfully manage the LAC business operations in Germany and related sales offices. Some of the risks associated with acquisitions include:

     -    Unexpected losses of key employees or customers of the LAC business;

     - Conforming the standards, processes, procedures and controls of the LAC business with our operations;

     -    Coordinating new product and process development;

     - Resolving disputes the LAC business has or may have with certain customers;

     -    Hiring additional management and other critical personnel; and

     - Increasing the scope, geographic diversity and complexity of our operations.

     The realization of potential operating synergies may prove difficult and may cause management's attention to be diverted from other business concerns. In addition, the combined businesses may fail to achieve the desired synergies of the combination and other expected benefits of the transaction.

Financial performance of LAC business.

     The LAC business was not profitable for the years ended 1999 and 2000 and there can be no assurance that the LAC business will be profitable in future years. The success of the acquisition of the LAC business will depend in part on our ability to successfully integrate and manage the LAC business. Failure to successfully integrate and manage the LAC business could have a material adverse effect on the Company and its stock price.

Operation Separate From Unaxis.

     Because the LAC business was previously operated as parts of two divisions of Unaxis, the costs of operating the LAC business separate from Unaxis may be significantly greater than initially estimated. The operation of the LAC business may result in our incurring operating costs and expenses significantly greater than we anticipated prior to the acquisition.

Risks related to the Series A Convertible Preferred Stock.

     The conversion of the Series A convertible preferred shares into shares of common stock and the exercise of the related warrants could result in substantial numbers of additional shares being issued.

     To the extent the Series A preferred shares are converted or dividends on the Series A preferred shares are added to the stated value, a significant number of shares of common stock may be sold into the market, which could decrease the price of our common stock and encourage short sales by selling security holders or others. Short sales could place further downward pressure on the price of our common stock. In that case, we could be required to issue an increasingly greater number of shares of our common stock upon future conversions of the Series A preferred shares, sales of which could further depress the price of our common stock.

     The conversion of and the payment of dividends by adding to the stated value in lieu of cash on the Series A preferred shares may result in substantial dilution to the interests of other holders of our common stock.

We may issue additional shares and dilute your ownership percentage.

     Some events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute the ownership percentage of holders of our common stock. We may issue additional shares of common stock or preferred stock:

     -    to raise additional capital or finance acquisitions,

     - upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock, and/or

     -    in lieu of cash payment of dividends.

Substantial sales of our common stock could cause our stock price to fall.

     If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and upon conversion of and issuance of common stock dividends on the Series A preferred shares and exercise of the related warrants, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We may be required to pay substantial penalties to the holders of the Series A preferred shares and related warrants if specific events occur.

     In accordance with the terms of the documents relating to the issuance of the Series A preferred shares and the related warrants, we are required to pay substantial penalties to a holder of the Series A preferred shares under specified circumstances, including, among others:

     - the nonpayment of dividends on the Series A preferred shares in a timely manner,

     - our failure to deliver shares of our common stock upon conversion of the Series A preferred shares or upon exercise of the related warrants after a proper request, and

     - a registration statement relating to the Series A preferred shares and related warrants, if after being declared effective, is unable to cover the resale of the shares of common stock underlying such securities.

     Such penalties are generally paid in the form of additions to the stated value of the Series A preferred shares, subject to any restrictions imposed by applicable law, on the amount that a holder of Series A preferred shares was entitled to receive on the date of determination.

                                     PART II

ITEM 5:  Market for Registrant's Common Stock and Related Security
         Holder Matters

     Prior to November 21, 1997, there was no public market for our Common Stock. The Common Stock was approved for quotation on the Nasdaq National Market under the symbol AFCO, beginning November 21, 1997. At June 30, 2001, the number of common Shareholders of record was 69.

     The range of high and low bid quotations for our Common Stock as quoted (without retail markup or markdown and without commissions) on the Nasdaq National Market since its initial public offering is provided below. They do not necessarily represent actual transactions.

                                                                                     High            Low
                  Fiscal 1998                                                        ----            ---
                      Second Quarter (since November 21, 1997).........          $      9.13     $      8.25
                      Third Quarter....................................                11.31            7.13
                      Fourth Quarter...................................                 9.63            4.56
                  Fiscal 1999
                      First Quarter....................................          $      5.63     $      2.88
                      Second Quarter...................................                 3.88            2.63
                      Third Quarter....................................                 4.25            1.81
                      Fourth Quarter...................................                 4.25            2.50
                  Fiscal 2000
                      First Quarter....................................          $      4.00     $      3.13
                      Second Quarter...................................                14.75            3.00
                      Third Quarter ...................................                35.75           12.88
                      Fourth Quarter ..................................                39.88           13.13
                  Fiscal 2001
                      First Quarter....................................          $     42.00     $     21.06
                      Second Quarter...................................                37.94           14.75
                      Third Quarter....................................                25.00           10.06
                      Fourth Quarter...................................                22.50            7.69


ITEM 6:  Selected Consolidated Financial Data

The following selected consolidated financial data with respect to our balance sheet data as of July 1, 2000 and June 30, 2001, and, with respect to our consolidated statement of operations data for each of the three years in the period ended June 30, 2001, have been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in its report included elsewhere in this report. The consolidated balance sheet data as of June 28, 1997, June 27, 1998 and July 3, 1999 and the consolidated statement of operations data for the years ended June 28, 1997, June 27, 1998 and July 3, 1999 have been derived from audited consolidated financial statements that are not included in this report. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included elsewhere in this report.

                                                                Fiscal Year Ended
                                               ------------------------------------------------------
                                              June 28,   June 27,    July 3,     July 1,    June 30,
                                                1997       1998        1999        2000        2001
                                             ---------   --------   ---------   ---------   ---------
    Consolidated Statement of Operations
Data:
    Net revenues........................      $ 34,050    $ 53,041   $ 31,523    $ 42,292    $112,715
    Cost of goods sold..................        27,352      42,150     27,070      36,633      90,021
                                             ---------    --------   --------   ---------   ---------
    Gross profit........................         6,698      10,891      4,453       5,659      22,694
    Operating expenses:
       Selling, general and administrative       2,996       5,067      3,760       4,324      16,027
       Research and development.........           749       1,243      1,044       1,409       6,484
   Amortization of goodwill and other
     intangible assets..................            --          --         --          --      16,536
                                             ---------   ---------  ---------   ---------   ---------
    Operating income (loss).............         2,953       4,581       (351)        (74)    (16,353)
    Interest income (expense)...........          (822)       (496)      (553)        447       1,034
    Other income (expense), net.........            95         252         40         272         805
    Equity earnings in affiliate........            --          --        382       2,381       4,421
                                             ---------   ---------  ---------   ----------  ---------
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle.................         2,226       4,337       (482)      3,026     (10,093)
    Income tax benefit (provision)......          (605)     (1,480)       258          97       5,760
                                              --------    --------   --------   ---------   ---------
Net income (loss) before cumulative effect
   of change in accounting principle....         1,621       2,857       (224)      3,123      (4,333)
                                              --------    --------   --------   ---------   ----------
Cumulative effect of change in accounting
   principle............................            --          --         --         (50)         --
                                             ---------   ---------  ---------   ----------  ---------
    Net income (loss)...................         1,621       2,857       (224)      3,073      (4,333)
    Preferred dividends.................            --          --         --          --        (367)
    Net income (loss) per common share..      $  1,621    $  2,857   $   (224)   $  3,073    $ (4,700)
                                             =========   =========  =========   =========   ==========

    Net income (loss) per common share
       Basic............................      $   0.58    $   0.90   $  (0.06)    $  0.72    $  (0.73)
                                              ========    ========   ========    ========   =========
       Diluted..........................      $   0.58    $   0.85   $  (0.06)    $  0.69    $  (0.73)
                                              ========    ========   ========    ========   =========
Weighted average common shares outstanding
       Basic............................         2,796       3,181      3,478       4,255       6,414
                                              ========    ========   ========    ========    ========
       Diluted..........................         2,814       3,375      3,478       4,439       6,414
                                              ========    ========   ========    ========    ========

    Consolidated Balance Sheet Data
    Working capital.....................      $  5,534    $ 10,747   $ 11,812    $ 63,785    $ 15,684
    Total assets........................        21,541      28,697     30,195      87,478     169,426
    Long-term debt, net of current portion       6,448       4,175      7,180          --       6,483
    Total stockholders' equity..........         6,740      14,826     14,658      73,197      89,192

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this report.

     This report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "believe," "anticipate," "intend," "goal," "expects," and similar expressions may identify forward-looking statements. Our actual results, performance or achievements may differ materially from those anticipated or implied by such forward-looking statements. Factors that could cause or contribute to such material differences include those disclosed in the "Risk Factors" section of this report, which should be considered carefully.

Overview

     We are a leading provider of thin film deposition equipment to the FPD industry, the Architectural, Automotive and Solar Glass industry and the Web Packaging industry, and are pursuing the market for coatings on PET bottles. Our high volume, large area deposition systems are used by our customers to deposit thin films that enhance the material properties of the base substrate. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that become critical elements of the composition of our customers' products.

     Additionally, we sell coated glass substrates to the FPD industry. These products are used by our customers as a component in the manufacturing of black and white liquid crystal displays ("LCD").

     Since our inception in 1976, we have manufactured our own deposition equipment for use in our coated glass production process. In 1996, when high end flat panel technologies demanded that LCD manufacturers process their own glass substrates in their factory, we expanded our product offering to include our deposition equipment. Since that time, we began investing in the commercialization of our thin film deposition equipment and coating processes for the high end of the LCD market. The recent growth in the equipment side of our business has been enhanced by an acquisition of our largest competitor at the end of calendar 2000.

     On December 31, 2000, we acquired the Large Area Coatings division ("LAC") of Unaxis. The LAC division is now operating as Applied Films Germany, a wholly-owned subsidiary of Applied Films Corporation with manufacturing in Alzenau, Germany and sales and service offices in Asia, Europe and the United States. Applied Films Germany designs, manufactures and sells large area coating equipment in four product areas with global markets. The principal Applied Films Germany product areas are display, architectural glass, automotive glass, solar and web coaters. We are also pursuing the market for coatings on PET bottles for soft drinks and other beverage markets.

     The Applied Films Germany operations consist of the sale of equipment, significantly increasing the revenue base from sales of equipment, customer base and employee base of Applied Films.

     The acquisition of the LAC business substantially changed the amount and nature of our revenues. The majority of our revenues are now derived from the sale of thin film coating equipment to manufacturers serving the display, architectural glass and packaging markets. The equipment we sell to the display industry is sold to manufacturers of Flat Panel Displays ("FPD") with various end markets such as Active Matrix LCDs ("AMLCD") used in laptop and flat desktop monitors and Plasma Display Panels ("PDP") for hang on the wall televisions, as well as other emerging FPD technologies. The equipment we sell to the architectural glass industry is sold to manufacturers of large glass panels used in the construction of commercial buildings, skyscrapers, and automobiles, as well as to the solar industry for the generation of power using light from the sun or other sources. The equipment we sell to the web packaging industry is sold to manufacturers of rolled films for the packaging industry. These films are usually either plastic or thin foil requiring a thin film layer application to enhance the barrier properties of the final package addressing product freshness or shelf life if it is a perishable food packaging application. Other uses for this equipment platform include decorative packaging where a thin film layer enhances the color or the texture of the package and touch panels where a conductive thin film layer is applied. The equipment we are developing and marketing to the soft drink and beer bottling industries applies an exterior barrier coating designed to enhance the shelf life for beverages packaged in plastic ("PET") bottles. This high-speed deposition equipment reduces the permeability of the bottle preventing the carbonation from escaping or contaminating gases from entering the bottle.

     Revenues for thin film coating equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. The lead-time for completion of the thin film coating equipment is generally six to twelve months, depending on the product line. To date, we have primarily priced our thin film coating equipment in U.S. dollars and German marks. Coating equipment backlog increased substantially as a result of the acquisition to $99.2 million at the end of fiscal 2001 versus $8.8 million at fiscal year end 2000.

     Sales of thin film coated glass to manufacturers of LCDs comprise the balance of our revenues. Most of our LCD manufacturing customers are located in Asia. In June of 1998, we formed a 50/50 joint venture in China with Nippon Sheet Glass Co. ("NSG"), to process, sell and export certain types of thin film coated glass.

     For fiscal 2001, 67% of our revenues were generated from exports to customers outside of our manufacturing centers in the United States and Europe, compared to 93% exported to customers outside of our manufacturing center, in the United States for fiscal 2000.

     Coated glass sales and related costs are recognized when products are shipped to the customer. Historically, sales have varied substantially from quarter to quarter, and we expect such variations to continue. We are typically able to ship our thin film coated glass within 30 days of receipt of the order; therefore, the Company does not customarily have a significant long-term backlog for coated glass sales. Historically, we have experienced significant price pressure from time to time in our thin film coated glass business. We expect continued downward pressure on our selling prices in the future.

     We sell most of our glass and equipment products to customers in the local currency of the location of manufacture. For Longmont, in U.S. dollars and for Alzenau, in German marks or Euros, except for sales to certain Japanese customers which are denominated in Japanese yen. Gross sales in Japanese yen and German marks were approximately $12.7 million and $0, respectively, for fiscal 2000, and $6.9 million and $61.5 million, respectively, for fiscal 2001. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure. We also purchase raw glass from certain Japanese suppliers in transactions denominated in yen, which partially offsets foreign currency risks on thin film coated glass sales. Our purchases of raw material denominated in Japanese yen were approximately $2.4 million in fiscal 2000 and $1.8 million for fiscal 2001. As of June 30, 2001, accounts receivable denominated in Japanese yen and German marks were approximately $1.3 million and $4.7 million, or approximately 10% and 39%, respectively, of total accounts receivable. As of June 30, 2001, accounts payable denominated in Japanese yen and German marks were approximately $0.9 million and $5.8 million, or 7% and 45%, respectively, of total accounts payable. We are generally paid by customers for Japanese yen denominated sales within approximately 15 to 45 days following the date of sale.

     As of June 30, 2001, our outstanding bank debt was approximately $6.5 million on our line of credit, compared to $0 at the end of fiscal 2000. This level of borrowings, together with our $2.5 million debt guarantees with our joint venture, represents the use of the entire available credit under this credit facility.

Results of Operations

     The following table sets forth information derived from the consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

                                                        Fiscal Year Ended
                                                -----------------------------
                                                July 3,     July 1,     June 30,
                                                  1999        2000         2001
                                              ---------    ---------   ---------
Consolidated Statement of Operations Data:
Net revenues............................         100.0%       100.0%      100.0%
Cost of goods sold......................          85.9         86.6        79.9
                                              --------     --------    --------
Gross profit............................          14.1         13.4        20.1
Operating expenses:
     Selling, general and administrative          11.9         10.2        14.2
     Research and development...........           3.3          3.3         5.7
     Amortization of goodwill and other
     intangible assets..................           --           --         14.7
                                              --------     --------    --------
Operating income (loss).................          (1.1)        (0.1)      (14.5)
Interest income (expense)...............          (1.8)         1.1         0.9
Other income (expense)..................           0.2          0.6         0.7
Equity earnings in affiliate............           1.2          5.6         3.9
                                              --------     --------    --------
Income (loss) before income taxes.......          (1.5)         7.2        (9.0)
Income tax benefit (provision)..........           0.8          0.2         5.1
                                              --------     --------    --------
Net income (loss) before cumulative effect
   of change in accounting principle....           (.7)         7.4        (3.9)
Cumulative effect of change in accounting
  Principle.............................            --         (0.1)        --
                                              ---------    ---------   --------
Net income (loss).......................           (.7)%        7.3%       (3.9)%
                                              ==========   =========   ========

     Net revenues. Net revenues were $112.7 million, $42.3 million, and $31.5 million in fiscal years 2001, 2000, and 1999, respectively. Net revenues rose 167% from fiscal 2000 to fiscal 2001, due to the acquisition. Net revenues increased 34% from fiscal 1999 to fiscal 2000 due to the growth in equipment revenues driven by the sales of the ATX-700 into the Plasma Display market as well as growth during fiscal 2000 in the coated glass segment of the market. Thin film coated glass sales decreased 22% from $35.2 million in fiscal 2000 to $27.5 million in fiscal 2001 This reduction was caused by reduced demand for STN Glass used in cellular phones as well as the transfer of a coating system to our joint venture in China. Due to the 50% ownership of the joint venture in China we do not consolidate the revenues so any capacity shift to the joint venture will result in a reduction of revenue. Thin film coated glass sales increased from $26.9 million to $35.2 million from fiscal 1999 to fiscal 2000, mainly as a result of the increase in STN Glass demand used in cellular phones in the second half of fiscal 2000.

     Revenues from thin film coating equipment increased 1,100% to $85.2 million for fiscal 2001 compared with $7.1 million for fiscal 2000, due to the acquisition of the Leybold Large Area Coatings division of Unaxis. The revenues of the LAC group consist entirely of the sale of equipment. This growth was also caused in part by the sales of the ATX-700. During fiscal 2000 and shortly after, we sold three ATX-700 systems and recognized revenue on a percentage of completion basis and profit margin on two of those systems in the second half of fiscal 2000. We had no bookings for revenue for ATX-700 systems for fiscal 1999, and the equipment revenue in fiscal 1999 was generated mainly by the sale of a refurbished coating system that was in operation in Longmont to the Joint Venture.

     Gross Profit. Gross profits increased almost fourfold to $22.7 million in fiscal 2001 from $5.7 million in fiscal 2000, driven by the increase in the equipment revenues from the acquisition. Gross profits increased to $5.7 million in fiscal 2000 from $4.5 million in fiscal year 1999 driven by the addition of the margins from the revenue recognized on the ATX-700 systems. As a percentage of net revenues, gross profit margins were 20.1%, 13.4%, and 14.1% in fiscal years 2001, 2000, and 1999, respectively. This improvement in gross margins as a percent of sales for fiscal 2001 was driven by the increase in the equipment revenues which generally have higher profit margins than coated glass revenues.

     Selling, General and Administrative. Selling, general and administrative expenses totaled $16.0 million, $4.3 million, and $3.8 million for fiscal years 2001, 2000, and 1999, respectively. The substantial increase in fiscal 2001 was driven by the additions to the administration, sales and marketing teams through the acquisition. Fiscal 1999 and 2000,

SG&A expenses remained sequentially fairly constant. As a percentage of sales, selling, general and administrative costs were 14.2%, 10.2%, and 11.9% for fiscal years 2001, 2000, and 1999, respectively.

     Research and Development. Research and development expenses in fiscal 2001 grew to $6.5 million, up from $1.4 million in fiscal 2000, and $1.0 million for fiscal years 2001, 2000, and 1999, respectively. The increase in Research and Development expenses was driven by the additional staff and capabilities added in Germany through the acquisition. Research and development expenditures consisted primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development efforts. As a percentage of net revenues, research and development expenses were 5.7%, 3.3%, and 3.3% in fiscal years 2001, 2000, and 1999, respectively.

     Interest Income (Expense). Interest income (expense) was $1.0 million, $447,000, and ($553,000) for fiscal years 2001, 2000, and 1999, respectively.
The interest income generated in both fiscal 2000 and 2001 was from investments on excess cash from the approximately $55 million raised in the follow-on common stock offering that closed in March 2000. In fiscal 1999 we had interest expense on the approximately $7.2 million in bank debt that was outstanding as of the fiscal year end.

     Other Income (Expense). Other income (expense) was $805,000, $272,000, and $40,000 in fiscal years 2001, 2000, and 1999 respectively. Our other income is generated from realized foreign currency translation adjustments as well as royalties earned from our Joint Venture.

     Income Tax Benefit (Provision). We recorded a tax benefit during fiscal 2001 of approximately $5.7 million. The goodwill and other intangibles portions of the purchase price paid for the acquisition will be deductible when amortized. The charge to earnings for in-process R&D that was taken in the third fiscal quarter related to the acquisition was also deductible. As a result, our tax benefit in fiscal 2001 is substantial. We recorded a $258,000 tax benefit during fiscal year 1999. We received a refund of $522,000 in fiscal 1999 for estimated payments and we applied the tax loss carryback to previous fiscal years. The income tax benefit for fiscal 2000 was $97,000, representing an effective tax rate of a negative 3.3%. This benefit was primarily derived from the reversal of the income tax accrual on the equity income from the joint venture that was accrued in fiscal 1999. Other factors contributing to the relatively low effective tax rate in fiscal 2000 were interest and current year equity in earnings in the Joint Venture income that are not subject to tax. The tax benefit of $5.7 million for fiscal 2001 was the result of goodwill amortization and accrued Research and Development. Another contributing factor is that the equity in the earnings of the Joint Venture is not subject to taxation.

Quarterly Results of Operations

     The following table sets forth summary unaudited quarterly financial information for the eight fiscal quarters ended June 30, 2001. In the opinion of management, such information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and reflects all necessary adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period and any trends reflected in such results may not continue in the future. Our results of operations may be subject to significant quarterly variations (in thousands).

                                                Fiscal 2000                                Fiscal 2001
                                                -----------                                -----------
                                               Quarter Ended                               Quarter Ended
                                   --------------------------------------    ---------------------------------------
                                      Sep      Jan       Apr       Jul           Sep        Dec       Mar       Jun
                                      1999     2000      2000      2000         2000        2000      2001      2001
                                   ---------------------------------------   ----------  ---------------------------
Net revenues....................    $7,388   $ 8,308   $11,759   $14,837      $16,870    $10,309   $44,981   $40,528
Cost of goods sold..............     6,475     7,042    10,301    12,815       14,322      9,861    35,293    30,518
                                     -----   -------   -------   -------      -------     ------    ------    ------
Gross profit....................       913     1,266     1,458     2,022        2,548        448     9,688    10,010
Operating expenses:
   Selling, general and
administrative..................       809       902     1,084     1,529        1,689      1,536     6,354     6,446
   Research and development.....       349       315       360       385          413        485     2,632     2,955
   Amortization of goodwill and
    other intangible assets.....        --        --        --        --           --         --    13,969     2,568
                                    ------   -------   -------   -------      -------     ------    ------    ------
Operating income (loss).........      (245)       49        14       108          446     (1,573)  (13,267)   (1,959)
Interest income (expense).......      (139)     (101)       32       655          536        666       (90)      (78)
Other income (expense)..........       180        14       125       (47)         107        230       108       358
Equity earnings in affiliate....       449       369       697       866        1,285      1,647     1,041       448
                                    ------   -------  --------   -------      -------     ------    ------   -------
Income (loss) before income taxes      245       331       868     1,582        2,374        970   (12,208)   (1,231)
Income tax benefit (provision)..       (83)      343       (61)     (102)        (120)       483     5,399        (2)
                                    ------   -------   --------  --------     --------    ------    ------   --------
Net income (loss) before
  cumulative effect of  change
  in accounting principle.......       162       674       807     1,480        2,254      1,453    (6,809)   (1,233)
Cumulative effect of change in
   accounting principle.........       (50)       --        --        --           --         --        --        --
                                    ------   -------   -------   -------      -------     ------    ------    ------
Net income (loss)...............    $  112   $   674   $   807   $ 1,480      $ 2,254     $1,453   $(6,809)  $(1,233)
                                    ======   =======   =======   =======      =======     ======   ========  ========

     The following table sets forth the above unaudited information as a percentage of total net revenues.

                                                   Fiscal 2000                               Fiscal 2001
                                                   -----------                               -----------
                                                  Quarter Ended                             Quarter Ended
                                      --------------------------------------    ------------------------------------
                                        Sept.    Jan.      Apr.      July         Sep.      Dec.     March      June
                                        1999     2000      2000      2000         2000      2000      2001      2001
                                      -------- --------  --------  --------     --------  -------- -------   -------
Net revenues....................       100.0%   100.0%    100.0%    100.0%       100.0%    100.0%   100.0%    100.0%
Cost of goods sold..............        87.6     84.8      87.6      86.4         84.9      95.7     78.5      75.3
                                        ----   ------    ------    ------       ------    ------   ------    ------
Gross profit....................        12.4     15.2      12.4      13.6         15.1       4.3     21.5      24.7
Operating expenses:
   Selling, general and
administrative..................        11.0     10.8       9.2      10.3         10.0      14.9     14.1      15.9
   Research and development.....         4.7      3.8       3.1       2.6          2.5       4.7      5.9       7.3
   Amortization of goodwill and
   other intangible assets......           --      --        --        --           --        --     31.0       6.3
                                        -----    ----     -----      ----         ----     -----    -----     -----
Operating income (loss).........        (3.3)     0.6       0.1       0.7          2.6     (15.3)   (29.5)     (4.8)
Interest income (expense).......        (1.9)    (1.2)      0.3       4.4          3.2       6.5     (0.2)     (0.2)
Other income (expense)..........         2.4      0.2       1.1      (0.2)          .7       2.2      0.2       0.9
Equity earnings in affiliate....         6.1      4.4       5.9       5.8          7.6      16.0      2.3       1.1
                                         ---      ---       ---       ---          ---      ----      ---    ------
Income (loss) before income taxes        3.3      4.0       7.4      10.7         14.1       9.4    (27.2)     (3.0)
Income tax benefit (provision)..        (1.1)     4.1       (.5)      (.7)         (.7)      4.7     12.0        --
                                        -----     ---       ----      ----         ----      ---     ----      ----
Net income (loss) before cumulative
   effect of  change in accounting
   principle....................         2.2      8.1       6.9      10.0         13.4      14.1    (15.2)     (3.0)
Cumulative effect of change in
   accounting principle.........        (0.7)      --        --        --           --        --       --        --
                                         ---      ---       ---      ----         ----      ----     ----      ----
Net income (loss)...............         1.5%     8.1%      6.9%     10.0%        13.4%     14.1%   (15.2)%    (3.0)%
                                         ====     ====      ====     =====        =====     =====   =======  ========

     The increase in quarterly sales during the second half of fiscal 2000 was driven by the demand for STN coated glass and recognition of revenue on the two ATX-700 systems that were sold during the year. Net revenues of thin film coated glass for fiscal 2001 decreased to $27.6 million versus $35.2 million during fiscal year 2000. This reduction in sales for coated glass products was driven by the transfer of a refurbished coating machine that was producing revenue in Longmont during fiscal 2000 to our Joint Venture in China. Additionally, coated glass revenues were negatively affected by a reduced demand for STN glass used in cellular phones and PDAs in the second half of fiscal 2001. Sales and related costs of thin film coated glass products are recognized when products are shipped.

     Revenue of thin film coating equipment totaled $85.2 million in fiscal 2001 versus $7.1 million in fiscal 2000. This increase in revenue as well as the concentration in equipment was due to the acquisition of the LAC business. In the second half of fiscal 2001 greater than 85% of our revenues were generated from the equipment side of the business compared to 25% for the second half of fiscal 2000 when the ATX-700 revenues began to be recognized.

     Equity earnings in affiliate have grown substantially since the joint venture commenced production in April 1999, to a high of $1.6 million for the second quarter of fiscal 2001. The joint venture benefited from increased demand for STN coated glass which allowed STEC to shift production to the higher margin STN product through the second quarter of fiscal 2001. During the second half of fiscal 2001, Joint Venture earnings fell dramatically as cell phone manufacturers experienced a surplus inventory of handsets and reduced the demand for STN coated glass. This industry situation negatively affected our profits at STEC for the third and fourth quarters of fiscal 2001.

     Because a significant portion of our overhead is fixed, our quarterly results of operations may be materially affected if sales of thin film coated glass or thin film coating equipment decline for any reason.

Liquidity and Capital Resources

     We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock, a private offering of Series A Convertible Preferred Stock, and with borrowings. Cash provided by operating activities for fiscal 2001 was $20.2 million compared to $3.9 million for the corresponding period in fiscal 2000. As of June 30, 2001, we had cash and cash equivalents of approximately $26.2 million and working capital of $15.7 million. As of June 30, 2001, accounts receivable were approximately $12.3 million.

     On October 18, 2000, we entered into a Share Purchase and Exchange Agreement agreeing to purchase the LAC business and the acquisition was completed on December 31, 2000. The purchase price was $65.5 million in cash and 673,353 shares of our common stock, subject to further post-closing adjustments based upon a final closing balance sheet for LAC business. As of June 30, 2001, we paid Unaxis $58.0 million in cash and delivered the 673,353 shares of our common stock. In addition, we have accrued $7.5 million pending resolution of the final closing balance sheet for the LAC business.

     The acquired LAC business includes operations and work in process which has increased the amount of working capital we need to conduct our business in future periods.

     Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of June 30, 2001, we had $8,982,556 outstanding in both borrowing and letters of credit, compared with $0 outstanding on July 1, 2000. Approximately $2.5 million of the outstanding borrowings and letters of credit under this facility is pledged to guarantee the debt at our Joint Venture.

     Cash used by investing activities for fiscal 2001 was $42.0 million compared to $21.1 million for fiscal 2000. Capital expenditures for fiscal 2001 were approximately $1.4, compared to $484,000 for fiscal 2000.

     We believe that our working capital and operating capital needs will continue to be met by operations, borrowings under the existing credit facility and the proceeds from the $10 million convertible preferred offering that was closed subsequent to the quarter ended December 30, 2000. Our capital requirements depend on a number of factors, including, but not limited to, the amount and timing of orders we receive and the timing of payments received from customers. If we require additional capital, we may consider various alternatives such as additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

Recent Financial Accounting Standards Board Statement.

     In July 2001 the Financial Accounting Standards Board issued SFAS No. 141 and No. 142 "Accounting for Business Combinations and Accounting for Goodwill and Other Intangible Assets". These pronouncements establish new accounting standards for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized under the new standards.

     SFAS Nos. 141 and 142 establish a new method of testing goodwill for impairment, requiring that goodwill be separately tested for impairment using a fair-value-based approach. The provisions apply not only to goodwill arising from acquisitions completed after June 30, 2001 but also to the unamortized balance of goodwill at the date of adoption. The Company is required to adopt the proposed standard beginning with the first quarter of fiscal 2003; however, it expects to adopt the standard early effective July 1, 2001. The Company has not fully evaluated the impact upon future operating results from the proposed standard. However, based upon the preliminary allocation of the LAC purchase price, and assuming the Company had adopted the proposed standard, the Company would not have recorded the full amortization expense related to goodwill from the LAC acquisition.

     In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Through the end of fiscal 1999, the Company had been deferring certain start-up costs related to the Joint Venture in China (see Note 5). A charge for the application of SOP 98-5 was recorded as a change in accounting principle during fiscal 2000.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138, did not have a material impact on the Company's consolidated financial statements.


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

     Approximately $6.5 million of our borrowed debt is subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked primarily to the Eurodollar rate and secondarily to the prime rate. We believe that a moderate change in either the Eurodollar rate or the prime rate would not materially affect our operating results or financial condition. A one percent change in interest rates would result in an approximate $65,000 annual impact on pre-tax income based on the quarters and borrowing level of debt subject to interest rate fluctuations.

Foreign Exchange Exposure

     We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At June 30, 2001, we had approximately $1.3 million in accounts receivable and $0.9 million of accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $4,000 net impact on pre-tax income based on the quarter end foreign currency denominated accounts receivable and accounts payable balances.

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

     International manufacturing operations are primarily based in Germany and constitute a significant portion of our revenues and identifiable assets. A predominant portion of these identifiable assets are based in German marks. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures.

     Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of operations as well as tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations.

     Effective January 1, 1999, eleven of fifteen member countries of the European Union established permanent rates of exchange between the members' national currency and a new common currency, the "euro". In this first phase, the euro is available for non-cash transactions in the monetary, capital, foreign exchange and interbank markets. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions until the euro currency is issued in January 2002 and the participating members' national currency is withdrawn by July 2002. Our European operations are located in Germany which is participating in this monetary union.

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

ITEM 8:  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Historical:

  Applied Films Corporation and Subsidiaries

    Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000.......   35

    Consolidated Statements of Operations for the fiscal years ended
       June 30, 2001, July 1, 2000, and July 3, 1999.......................   36

    Consolidated Statements of Stockholders' Equity for the fiscal
       years ended June 30, 2001, July 1, 2000, and July 3, 1999...........   37

    Consolidated Statements of Cash Flows for the fiscal years
       ended June 30, 2001, July 1, 2000, and July 3, 1999.................   38

    Notes to Consolidated Financial Statements.............................   39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Applied Films Corporation:

     We have audited the accompanying consolidated balance sheets of APPLIED FILMS CORPORATION (a Colorado corporation) and subsidiaries as of June 30, 2001 and July 1, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Films Corporation and subsidiaries, as of June 30, 2001 and July 1, 2000 and the consolidated results of their operations and their cash flows for the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999, in conformity with accounting principles generally accepted in the United States.



                                                /s/ ARTHUR ANDERSEN LLP
Denver, Colorado
July 19, 2001.

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                June 30, 2001      July 1, 2000
                                                                                              ------------------ ------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                    $      26,236     $      32,058
   Marketable securities                                                                                    -            20,167
   Accounts and trade notes receivable, net of allowance of $1,142 and $188                            12,267             6,273
   Costs and profit in excess of billings                                                              29,717             4,571
   Due from Joint Venture                                                                                   -               219
   Inventories, net of allowance of $613 and $261                                                      16,599            10,006
   Assets held for sale                                                                                     -             2,251
   Prepaid expenses and other                                                                             836               187
   Deferred tax asset, net                                                                                989               480
                                                                                              ------------------ ------------------
     Total current assets                                                                              86,644            76,212

Property, plant and equipment, net of accumulated depreciation of $9,998 and $8,479                     7,746             5,320
Goodwill and other intangible assets, net of accumulated amortization of $5,036 and $0                 58,097                 -
Investment in Joint Venture                                                                             9,852             5,746
Deferred tax asset, net                                                                                 6,780               136
Other assets                                                                                              307                64
                                                                                              ------------------ ------------------
         Total assets                                                                            $    169,426     $      87,478
                                                                                              ================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                                                                       $      13,063     $       9,971
   Accrued expenses                                                                                    39,841             2,138
   Accrued pension benefit obligation                                                                   6,876                 -
   Income taxes payable                                                                                     -                98
   Billings in excess of revenue                                                                        8,716                 -
   Current portion of:
     Deferred revenue                                                                                     279               164
     Deferred gain                                                                                         56                56
Deferred tax liability                                                                                  2,129                 -
                                                                                              ------------------ ------------------
     Total current liabilities                                                                         70,960            12,427

Long-term debt                                                                                          6,483                 -
Deferred revenue, net of current portion                                                                2,202             1,210
Deferred gain, net of current portion                                                                     589               644
                                                                                              ------------------ ------------------
         Total liabilities                                                                             80,234            14,281
                                                                                              ------------------ ------------------

STOCKHOLDERS' EQUITY:
   Series A Convertible Preferred Stock, no par value, 1,000,000 shares authorized;
     1,000 and 0 shares outstanding at June 30, 2001 and July 1, 2000, respectively                     8,571                 -
   Common Stock, no par value, 40,000,000 shares authorized, 6,832,701 and
     6,040,856 shares issued and outstanding at June 30, 2001 and July 1, 2000, respectively           83,207            64,959
   Warrants and stock options                                                                             876                 -
   Other cumulative comprehensive loss                                                                 (7,020)              (20)
   Retained earnings                                                                                    3,558             8,258
                                                                                              ------------------ ------------------
       Total stockholders' equity                                                                      89,192            73,197
                                                                                              ------------------ ------------------

Total liabilities & stockholders' equity                                                        $     169,426     $      87,478
                                                                                              ================== ==================

          See Accompanying Notes to Consolidated Financial Statements.

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                       For The Fiscal Years Ended
                                                         -------------------------------------------------------
                                                           June 30, 2001      July 1, 2000      July 3, 1999
                                                         ----------------- ------------------ ------------------
Net revenues                                              $     112,715     $      42,292      $      31,523
Cost of goods sold                                               90,021            36,633             27,070
                                                         ----------------- ------------------ ------------------
Gross profit                                                     22,694             5,659              4,453
Operating expenses:
   Selling, general and administrative expenses                  16,027             4,324              3,760
   Research and development expenses                              6,484             1,409              1,044
   Amortization of goodwill and other intangible assets          16,536                 -                  -
                                                         ----------------- ------------------ ------------------
Income (loss) from operations                                   (16,353)              (74)              (351)
Other (expense) income:
   Interest income (expense)                                      1,034               447               (553)
   Other income                                                     805               272                 40
   Equity in earnings of Joint Venture                            4,421             2,381                382
                                                         ----------------- ------------------ ------------------
Income (loss) before income taxes and
   cumulative effect of change in accounting principle          (10,093)            3,026               (482)
Income tax benefit                                                5,760                97                258
                                                         ----------------- ------------------ ------------------
Income (loss) before cumulative effect
   of change in accounting principle                             (4,333)            3,123               (224)
                                                         ----------------- ------------------ ------------------
Cumulative effect of change in
   accounting principle, net of taxes                                 -               (50)                 -
Net income (loss)                                                (4,333)            3,073               (224)
                                                         ----------------- ------------------ ------------------
Preferred stock dividends                                          (367)                -                  -
                                                         ----------------- ------------------ ------------------
Net income (loss) applicable to common stockholders       $      (4,700)    $       3,073      $        (224)
                                                         ================= ================== ==================
Net income (loss) per common share:
   Basic                                                  $       (0.73)    $        0.72      $       (0.06)
                                                         ================= ================== ==================
   Diluted                                                $       (0.73)    $        0.69      $       (0.06)
                                                         ================= ================== ==================
Weighted average common shares outstanding:
   Basic                                                          6,414             4,255              3,478
                                                         ================= ================== ==================
   Diluted                                                        6,414             4,439              3,478
                                                         ================= ================== ==================

          See Accompanying Notes to Consolidated Financial Statements.

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    FOR THE FISCAL YEARS ENDED JUNE 30, 2001, JULY 1, 2000, AND JULY 3, 1999
                       (In thousands, except share data)

                                                                        Other
                                                                      Cumulative     Common                             Total
                                 Common Stock      Preferred Stock   Comprehensive    Stock     Deferred    Retained  Stockholder's
                               Shares    Amount    Shares    Amount   Gain (Loss)    Warrants  Compensation Earnings    Equity
-------------------------------------------------------------------------------------------------------------------------------
Balances, June 27, 1998       3,472,688   $ 9,424        --    $   --   $     --     $  --       $   (7)     $ 5,409   $14,826
-------------------------------------------------------------------------------------------------------------------------------
   Net (loss)...............         --        --        --        --         --        --           --        (224)      (224)
   ESPP stock issuance......     10,564        33        --        --         --        --           --          --         33
   Exercise of stock options      3,806        16        --        --         --        --           --          --         16
   Amortization of deferred
    compensation............         --        --        --        --         --        --            7          --          7
-------------------------------------------------------------------------------------------------------------------------------
Balances, July 3, 1999        3,487,058     9,473        --        --         --        --           --       5,185     14,658
-------------------------------------------------------------------------------------------------------------------------------
   Net income...............         --        --        --        --         --        --           --       3,073      3,073
   ESPP stock issuance......      5,481        39        --        --         --        --           --          --         39
   Stock options, including
    income tax benefits of
    $253      ..............     48,317       383        --        --         --        --           --          --        383
   Issuance of shares in
    connection with
    secondary offering (net
    of offering costs of
    $461)...................  2,500,000    55,064        --        --         --        --           --          --     55,064
   Comprehensive income:
   Unrealized gain (loss)
    on foreign currency
    translation.............         --        --        --        --        (20)       --           --          --        (20)
-------------------------------------------------------------------------------------------------------------------------------
Balances, July 1, 2000        6,040,856    64,959        --        --        (20)       --           --       8,258     73,197
-------------------------------------------------------------------------------------------------------------------------------
   Net income...............         --        --        --        --         --        --           --      (4,333)    (4,333)
   ESPP stock issuance......      3,916        55        --        --         --        --           --          --         55
   Stock options, including
    income tax benefits of
    $515                        114,576       847        --        --         --        --           --          --        847
   Issuance of stock in
    connection with
    acquisition of LAC......    673,353    17,346        --        --         --        --           --          --     17,346
   Issuance of Series A
    convertible preferred
    stock...................         --        --     1,000     8,571         --        --           --          --      8,571
   Issuance of common stock
    warrants in connection
    with issuance of Series
    A convertible preferred
    stock...................         --        --        --        --         --       876           --          --        876
   Preferred stock dividends         --        --        --        --         --        --           --        (367)      (367)
   Comprehensive income:
    Unrealized gain (loss)
    on foreign currency
    translation.............         --        --        --        --     (7,000)       --           --          --     (7,000)
-------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 2001       6,832,701   $83,207     1,000   $ 8,571   $ (7,020)   $  876      $    --    $  3,558    $89,192
-------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated statements.

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            For The Fiscal Years Ended
                                                                    --------------------------------------------
                                                                    June 30, 2001    July 1, 2000   July 3, 1999
                                                                    --------------- -------------- -------------
Cash Flows from Operating Activities:
   Net income (loss)                                                 $   (4,333)     $    3,073      $     (224)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities -
     Depreciation                                                         2,094           1,826           1,759
     Amortization of deferred compensation & new cash
       compensation expense                                                 143               -               7
     Amortization of deferred gain on lease and Joint Venture              (334)           (220)           (108)
     Amortization of goodwill and other intangible assets                16,536               -               -
     Deferred income tax (benefit) provision                             (4,509)           (628)            530
     Equity in earnings of affiliate                                     (4,106)         (2,217)           (330)
     Deferred gain on equipment sale to Joint Venture                     1,386               -           1,588
     Cost of equipment sale to Joint Venture                              2,251               -           1,693
     Changes in:
       Accounts and trade notes receivable, net                           4,224            (991)            385
       Costs and profits in excess of billings                           (7,203)         (3,011)              -
       Inventories                                                        8,469          (1,872)          1,903
       Prepaid expenses and other                                           299             622             253
       Accounts payable - and accrued expenses                           (3,339)          6,503          (2,534)
       Billings in excess of revenue                                      8,716               -               -
       Income taxes (receivable) payable                                    (98)            809          (1,002)
                                                                    --------------- -------------- -------------
Net cash flows from operating activities                                 20,196           3,894           3,920
                                                                    --------------- -------------- -------------

Cash Flows from Investing Activities:
   Purchases of property, plant, and equipment                           (1,350)           (484)         (2,800)
   Acquisition of LAC                                                   (60,857)              -               -
   Purchase of assets held for sale                                           -            (369)              -
   Investment in Joint Venture                                                -               -          (3,236)
   Purchases of marketable securities                                         -         (21,367)              -
   Proceeds from sale of marketable securities                           20,167           1,200               -
   Other                                                                      -             (64)              -
                                                                    --------------- -------------- -------------
Net cash flows from investing activities                                (42,040)        (21,084)         (6,036)
                                                                    --------------- -------------- -------------

Cash flows from Financing Activities:
   Proceeds from borrowings of long-term debt                            18,862           3,623          12,747
   Repayment of long-term debt                                          (12,379)        (11,024)         (9,598)
   Stock issuance on stock purchase plan, and stock options                 387             422              49
   Proceeds from issuance of preferred stock and warrants, net            9,304               -               -
   Proceeds from secondary offering                                           -          55,525               -
   Dividends paid on preferred stock                                       (322)              -               -
   Offering costs                                                             -            (461)              -
                                                                    --------------- -------------- -------------
Net cash flows from financing activities                                 15,852          48,085           3,198
                                                                    --------------- -------------- -------------

Effect of exchange rate changes on cash and cash equivalents                170               -               -
Net (decrease) increase in cash                                          (5,822)         30,895           1,082
Cash and cash equivalents, beginning of period                           32,058           1,163              81
                                                                    --------------- -------------- ------------
Cash and cash equivalents, end of period                             $   26,236      $   32,058      $    1,163
                                                                    =============== ============== =============
Supplemental cash flow information:
   Cash paid for interest, net of amounts capitalized                $      489      $      366      $      735
                                                                    =============== ============== =============
   Cash received for income taxes, net                               $      (15)     $     (560)     $     (100)
                                                                    =============== ============== =============

  The accompanying notes are an integral part of these consolidated statements.

                    APPLIED FILMS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  COMPANY ORGANIZATION AND OPERATIONS

     Applied Films Corporation (the "Company" or "AFCO") is a leading provider of thin film deposition equipment to the Flat Panel Display ("FPD") industry, the Architectural, Automotive and Solar Glass industry, the Web Packaging industry and are pursuing the market for coatings on PET (polyethylene terephthalate) bottles. The Company's high volume, large area deposition systems are used by its customers to deposit thin films that enhance the material properties of the base substrate. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that become critical elements of the composition of its customers' products.

     Additionally, the Company sells coated glass substrates to the FPD industry. These products are used by its customers as a component in the manufacturing of black and white liquid crystal displays ("LCD").

     Since inception in 1976, the Company has manufactured its own deposition equipment for use in our coated glass production process. In 1996, when high end flat panel technologies demanded that LCD manufacturers process their own glass substrates in their factory, the Company expanded its product offerings to include its proprietary deposition equipment. Since that time, the Company began investing in the commercialization of thin film deposition equipment and coating processes for the high end of the LCD market. The recent growth in the equipment side of the business has been enhanced by an acquisition of the Company's largest competitor at the end of calendar 2000.

     On December 31, 2000, the Company acquired the Large Area Coatings division ("LAC") of Unaxis. The LAC division is now operating as Applied Films Germany, a wholly-owned subsidiary of the Company with manufacturing in Alzenau, Germany and sales and service offices in Asia, Europe and the United States. Applied Films Germany designs, manufactures and sells large area coating equipment in four product areas with global markets. The principal Applied Films Germany product areas are display, architectural glass, automotive glass, solar and web coaters. The Company is also pursuing the market for coatings on PET bottles for soft drinks and other beverage markets.

     Joint Venture

     In June of 1998, the Company formed a 50/50 Joint Venture (the "Joint Venture") in China with Nippon Sheet Glass Co. ("NSG") to process, sell and export certain types of thin film coated glass (Note 5).

(2)  SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Joint Venture Income Taxes

     During fiscal year 2000, the Company determined that the earnings from the Joint Venture would not be distributed to the Company for the foreseeable future; therefore, a provision for U.S. income taxes need not be provided on the earnings from the Joint Venture. During fiscal year 1999, the Company accrued for income taxes to be paid on the earnings from the Joint Venture at a rate of 34%. Based on the fiscal year 2000 determinations, the taxes originally provided during fiscal year 1999, as well as those provided through the first quarter of fiscal year 2000 on the earnings from the Joint Venture, were reversed in the second quarter of fiscal year 2000 resulting in an additional tax benefit for fiscal year 2000 of approximately $260,000. No provision for taxes on Joint Venture earnings has been accrued during fiscal year 2001.

     Fiscal Year

     The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2001, 2000, and 1999 include 52, 52, and 53 weeks, respectively.

     Cash and Cash Equivalents

     The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

     Marketable Securities

     The Company classifies all of its short-term investments that do not qualify as cash equivalents as trading securities. Such short-term investments consist of municipal debt securities and corporate bonds. Trading securities are bought and held principally for the purpose of selling them in the near term. Realized and unrealized gains and losses on such securities are reflected as other income in the accompanying statements of operations. Trading securities are carried at current market value which are based upon quoted market prices using the specific identification method.

     As of July 1, 2000, the Company had $3.5 million in corporate bonds and approximately $16.7 million in municipal debt securities. The Company had no significant concentration of credit risk arising from investments and had no significant unrealized gains or losses at July 1, 2000. The Company did not have any marketable securities at June 30, 2001.

     Inventories

     Inventories consist of glass related materials used in the production of coated glass, and materials used in the construction of systems. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at June 30, 2001 and July 1, 2000 consist of the following (in thousands):

                                                 June 30, 2001     July 1, 2000
                                                 -------------     ------------
Raw materials, net............................    $    5,116       $    4,003
Work-in-process...............................         5,822               --
Materials for manufacturing systems...........           733              195
Finished goods, net...........................         4,928            5,808
                                                  ----------       ----------
                                                  $   16,599       $   10,006
                                                  ==========       ==========

     Property, Plant, and Equipment

     Property, plant and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives. Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the asset or lease term.

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

     Depreciation expense was approximately $2.1 million, $1.8 million and $1.8 million for the years ended June 30, 2001, July 1, 2000 and July 3, 1999, respectively

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates. Also, the Company's deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets which it believes it will more likely than not fail to realize.

     Deferred Gain

     During 1997, the Company entered into a lease transaction with a third party for the Company's manufacturing and administrative facility in Longmont, Colorado, which included a purchase option early in the lease period. The Company sold this purchase option to another third party, who exercised this option and purchased the building. The Company then entered into a new lease of the facility which includes a purchase option (Note 11). The Company received $834,000 from the original purchase option, which is deferred and is being amortized on a straight-line basis over the term of the lease of 15 years.

     Recoverability of Tangible and Intangible Assets

     The Company evaluates the carrying value of all long-lived assets wherever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

     Coated Glass Revenue Recognition

     Coated glass revenues are recognized upon shipment to the customer pursuant to the terms specified in the purchase order. A provision for estimated sales returns and allowances is recognized in the period of the sale.

     Equipment Sales Revenue Recognition

     Revenues on a substantial majority of contracts relating to the construction and sale of thin film coating equipment are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction - Type and Certain Production-Type Contracts" ("SOP 81-1"). Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Billings in excess of costs and profit represent amounts billed pursuant to the contract terms which occur prior to the Company's recognition of revenues on the contract for financial reporting purposes. Costs and profits in excess of billings represent revenues earned prior to billing.

     Contracts in progress at June 30, 2001 and July 1, 2000 are as follows (in thousands):

                                                                           June 30, 2001           July 1, 2000
                                                                           -------------           ------------
    Costs incurred on contracts in progress and estimated profit .....     $    100,013            $     6,211
    Less: billings to date............................................          (79,012)                (1,640)
                                                                           ------------            -----------
    Costs and profit in excess of billings, net.......................     $     21,001            $     4,571
                                                                           ============            ===========

     The balances billed but not paid by customers pursuant to retainage provisions in equipment contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date will generally be collected within the subsequent fiscal year. Retainage generally ranges from 0% to 10% of amounts billed to customers during the progress of the contract. Retainage amounts, that are actually billed, are included in accounts receivable in the accompanying balance sheets.

     The Company offers warranty coverage for equipment sales for a period ranging from 3 to 12 months after final installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

     Contracts that do not qualify for the percentage of completion method under SOP 81-1 are accounted for using the completed contract method. Revenues are recognized when all provisions of the contract are fulfilled. Costs to complete the contract are deferred until the related revenue is recognized.

     Losses on contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated. As of June 30, 2001, the Company had accrued approximately $10 million for loss contracts. No such losses were identified for contracts in progress at July 1, 2000.

     Spare Parts Revenue Recognition

     Spare parts revenues are recognized upon shipment to the customer.

     Deferred Revenue

     During fiscal 1999 and 2001, the Company sold certain thin film coating equipment to the Joint Venture (Note 5). Because the Company owns 50% of the Joint Venture, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross margins, approximately $1.4 and $1.3 million, respectively, which will be recognized on a straight-line basis over ten years, the estimated depreciable life of the equipment. The amortization of the gross margins are included with equity in earnings of Joint Venture in the accompanying consolidated statements of operations.

     Research and Development Expenses

     Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab costs, and depreciation of equipment used in research and development activities. The Company incurred approximately $6.5 million, $1.4 million and $1.0 million of research and development expenses for the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999, respectively, net of reimbursements received from a contracting research organization.

     In addition, during fiscal 2001, the Company recognized $11.5 million of acquired in-process research and development obtained in the acquisition of LAC, which is included in amortization of goodwill and other intangible assets on the companying consolidated statement of operations.

     Foreign Currency Transactions

     The Company generated 67% and 93% of its revenues in fiscal years 2001 and 2000, respectively, from sales to foreign corporations located outside of the Company's manufacturing centers in the United States and Europe, primarily in Asia. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in Japanese Yen. For those transactions denominated in Japanese Yen, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to the functional currency using the end of the period spot exchange rate. Transaction gains and losses are charged or credited to income during the year, and any unrealized gains or losses are recorded as other income or loss at the end of the period.

     Foreign Currency Translation

     The results of the Company's foreign subsidiaries are translated to U.S. Dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of other cumulative comprehensive loss.

     Other Cumulative Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income", establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Other cumulative comprehensive income for the Company represents foreign currency items associated with the translation of the Company's investment in its foreign subsidiaries and the Joint Venture.

     Net Income (Loss) Income Per Common Share

     The Company follows SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share ("EPS"). Under this statement, basic earnings (loss) per share is computed by dividing the income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings
(loss) per share is determined by dividing the income or loss available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method.

     A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows (in thousands of shares):

                                                                    Fiscal Years Ended
                                                             ---------------------------------
                                                                2001        2000        1999
                                                                ----        ----        ----
Weighted average number of common shares outstanding           6,414       4,255       3,478
   (shares used in basic earnings per share computation)..
Effect of potentially dilutive securities.................       N/A         184         N/A
                                                              ------     -------     -------
Shares used in diluted earnings per share
   Computation............................................     6,414       4,439       3,478
                                                              ======     =======     =======

     As all potentially dilutive securities were antidilutive for fiscal years 2001 and 1999, the effect of common stock issuable upon the conversion of convertible preferred stock and exercise of all options and warrants has been excluded from the computation of diluted earnings per share for fiscal years 2001 and 1999.

     Goodwill and Other Intangible Assets

     Goodwill resulting from acquisitions is being amortized using the straight-line method over an estimated useful life of seven years. Specifically identified intangible assets are being amortized over estimated lives ranging from five to seven years.

     Shipping and Handling Costs

     Shipping and handling costs are included as a reduction of revenue in the attached consolidated financial statements. Shipping and handling costs for fiscal years 2001, 2000 and 1999 were approximately $613,000, $1.3 million, and $1.2 million, respectively.

     Recent Accounting Standards

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP No. 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Through the end of fiscal 1999, the Company had been deferring certain start-up costs related to the Joint Venture in China (Note 5). A charge for the application of SOP No. 98-5 was recorded as a change in accounting principle during fiscal 2000.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of the standard did not have a material impact on the Company.

     Following the acquisition of LAC on December 31, 2000, the Company has entered into foreign currency forward contracts to mitigate the risk of changes in exchange rates on firm sale commitments denominated in foreign currencies.

These contracts qualify as fair value hedges pursuant to SFAS No. 133. Accordingly, the fair value of the derivative instruments are recorded on the balance sheet and are offset by changes in the fair value of the related firm commitments. The ineffective portion of the derivative instruments are recorded currently in income. Such amounts have not been significant.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements establish new accounting standards for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized under the new standards.

     SFAS Nos. 141 and 142 establish a new method of testing goodwill for impairment, requiring that goodwill be separately tested for impairment using a fair-value-based approach. The provisions apply not only to goodwill arising from acquisitions completed after June 30, 2001 but also to the unamortized balance of goodwill at the date of adoption. The Company is required to adopt the proposed standard beginning with the first quarter of fiscal 2003; however, it expects to adopt the standard early effective July 1, 2001. The Company has not fully evaluated the impact upon future operating results from the proposed standard. However, based upon the preliminary allocation of the LAC purchase price, and assuming the Company had adopted the proposed standard, the Company would not have recorded the full amortization expense related to goodwill from the LAC acquisition.

     Related Parties

     In addition to the Company's Joint Venture investment described in Note 5, the Company has engaged in certain related party transactions. During fiscal 2001 and 2000, the Company recognized approximately $1.5 million and $245,000, respectively, of sales revenue to a company of which a member of the Company's board of directors is an officer, and the Company had $1.3 million and $583,000, respectively, of purchases from a company of which a member of the Company's board of directors is an officer.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.


(3)     ACQUISITION OF LAC

     The Company completed the acquisition of LAC on December 31, 2000. Pursuant to the purchase agreement, the purchase price is estimated to be $85,700,000, which is comprised of $65,500,000 of cash and 673,353 shares of Applied Films Corporation common stock valued at $25.76 per share (total value of $17,345,000, based upon the average of the closing market prices for the three days before and after, and the day of, the public announcement of the transaction, October 18, 2000), plus approximately $2,855,000 of transaction costs. The acquisition has been accounted for under the purchase method of accounting. The final purchase price is subject to adjustment based upon the closing balance sheet prepared on a post closing basis. The final determination of such balance sheet has not been made.

     The accounts of this acquisition have been included in the Company's consolidated financial statements from the acquisition date. The purchase price has been allocated based upon the estimated fair value of the identifiable assets acquired and liabilities assumed. The excess of the purchase price over fair value of net identifiable assets has been allocated to goodwill. The estimated $85,700,000 purchase price has been allocated as follows (in thousands):

Net current assets                                  $   10,170
Long-term liabilities                                   (9,029)
Goodwill                                                49,892
Other intangible assets                                 20,000
Property, plant and equipment                            3,167
In-process research and development                     11,500
                                                ---------------
Total allocation of estimated purchase price        $   85,700
                                                ===============

     The allocation is preliminary and subject to adjustment based upon the final determination of the purchase consideration and the fair value of the assets acquired and liabilities assumed. Goodwill is being amortized on a straight-line basis over a seven year period. Other intangible assets are being amortized on a straight line basis over periods of

5 to 7 years. In-process research and development represents the intangible value of in-process research and development projects that had not yet reached technical feasibility. The related technology had no alternative use and required substantial additional development by the Company. In-process research and development was charged to operations during the quarter ended March 31, 2001.

     The following unaudited pro forma information reflects the pro forma consolidated results of operations for the Company giving effect to the LAC acquisition and related issuance of Series A convertible preferred stock and warrants as if the transactions occurred on July 2, 2000 and July 4, 1999, respectively. The unaudited pro forma results include the unaudited historical operating results of LAC for six months ended December 31, 2000 and 12 months ended July 1, 2000, respectively. The unaudited pro forma data is not necessarily indicative of the Company's results of operations that would actually have been reported if the transaction in fact had occurred on July 2, 2000 and July 4, 1999, respectively, and is not necessarily representative of the Company's consolidated results of operations for any future period.

                                                                         Fiscal Year Ended
                                                    ------------------------------------------------------------
                                                            June 30, 2001                 July 1, 2000
                                                    ----------------------------- ------------------------------
                                                               (in thousands, except per share data)
                                                      Historical     Pro Forma      Historical     Pro Forma
                                                    ------------- --------------- -------------- ---------------
                                                                            (unaudited)
Net revenues                                         $   112,715    $   174,740    $    42,292    $   119,460
Operating income (loss)                                  (16,353)       (23,371)           (74)       (20,387)
Net loss                                                  (4,333)       (12,330)        (3,073)       (10,412)
Income (loss) per common share - basic and diluted        ($0.73)   $     (2.04)        ($0.72)   $     (2.28)


(4)     LONG-TERM DEBT

                                                                                June 30, 2001    July 1, 2000
                                                                                -------------    ------------
                                                                                       (in thousands)
Revolving credit facility, due September 17, 2002, secured by eligible accounts receivable, inventory, equipment and fixtures, as defined in the agreement; interest payable quarterly and accrued based on the prime rate and/or the Eurodollar rate, at the election of the Company at the beginning of each month, plus a factor varying based on earnings before interest, taxes, depreciation and amortization, as defined by the agreement (5.99% and
   8% at June 30, 2001 and July 1, 2000,
   respectively).................................................               $    6,483       $       --
                                                                                ----------       ----------
                                                                                     6,483               --
Less-current portion.............................................                       --               --
                                                                                ----------       ----------
   Total long-term debt..........................................               $    6,483       $       --
                                                                                ==========       ==========

     On March 27, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Agreement"), which consolidated all outstanding debt into a revolving credit facility with maximum availability of $11,500,000, due on June 30, 2000. Effective July 1999, the maturity Agreement was extended to September 17, 2002. The Company must maintain certain financial ratios to remain in compliance with the Agreement, including a ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and a ratio of total liabilities to tangible net worth, and maintain a certain amount of tangible net worth, all as defined in the Agreement. At June 30, 2001, the Company was in compliance with all covenants. Approximately $2.5 million of the facility is used to guaranty the debt of the Joint Venture. Interest expense was approximately $489,000, $328,000 and $557,000 for the years ended June 30, 2001, July 1, 2000, and July 3, 1999, respectively.

(5)     INVESTMENT IN JOINT VENTURE

     In June 1998, the Company formed a 50/50 Joint Venture with NSG in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the Joint Venture. During fiscal 1999 and the first quarter of fiscal 2001, the Company sold refurbished equipment to the Joint Venture for use in the process of thin film coating of glass. The sales prices were approximately $5.1 and $4.7 million, respectively. During the fourth quarter of fiscal 2001, the Company manufactured an upgrade to its existing equipment and sold it to the Joint Venture for $915,000.

     The Joint Venture began operations during the fourth quarter of fiscal 1999. The Company records 50% of income or loss from operations of the Joint Venture after elimination of the impact of interentity transactions. The Company's share of profits realized by the Joint Venture on sale of inventory to the Company are eliminated as are adjustments to inventory to the extent that such inventory is held by the Company at the end of the period. The functional currency for the Joint Venture is the local currency. The Company's investment in the Joint Venture is translated into U.S. dollars using the year-end exchange rate. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period. The cumulative translation gain or loss is recorded as other comprehensive income in Company's consolidated financial statements.

     During fiscal years 2001 and 2000, the Company purchased coated glass totaling $5.8 million and $7.7 million, respectively, from the Joint Venture, of which $1.1 million and $1.2 million, respectively, remained in inventory. In addition, the Company received royalties totaling $278,000 for the year ended June 30, 2001, $284,000 for the year ended July 1, 2000 and $44,000 for the year ended July 3,1999. In March 2000, the Company agreed to guarantee approximately $2.5 million of the debt of the Joint Venture.

     Summarized statement of operations information for the Joint Venture for the fiscal years ended June 30, 2001, July 1, 2000 and July 3, 1999, is presented below (in thousands):

                                                                  Fiscal Year Ended
                                                -----------------------------------------------------
                                                  June 30, 2001      July 1, 2000       July 3, 1999
                                                  -------------      ------------       ------------
Joint Venture:
     Operating revenues                           $    32,360        $    23,882        $     4,139
                                                  ===========        ===========        ===========
     Net income                                   $     8,202        $     4,095        $       660
                                                  ===========        ===========        ===========
AFCO's equity in earnings:
     Proportionate share of net income
         after eliminations                       $     4,087        $     2,217        $       330
     Amortization of deferred gain on sale
         of equipment                                     334                164                 52
                                                  -----------        -----------        -----------
     Equity in earnings of Joint Venture          $     4,421        $     2,381        $       382
                                                  ===========        ===========        ===========

     Summarized balance sheet information for the Joint Venture as of June 30, 2001, July 1, 2000, and July 3, 1999, is presented below (in thousands):

                                                  June 30, 2001       July 1, 2000       July 3, 1999
                                                  -------------       ------------       ------------
Assets:
     Current assets..........................      $     8,410        $     9,956         $     5,411
     Property, plant, and equipment, net.....           27,860              9,921              10,414
                                                   -----------        -----------         -----------
                                                   $    36,270        $    19,877         $    15,825
                                                   ===========        ===========         ===========

Capitalization and liabilities:
     Current liabilities......................     $     9,239        $     5,397         $     7,125
     Long-term debt...........................           7,321              2,800               1,596
     Common shareholders' equity..............          19,710             11,680               7,104
                                                   -----------        -----------         -----------
                                                   $    36,270        $    19,877         $    15,825
                                                   ===========        ===========         ===========

     As of June 30, 2001 and July 1, 2000, the Company had accounts payable to the Joint Venture of approximately $42,000 and $2.7 million, and receivables from the Joint Venture approximately $265,000 million and $218,000, respectively.


(6)      ASSETS HELD FOR SALE

     During fiscal 2000, the Company entered into an agreement to sell refurbished equipment to the Joint Venture for approximately $4.7 million. The equipment had been used in the Company's thin film coated glass segment. The sale was subject to customary terms, including installation and acceptance at the Joint Venture's premises. The Company recorded the sale during the first quarter of fiscal 2001. Accordingly, the equipment was classified as assets held for sale at July 1, 2000.


(7)      STOCKHOLDERS' EQUITY

     Secondary Offering

     In March 2000, the Company completed a secondary public offering of 3,066,500 shares, including 2,500,000 newly issued shares. In connection with this offering, certain founders sold less than 50% of their interest consisting of 566,500 shares.

     Stock Options

     In May 1993, the board of directors approved the Company's 1993 Stock Option Plan (the "1993 Plan") covering 276,500 shares of common stock. The exercise price of these options is determined by the board of directors. The options granted in fiscal years 1994 and 1995 vested over a four year period and, under its original terms, were not exercisable until after an initial public offering of common stock was completed by the Company. Accordingly, the Company accounted for the 1993 Plan as a variable plan until June 30, 1995, at which time the board of directors declared that the options then outstanding were exercisable, subject to their vesting terms. The Company has recorded approximately $597,000 of deferred compensation related to all options, which is equal to the excess of the estimated fair market value of the common stock as of July 1, 1995 over the exercise price. As of July 3, 1999, all of the compensation has been expensed.

     In April 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") covering 272,500 shares of common stock, as amended. The exercise price of options granted under the 1997 Plan is determined by the board of directors based upon estimated fair market value. The options granted are to vest ratably over four years. In October 1999, the shareholders of the Company approved an increase of 100,000 shares to the 1997 Plan, increasing the shares available for granting to 372,500 shares. In October 2000, the shareholders of the Company approved an increase of 650,000 shares to the 1997 Stock Option Plan, increasing the shares available to 1,022,500 shares.

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

     Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal 2001, 2000, and 1999 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                              2001           2000            1999
                                                              ----           ----            ----
     Risk-free interest rate.........................         5.99%          6.24%           5.21%
     Expected lives..................................        7 years        7 years         7 years
     Expected volatility.............................         161%           136%             77%
     Expected dividend yield.........................         0.0%           0.0%            0.0%

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

     The total fair value of options granted was computed to be approximately $4.1 million, $738,000, and $51,000 for the years ended June 30, 2001, July 1, 2000, and July 3, 1999, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $894,000, $220,000, and $88,000 for the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999, respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) would have been reported as follows (in thousands, except share data):

                                                                    For The Fiscal Year Ended
                                                          -------------- -------------- ----------------
                                                            June 2001      July 2000       July 1999
                                                            ---------      ---------       ---------
     Net income (loss):
         As reported.................................      $  (4,333)     $    3,073     $    (224)
                                                           ==========     ==========     ==========
         Pro forma...................................      $  (5,227)     $    2,853     $    (313)
                                                           ==========     ==========     ==========

     Basic earnings (loss) per share:
         As reported.................................      $    (.73)     $     0.72     $   (0.06)
                                                           ==========     ==========    ===========
         Pro forma...................................      $    (.87)     $     0.67     $   (0.09)
                                                           ==========     ==========    ===========

    A summary of the 1993 and 1997 Plans is as follows:

                                                                    For the Fiscal Years Ended
                                     --------------------------------------------------------------------------------------------
                                           June 30, 2001                    July 1, 2000                    July 3, 1999
                                     ---------------------------     ----------------------------    ----------------------------
                                                    Weighted                         Weighted                         Weighted
                                                     Average                         Average                          Average
                                       Options    Exercise Price       Options    Exercise Price       Options     Exercise Price
                                       -------    --------------       -------    --------------       -------     --------------
Outstanding at beginning of year        455,076      $    4.22          384,296      $    3.42         379,645      $   3.77
         Granted                        230,236          18.31          124,160           6.30          89,568          3.02
         Forfeited                       (8,900)         29.73           (5,063)         (3.16)        (81,111)         4.65
         Exercised                     (114,576)          2.94          (48,317)         (2.88)         (3,806)         2.87

Outstanding at end of year              561,836           9.88          455,076           4.22         384,296          3.42
                                        =======      =========          =======      =========         =======      ========
Exercisable at end of year              228,778           4.16          268,076           3.45         260,288          3.25
                                        =======      =========          =======      =========         =======      ========

Weighted average fair value of
    options granted                                  $   11.87                       $    5.94                      $   2.05
                                                     =========                       =========                      ========

     The following table summarizes information about employee stock options outstanding and exercisable at June 30, 2001:

                                                 Options Outstanding                         Options Exercisable
                                  --------------------------------------------------  -------------------------------
                                     Number of           Weighted
                                      Options            Average          Weighted          Number          Weighted
                                   Outstanding at       Remaining         Average       Exercisable at      Average
           Range of                   June 30,         Contractual        Exercise         June 30,         Exercise
        Exercise Prices                 2001          Life in Years        Price             2001            Price
----------------------------      ----------------   ---------------    ------------   ---------------    ------------
$2.32 - $3.00                         151,471              6.29          $  2.75            85,181           $ 2.59
$3.01 - 5.26                          161,814              5.70             4.06           131,586             4.24
$5.27 - 13.99                          11,515              6.18             7.20             8,636             7.20
$14.00 - 38.50                        237,036              9.47            18.59             3,375            32.75
                                 ------------                                          -----------
                                      561,836                                              228,778
                                 ============                                          ===========

     Employee Stock Purchase Plan

     On September 5, 1997, the board of directors of the Company adopted, and the shareholders subsequently approved, the Applied Films Corporation Employee Stock Purchase Plan (the "Purchase Plan"). On September 8, 2000, the board of directors adopted the third amendment to the Applied Films Employee Stock Purchase Plan. The Purchase Plan will permit eligible employees of the Company to purchase shares of common stock through payroll deductions. Shares are purchased at 85% of the fair market value of the common stock on the last trading day in each six month purchase period. Up to 100,000 shares of common stock may be sold under the Purchase Plan. Shares sold under the Purchase Plan may be newly issued shares or shares acquired by the Company in the open market. Unless terminated earlier by the board of directors, the Purchase Plan will terminate when all shares reserved for issuance have been sold thereunder. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code of 1986, as amended, and will be administered in accordance with the limitations set forth in Section 423 and the rules and regulations thereunder.

     During fiscal 2001 and 2000, the Company issued shares to employees under this plan at a purchase price ranging from $3.15 to $32.96 per share. A total of 19,961 shares have been issued under the plan since inception.

Series A Convertible Preferred Stock

     Overview

     On January 18, 2001, the Company sold $10.0 million in Series A Convertible Preferred Stock ("Series A") that is convertible into common stock at a conversion price of $19.75 per common share. The conversion price of the Series A is subject to adjustment under certain circumstances. The Series A carries a dividend rate of 7% until October 16, 2001, and then the rate increases to 8.5% unless certain conditions are satisfied. During fiscal year 2001, the Company accrued $366,722, or $367 per share, of Series A in dividends. The Series A may be exchanged at the Company's option for a 5% subordinated convertible debenture due January 16, 2004. The Company also issued two grants of warrants in connection with this offering: warrants to purchase 75,949 shares of common stock at $22.33 per share and warrants to purchase 17,468 shares at $20.09 per share. The warrants are immediately exercisable, and may be exercised any time over a five and three year period, respectively. The Company determined the fair value of these warrants to be approximately $733,623 using the Black-Scholes option pricing model using the following weighted average assumptions:

        Risk-free interest rate                   4.99%
        Expected life                         1.5 years
        Expected volatility                        100%
        Expected dividend yield                    0.0%

     The estimated fair value of these warrants was recorded in stockholders' equity with an offset to the amount attributed to the Series A. These securities also contain certain registration rights with respect to the underlying shares of common stock.

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

     If at any time after July 16, 2001, the Company's equity market capitalization is less than $50.0 million for 20 consecutive trading days, then the holders of Series A have a special put right at their discretion to convert all or a portion of the then outstanding Series A into common stock at a conversion price equal to the average of the closing price for the ten trading days immediately preceding the date on which they exercise their special put option.

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

     Subordination

     The Convertible Debentures, when and if issued, will rank junior to the Company's existing bank debt and to any extensions, refinancings or replacements of that debt.

(8)      INCOME TAXES

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

     The net deferred tax asset (liability) is comprised of the following (in thousands):

                                                                       June 30, 2001       July 1, 2000
                                                                       -------------       ------------
    Inventories..................................................         $   276            $   160
    Accrued expenses.............................................           2,839                335
    Deferred compensation........................................             202                181
    Deferred gain................................................             240                261
    Deferred revenue.............................................             373                513
    Goodwill and other intangible assets                                    4,601                 --
    Net operating loss carry forwards                                       2,159                 --
                                                                          -------            -------
           Total deferred tax assets.............................          10,690              1,450
                                                                          -------            -------

    Property, plant and equipment................................            (771)              (794)
    Uncompleted contracts........................................          (4,255)                --
    Other  ......................................................             (24)               (41)
                                                                          -------            -------
           Total deferred tax liabilities........................          (5,050)              (835)
                                                                          -------            -------
           Total deferred tax asset, net.........................         $ 5,640            $   615
                                                                          =======            =======

     Income tax (benefit) provision for the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999 consist of the following (in thousands):

                                                                                Fiscal Years Ended
                                                                 --------------------------------------------------
                                                                  June 30, 2001    July 1, 2000     July 3, 1999
                                                                  -------------    ------------     ------------
Current provision (benefit):
    Federal...................................................      $  (95)           $   484          $ (718)
    State.....................................................          (9)                47             (70)
    Foreign...................................................      (1,147)                --              --
                                                                    -------           -------          ------
       Total current provision (benefit)......................      (1,251)               531            (788)
Deferred provision (benefit):
    Federal...................................................      (1,848)              (572)            483
    State.....................................................        (180)               (56)             47
    Foreign...................................................      (2,481)                --              --
                                                                    -------            -------         ------
       Total deferred provision (benefit).....................      (4,509)              (628)            530
                                                                    -------            -------         ------
       Total tax provision (benefit)..........................     $(5,760)            $  (97)         $ (258)
                                                                   ========            =======         =======

     Reconciliations between the effective statutory federal income tax provision (benefit) rate and the Company's effective income tax provision
(benefit) rate as a percentage of net income (loss) before taxes were as follows:

                                                                                        Fiscal Years Ended
                                                                          ----------------------------------------------
                                                                            June 30,         July 1,          July 3,
                                                                              2001             2000             1999
                                                                          --------------  --------------  --------------
Statutory federal income tax (benefit) provision rate............             (34.0)%          34.0%           (34.0)%
State income taxes...............................................              (3.3)            3.3             (3.3)
Foreign income taxes and other...................................              (1.8)            0.1              2.0
Equity earnings in Joint Venture.................................             (14.3)          (33.2)              --
Tax exempt interest income.......................................              (3.7)           (6.4)              --
Effect of foreign sales corporation..............................               --             (1.1)           (18.1)
                                                                              ------          ------           ------
    Effective income tax provision (benefit)                                  (57.1)%          (3.3)%          (53.4)%
                                                                              =======         =======          ======

    As of June 30, 2001, the Company had Federal net operating losses available to offset future taxable income of approximately $5.7 million. Such net operating loss carryforwards expire through 2021. Under the provisions of the Internal Revenue Code, as amended, the Company's foreign sales corporation may exempt a portion of its export related taxable income from federal and state income taxes.


(9)      EMPLOYEE BENEFIT PLANS

     Profit Sharing Plan

     In August 1992, the board of directors adopted a profit sharing plan for all non-executive employees. The amount to be contributed to the profit sharing pool, subject to the approval of the Company's board of directors, is generally 10% of pre-tax income before interest income, royalty income and profit sharing expense. Profit sharing is paid to employees in cash quarterly based on a combination of their length of service with the Company and their pay level. The Company expensed approximately $539,000, $299,000, and $0 in fiscal years 2001, 2000, and 1999, respectively, related to this plan.

     Pension Plan

     LAC maintains a noncontributory defined benefit pension plan covering substantially all employees of LAC. Benefits are based primarily on compensation during a specified period before retirement of specified amount for each year of service. The assumed pension liability of approximately $6.9 million is reflected in the accompanying consolidated balance sheet as of June 30, 2001, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of June 30, 2001.

     The following table sets forth the benefit obligation, the funded status of the pension plan, amounts recognized on the Company's consolidated financial statements, and the principle weighted average assumptions used (in thousands):

                                                                     Year end
                                                                   June 30, 2001
                                                                 ------------------
Change in Benefit Obligation:
Benefit obligation at beginning of year                           $            -
Service costs                                                                485
Interest costs                                                               428
Actuarial losses                                                             338
Foreign exchange losses                                                      153
Acquisition                                                                5,810
Benefits paid
                                                                 ------------------
Benefit obligation at end of year                                 $        7,214
                                                                 ------------------

Funded Status:
Unrecognized net actuarial gain                                   $       (7,214)
Unrecognized prior service cost                                              338
                                                                 ------------------
Net amount recognized                                             $       (6,876)
                                                                 ------------------

Amounts Recognized in the Balance Sheets:
Accrued Benefit Liability                                         $       (6,876)
                                                                 ------------------
Net amount recognized                                             $       (6,876)
                                                                 ------------------
Weighted-average Assumptions as of June 30, 2001:
Discount rate                                                               6.0%
Expected return on plan assets                                               N/A
Rate of compensation increase:
                  Employee                                                 2.75%
                  Retired                                                  2.25%

Components of Net Periodic Benefit Cost:
Service Cost                                                      $          485
Interest Cost                                                                428
Expected Return on plan assets                                                 -
Amortization of prior service costs                                            -
Recognition of actuarial loss                                                338
                                                                 ------------------
Net periodic benefit costs                                        $        1,251
                                                                 ------------------

(10)     SIGNIFICANT CUSTOMERS

     During fiscal years 2001, 2000, and 1999, approximately 67%, 93%, and 85%, respectively, of the Company's net revenues were exported to customers outside of the Company's manufacturing region. The Company's ten largest customers accounted for, in the aggregate, approximately 35%, 79%, and 62%, of the Company's net revenues in fiscal 2001, 2000, and 1999, respectively. The loss of, or a significant reduction of purchases by, one or more of these customers would have a material adverse effect on the Company's operating results.

     The breakdown of net revenues by geographic region is as follows (in thousands):

                                                       Fiscal Years Ended
                                           -------------------------------------------
                                              June 30,       July 1,        July 3,
                                                2001           2000           1999
                                           -------------- ------------- --------------
    Asia (other than Japan)                    $48,206        $24,641        $17,691
    Japan                                       27,552         13,929          7,645
    United States                               13,764          2,934          4,924
    Europe and other                            23,193            788          1,263
                                               -------        -------        -------
    Net revenues                              $112,715        $42,292        $31,523
                                              ========        =======        =======

     The Company's sales are typically denominated in U.S. dollars. However, certain customers of the Company currently pay in Japanese Yen and German Marks. As a result, the Company recognized approximately $19,000, ($43,000), and $24,000, of foreign currency exchange rate gain (loss) on foreign currency exchange rate fluctuations for the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999, respectively. The Company has approximately $1.3 million and $2.0 million of its accounts receivable and $0.9 and $2.4 million of its accounts payable denominated in Japanese Yen as of June 30, 2001 and July 1, 2000, respectively.

(11)     COMMITMENTS

     The Company is obligated under certain noncancelable operating leases for office, manufacturing and warehouse facilities, and various equipment. During June 1997, the Company entered into a lease for the Company's manufacturing and administrative location in Longmont, Colorado, which is accounted for as an operating lease. The lease commenced on January 30, 1998, and payments are fixed until the first day of the second lease year, at which time payments increase annually one and one-half percent plus one-half of the increase in the Consumer Price Index per annum. Lease payments have been normalized over the term of the lease. The initial lease term is 15 years, with two additional 5 year options to extend.

     The future minimum rental payments under the leases are as follows (in thousands):

                 Fiscal Year
                 2002.................................           $    957
                 2003.................................                952
                 2004.................................                894
                 2005.................................                890
                 2006.................................                903
                 Thereafter...........................              6,293
                                                                    -----
                                                                 $ 10,889

(12)     SEGMENT INFORMATION

     The Company manages its business and has segregated its activities into two business segments, the revenues of "Thin Film Coated Glass" and the revenues of "Thin Film Coating Equipment." Certain financial information for each segment is provided below (in thousands):

                                                                                   Fiscal Years Ended
                                                                   --------------------------------------------------
                                                                    June 30, 2001     July 1, 2000     July 3, 1999
                                                                    -------------     ------------     ------------
Net revenues:
     Thin film coated glass.................................        $      27,523    $      35,159     $      26,906
     Thin film coating equipment............................               85,192            7,133             4,617
                                                                    -------------    -------------     -------------
         Total net revenues.................................        $     112,715    $      42,292     $      31,523
                                                                    =============    =============     =============
Operating (loss) income:
     Thin film coated glass.................................        $      (1,798)   $       1,628     $        (148)
     Thin film coating equipment............................                1,981           (1,702)             (203)
     Amortization of goodwill and other intangible assets...              (16,536)              --                --
                                                                    --------------   -------------     -------------
         Total operating (loss) income......................        $     (16,353)   $         (74)    $        (351)
                                                                    ==============   ==============    ==============
Identifiable assets:
     Thin film coated glass.................................        $       3,311    $       3,734     $       6,634
     Thin film coating equipment............................                3,936            1,403                38
     Corporate and other....................................                  478              180             1,955
                                                                    -------------    -------------     -------------
         Total identifiable assets..........................        $       7,725    $       5,317     $       8,627
                                                                    =============    =============     =============

(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents approximates fair value due to the nature of the investments and the length of maturity of these investments. The fair value of the Company's debt is based on borrowing rates that would approximate existing rates; therefore, there is no material difference in their fair market value and the carrying value.


(14)     QUARTERLY INFORMATION (unaudited)

     The following table sets forth summary unaudited quarterly financial information for the eight fiscal quarters ended June 30, 2001.

                                           Fiscal 2001 Quarter Ended                    Fiscal 2000 Quarter Ended
                                    -----------------------------------------    -----------------------------------------
                                    Jun 2001  Mar 2001   Dec 2000   Sep 2000     Jul 2000   Apr 2000   Jan 2000  Sep 1999
                                    --------  --------   --------   --------     --------   --------   --------  --------
Net revenues....................... $40,528   $44,981    $10,309    $16,870      $14,837    $11,759     $8,308   $7,388
Cost of goods sold.................  30,518    35,293      9,861     14,322       12,815     10,301      7,042    6,475
                                     ------    ------     ------     ------       ------     ------     ------   ------
Gross profit.......................  10,010     9,688        448      2,548        2,022      1,458      1,266      913
Operating expenses:
   Selling, general and
administrative.....................   6,446     6,354      1,536      1,689        1,529      1,084        902      809
   Research and development........   2,955     2,632        485        413          385        360        315      349
   Amortization of goodwill and
    other intangible assets........   2,568    13,969         --         --           --         --         --       --
                                     ------    ------     ------     ------       ------     ------     ------   ------
Operating income (loss)............  (1,959)  (13,267)    (1,573)       446          108         14         49     (245)
Interest income (expense)..........     (78)      (90)       666        536          655         32       (101)    (139)
Other income (expense).............     358       108        230        107          (47)       125         14      180
Equity earnings in affiliate.......     448     1,041      1,647      1,285          866        697        369      449
                                        ---   -------    -------     ------       ------     ------     ------  -------
Income (loss) before income taxes..  (1,231)  (12,208)       970      2,374        1,582        868        331      245
Income tax benefit (provision).....      (2)    5,399        483       (120)        (102)       (61)       343      (83)
                                        ---    ------     ------     -------      -------    -------    ------  -------
Net income (loss) before
cumulative effect of  change in
accounting principle...............  (1,233)   (6,809)     1,453      2,254        1,480        807        674      162
Cumulative effect of change in
   accounting principle............       -        --         --         --           --         --         --      (50)
                                    -------    ------     ------     ------       ------     ------     ------   ------
Net income (loss).................. $(1,233)  $(6,809)    $1,453     $2,254       $1,480     $  807     $  674   $  112
                                    ========  ========    ======     ======       ======     ======    =======   ======

(15)     SUBSEQUENT EVENTS

     On July 1, 2001, the Company increased the amount of the guarantee for the debt of the Joint Venture to $5.0 million.

ITEM 9:  Changes in and Disagreements With Accountants and Financial Disclosure

     There  have  been  no  changes  in  or   significant   disagreements   with
Accountants.


                                    PART III

ITEM 10:  Directors and Executive Officers of the Registrant

     Information required to be furnished by Items 401 and 405 of Regulation S-K is included in our definitive Proxy Statement for our 2001 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the "2001 Proxy Statement") and is incorporated herein by reference.

ITEM 11:  Executive Compensation

     Information required to be furnished by Item 402 of Regulation S-K is included in our 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

     Information required to be furnished by Item 403 of Regulation S-K is included in our 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13:  Certain Relationships and Related Transactions

     Information required to be furnished by Item 404 of Regulation S-K is included in our 2001 Proxy Statement and is incorporated herein by reference.

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

     (b) Reports on Form 8-K The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2001.

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

                                           APPLIED FILMS CORPORATION

                                           By: /s/ Thomas T. Edman
                                               Thomas T. Edman, President
                                               August 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on August 16, 2001. The persons named below each hereby appoint Thomas T. Edman and Lawrence D. Firestone, and each of them severally, as his attorney in fact, to sign in his name and on his behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.

Signature                              Title

/s/ Cecil Van Alsburg                  Director, Chairman of the Board
Cecil Van Alsburg

/s/ Thomas T. Edman                    Director, President, and Chief Executive
Thomas T. Edman                        Officer (principal executive officer)

/s/ Lawrence D. Firestone              Treasurer and Chief Financial Officer and
Lawrence D. Firestone                  Secretary (principal financial officer)

/s/ Richard P. Beck                    Director
Richard P. Beck

/s/ John S. Chapin                     Director
John S. Chapin

/s/ Vincent Sollitto                   Director
Vincent Sollitto

/s/ Chad D. Quist                      Director
Chad D. Quist

/s/ Aitor Galdos                       Director
Aitor Galdos

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
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

     10.1 1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).

     10.2 1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No.
               333-47967)   by   reference   to  Exhibit  4.2  of   Registrant's
               Registration Statement on Form S-8 (Reg. No. 333-38426) any by reference to Exhibits 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-56376).

     10.3 Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to
               Exhibit 4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant's Registration Statement on Form S-8 (Reg. No. 333-56378).

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

     10.6 Agreement, dated November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

     10.7 Amended and Restated Credit Agreement, dated September 17, 1999, between Registrant and Bank One, Michigan, is incorporated by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 1999.

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

     10.10 Share Purchase and Exchange Agreement dated October 18, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to
               Exhibit 2.1 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

     10.11 Amendment Agreement dated December 29, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.2 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

     10.12 Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

     10.13 Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

     10.14 Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.5 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

     10.15 Registration Rights Agreement dated December 31, 2000, between Registrant and Balzers Process Systems GmbH is incorporated by reference to Exhibit 2.6 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

     10.16 Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.

     10.17 Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated January 16, 2001.

     10.18 Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.

     10.19 Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.

     10.20 Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.

     10.21 Common Stock Warrant No. 4 dated January 16, 2001 is incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated January 16, 2001.

     11.1      Statement re: computation of per share earnings.

     21.1 Subsidiary of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1 (Reg. No. 333-59984).

     23.1      Consent of Arthur Andersen LLP.

     24.1      Power of Attorney (included on page 56).

                                  Exhibit 11.1

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                    (in thousands, except per share amounts)

                                                                        June 30, 2001
                                                                        -------------
BASIC EARNINGS PER SHARE
Net income applicable to common stockholder (loss)                      $     (4,700)
Weighted average number of common shares outstanding                       6,413,802
Basic earnings per share                                                $       (.73)

DILUTED EARNINGS PER SHARE
Net income (loss)                                                       $     (4,333)
Weighted average number of common shares outstanding                       6,666,966
Assuming exercise of stock options                                           655,253
Assuming repurchase of treasury stock                                       (352,449)
                                                                    ----------------------
        Net incremental shares                                               302,804
Weighted average number of common shares
        Outstanding, as adjusted                                           6,969,770
Diluted earnings per share                                              $       (.62)

                                  Exhibit 23.1



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated July 19, 2001 included in this Form 10-K, into the Company's previously filed Registration Statement file numbers 333-47951, 333-47967, 333-38426, 333-51175, 333-95367, 333-56376 and 333-56378.



                                                 /s/ARTHUR ANDERSEN LLP

Denver, Colorado,
August 16, 2001