Form 10-K/A
period 2001-06-30
APPLIED FILMS CORP
filed 2001-09-06
CIK 1040660

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

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

ITEM 1(a):  General Development of Business

Introduction

We are a leading provider of thin film deposition equipment to the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. We have also developed a barrier coating solution technology for the plastic beverage bottle industry. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers' products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies. We also process and sell thin film coated glass to the flat panel display, or FPD, industry.

We leverage our thin film expertise, technology and market presence to address the evolving demand for more sophisticated, technologically advanced thin film deposition equipment. Our manufacturing operations in the United States and Germany together with our global sales and support offices enable us to provide thin film coating solutions to customers throughout the world. We have sold over 80 FPD deposition systems, 35 architectural and automotive glass thin film deposition systems, and 400 web coating systems and have sold two systems for coating plastic bottles. We have over 50 patents and patent applications related to thin film technologies.

Markets We Serve

Our thin film solutions enable our customers to offer the latest product innovations in the following markets:

Flat Panel Displays. FPDs are used in a wide variety of consumer and industrial products, including flat panel laptop and desktop computer monitors, plasma display televisions, cellular telephones, personal digital assistants, calculators, pagers, scientific instruments, portable video games, gasoline pumps, automotive instruments, point-of-sale terminals and a number of other electronic devices. Virtually all FPDs require optically transparent, electrically conductive thin films coated on substrates such as glass. Growth in the FPD market is driven by consumers' desire for increased access to information in wireless and portable communication devices with display capabilities. Consumers also desire to replace heavy, bulky cathode ray tube, or CRT, monitors and televisions with thinner, lighter FPDs. The increasing affordability of FPDs significantly expands the potential market. According to DisplaySearch, a flat panel display market research firm, the FPD market is expected to grow from approximately $24 billion in 2000 to approximately $63 billion by 2005, a compounded annual growth rate of approximately 21%.

Architectural, Automotive and Solar Glass. Thin film coated glass is used in buildings, automobiles and solar energy applications. Applying thin films on glass significantly reduces heat transfer through the glass, improving the efficiency of heating and cooling systems in buildings and vehicles. In addition, thin films form conductive layers and are integral components of solar cells. Demand for architectural and automotive coated glass is driven by the need for energy conservation in commercial and residential construction and increasingly, in automotive applications. The demand for reduced power consumption and alternative energy sources also drives demand for solar cells that use solar glass.

Consumer Products Packaging and Electronics. Web coating systems are used to deposit thin films on multi-layer flexible packaging for consumer food products and cigarettes. Web coating systems are also used to produce capacitors and other electronic components. Thin films are applied to a thin plastic or metal foil substrate to create a barrier, extending shelf life in consumer food products. Thin films provide the conductive and electronic elements critical to the manufacture of certain electronic products, such as capacitors and touch panel screens. The web coating packaging market is driven by demand for products packaged in bags and for decorative packaging. The web coating electronics market is driven by demand for touch panel applications and capacitors.

Plastic Beverage Bottles. Polyethylene terephthalate, or PET, plastic bottles are used in the beverage industry as an alternative to glass bottles. Many bottlers use glass instead of plastic because glass has superior barrier characteristics resulting in a longer product shelf life. Thin films improve the barrier characteristics of PET bottles, extending the shelf life of beverages by reducing the rate at which carbonation escapes or contaminants enter the bottle. The demand for PET bottles with more efficient barrier characteristics is driven by bottlers' desire to transition away from glass in favor of plastic, allowing them to reduce weight, lower transportation and component costs, and increase safety. We believe demand for coated PET bottles outside the United States will be driven by greater barrier requirements of smaller container sizes and warmer climates. According to Petrochemical Consulting International, carbonated beverage bottlers consume 44% of the world's PET bottle production.

Our Thin Film Technology Solutions

Over the past 25 years we have developed leading thin film technologies that we leverage to meet our customers' need for sophisticated, technologically advanced thin film deposition equipment. We have over 50 patents and patent applications related to thin film technologies, and we continue to invest in research and development. Historically, we manufactured thin film coated glass and have used that experience to transition our business to the design and manufacture of thin film deposition equipment.

Our broad range of thin film deposition equipment solves critical manufacturing issues for our customers with innovative coating and process technologies. We provide in-line or batch, high or low volume, high-yield deposition systems to coat thin films on large, rigid or flexible substrates. Our deposition solutions are highly specialized for our customers to enhance the electrical, optical and barrier qualities of the substrates used in their products.

The principal methods of deposition that we integrate in our systems are physical vapor deposition, or PVD, evaporation, and plasma enhanced chemical vapor deposition, or PECVD. PVD is a process technology in which molecules of coating material are bombarded with ions, or sputtered, from a target or source material. The material is then deposited on the substrate as a thin film. In the evaporation process, an electrical current is passed through target material in vacuum until it vaporizes and is then deposited onto the substrate as a thin film. PECVD is a process where plasma, a high energy field, is used to initiate a chemical reaction which then deposits a newly formed thin film onto the substrate. With each deposition method, the quality of the coatings, the cycle time of the process, the utilization of materials, and other factors are controlled by our technology solutions.

Our equipment manufacturing operations in the United States and Germany, together with our global sales and support offices, enable us to provide thin film deposition solutions around the world. Our knowledge, understanding of customer thin film coating requirements, and ongoing research and development enable us to make continuous improvements that provide our customers with high value and increasingly advanced technological solutions. The depth of our experience and technologies enables our customers to continue to develop innovative products for their current and future markets.

Strategy

Our objective is to enhance our position as a leading supplier of thin film deposition equipment. Key elements of our strategy include:

Focus on High Margin Equipment Opportunities. We have successfully implemented our strategy of transitioning from supplying thin film coated glass to manufacturing thin film deposition equipment. This transition has substantially improved our gross profit margins, as higher-margin equipment sales now constitute greater than 85% of our revenues. We will continue to focus our research and development on process technologies designed to further improve our margins.

Leverage Our Leadership in Our Core Markets. We are a market leader with the largest installed base in the FPD, the architectural and automotive glass markets, and the consumer products packaging and electronics markets. For example, we have sold over 80 FPD deposition systems, 35 architectural and automotive systems, and 400 web coating systems. We believe our reputation as a high quality supplier of thin film deposition equipment allows us to build on our customer relationships to generate additional orders as they grow their businesses in response to market demands and new product offerings. We intend to utilize our strong technological capabilities to capture additional market share in these markets.

Target Emerging High Growth Market Opportunities. We have recently entered and are focusing our research and development efforts on three high growth markets-solar cell, organic light emitting diodes, or OLEDs, and barrier coated PET bottles. According to PV Industry Roadmap, a report issued by photovoltaic industry consortium, the solar cell market is expected to grow 25% over the next three years. DisplaySearch, a flat panel display market research firm, predicts that the OLED segment of the FPD market will grow more than 60% per year over the next four years. Although the size of the market for barrier coated PET bottles has not been determined, we believe it presents us with significant opportunities due to our strategic relationships with The Coca-Cola Company and KRONES AG, a leading supplier of automated bottling equipment. We have installed equipment in the solar glass and coated PET bottle markets, and are working with our strategic partners to develop our technologies in each of these areas.

Engage in Strategic Relationships. Our strategic relationships have influenced our technological direction, maximized our research and development investments, and enhanced the sales, marketing and distribution of our products. For example, we developed and continue to improve our barrier coating process technology for PET bottles in partnership with The Coca-Cola Company and KRONES AG. Through collaboration with KRONES AG, we hope to expand into other markets and industries. We also entered into our joint venture in China, or China JV, with Nippon Sheet Glass Co., Ltd., or NSG, the world's largest supplier of glass to the FPD market, through which we coat and distribute glass to the FPD industry. We will continue to pursue strategic relationships with industry leaders in each new market we enter.

Continue to Serve Diverse Markets. We have applied our thin film technology to diverse markets ranging from consumer packaging for potato chip bags to plasma displays for televisions. We will continue to serve these diverse markets because we believe this reduces our exposure to the cyclical nature of any individual market.

ITEM 1(b):  Financial Information About Industry Segments

     We supply thin film coated glass primarily to LCD manufacturers and thin film coating equipment to several markets, which are currently considered to be two separate industry segments. For further discussion see "ITEM 8: Financial Statements and Supplementary Data - Note 12: Segment Information".

ITEM 1(c):  Narrative Description of Business

Products

Our thin film coating systems are used in many different applications spanning four distinct markets. The following table illustrates our principal products:

                                                    Deposition         Examples of          General Price
                 End Markets and Products             Method     End Market Application       Range(1)
                 ------------------------           ----------   ----------------------     --------------
                 Flat Panel Displays:
                   ATX-700                             PVD       Plasma televisions         $4-7 million
                   NEW ARISTO                          PVD       Laptop and desk monitors   $4-7 million
                   BTX                                 PVD       Color cell                 $1-3 million
                                                                 phones/personal
                                                                 Digital assistants

                 Architectural, Automotive and
                   Solar Glass:
                   Terra-G                             PVD       Low-E window glass         $10-20 million
                   A-Series                            PVD       Television screens         $7-15 million
                   SOLARISTO                          PECVD      Solar panels               $4-7 million

                 Consumer Products Packaging
                    and Electronics:
                   Multiweb                            PVD       Touch panels               $4-8 million
                   Top Met                         Evaporative   Cigarette packaging        $1-3 million
                   TOPBEAM                         Evaporative   Potato chip bags           $4-6 million
                   MULTIMET                        Evaporative   Capacitors                 $1-3 million

                 Plastic Beverage Bottles:
                   BESTPET-LG20                     Evaporative  Plastic beverage bottles   $1-3 million

(1) The price for a particular system may be greater or less than the general price range, depending on the specific configuration and specifications.

Thin Film Deposition Equipment

Flat Panel Displays

Our flat panel display in-line deposition equipment applies conductive, optical and barrier coatings for manufacturing high information content, color displays such as high resolution liquid crystal displays, or LCDs, and plasma display panels, or PDPs, used in computer monitors and high definition televisions.

ATX-700. Our ATX-700 advanced thin film deposition system provides a solution to the increasing display size and low-particulate requirements of PDPs. The ATX-700 platform is designed to apply critical coatings in the plasma display fabrication facility. The system features near vertical sputtering on glass substrates, a minimized footprint, lower particulate levels and robotic handling. The ATX-700 is modular and particularly well suited for handling the large sheets of glass processed in the plasma display panel manufacturing process

NEW ARISTO. Our NEW ARISTO is an advanced thin film deposition system that accommodates the largest mother glass sizes and meets the low particulate requirements of the active matrix LCD and color super twisted nematic, or STN, coated glass markets. The NEW ARISTO is designed to apply critical coatings to the glass substrate for the active matrix LCD market. The system features high throughput, low cost of ownership and the capability for double-sided coatings.

BTX. Our BTX deposition system consists of a single chamber designed to deposit high quality thin films on display glass at a very low rate. The BTX is ideally suited for color filter manufacturers supplying coated substrates to the color STN market.

Architectural, Automotive and Solar Glass

Our architectural and automotive thin film deposition systems apply low-E coatings on large glass substrates used in building glass and automotive windshields. Our solar glass coating systems apply the thin films that create the conductive layers on substrates used in solar cells.

Terra-G. Our Terra-G thin film deposition system is our most advanced coating system designed for the large glass market. The Terra-G uses large planar magnetron cathodes and uniformly deposits multiple thin films across a large area at very high throughput. The Terra-G can be up to 150 meters long and can deposit up to 20 different thin films on a single side during the process.

A-Series. Our A-Series thin film deposition system is capable of handling large-sized substrates. The A-Series uses planar magnetron cathodes and deposits multiple thin films on the glass which is moving horizontally through the system. The A-Series can be up to 50 meters long.

SOLARISTO. Our SOLARISTO thin film deposition system, a derivative of the New ARISTO, is a vertical in-line system that handles medium-sized substrates. The SOLARISTO uses planar magnetron cathodes and deposits multiple thin films on the substrate, which is moving vertically through the system. The SOLARISTO can be up to 50 meters long and can be modified to coat on both sides of the substrate.

Consumer Products Packaging and Electronics

Our web coating systems deposit thin films on flexible substrates used in various markets such as food packaging, decorative packaging or electronic applications such as electromagnetic interference shielding, capacitors, and touch panel applications. Thin films are applied to a thin plastic or metal foil substrate to create a barrier to promote freshness and extend shelf life in consumer products and are used as conductive coatings in the manufacture of certain electronic products, such as capacitors and touch panel screens.

Multiweb. Our Multiweb thin film deposition system uses PVD processes to apply thin film conductive coatings primarily for touch panel applications.

Top Met. Our Top Met web thin film deposition system provides a solution for coating metal materials on flexible substrates. The Top Met uses thermal evaporation to deposit thin film layers of aluminum in vacuum onto flexible substrates, usually film, paper or textiles in roll format.

TOPBEAM. Our TOPBEAM web thin film deposition system uses electron beam evaporation technology to produce transparent thin film barrier coatings used in the food packaging industry. The TOPBEAM web coating system uses high powered electron beam guns to evaporate metal or metal oxide.

MULTIMET. Our MULTIMET web thin film deposition system uses evaporative deposition technology to deposit thin films on very thin foil at high speed in vacuum for the capacitor market. The MULTIMET offers the ability to mask specific patterns on substrates.

Plastic Beverage Bottles

Our PET bottle barrier coating processes enhance the material properties of PET bottles which extends the shelf life of beverages and other products. Our barrier coating does not come in contact with the beverage and does not require United States Food and Drug Administration approval.

BESTPET-LG20. Our BESTPET-LG20 system deposits silicon oxide on plastic bottles at a rate of 20,000 bottles per hour. The system deposits transparent thin film coatings on the outside of the bottle using evaporation technology.

We also supply our GMS Tester which is a leading technology for testing the barrier improvement factor for PET bottles. These systems use gas and vacuum to test the permeability of PET bottles.

Thin Film Coated Glass

TN and STN Coated Glass. We are a leading producer of twisted nematic, or TN, and STN coated glass that is used for low resolution black and white LCDs. Our customers incorporate these LCDs into consumer products that include cellular phones, personal digital assistants and electronic instruments. To produce TN and STN coated glass, we use our proprietary in-line coating systems to deposit thin films on high quality glass panels. We then package and ship the coated glass panels to our customers for incorporation into their products.

Sales, Marketing and Customers

We have sales offices in the United States, Germany, Hong Kong, Belgium, Taiwan, Korea, Japan and China. The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer and up to 15 months of technical sales effort. We usually sell our thin film deposition equipment on a progress payment basis. We generally sell our thin film coated glass on open account, most of which are insured, or backed by letter of credit. Our customer payment history has been excellent.

In fiscal 2001, our ten largest customers accounted for approximately 35% of our net revenues. Approximately 67% of our fiscal 2001 net revenues were derived from exports to our customers outside of the United Sates and Europe, primarily to Asia. The demand for FPD thin film coated glass is primarily in Asia, and our customers for thin film deposition equipment have historically been located in Japan, Korea, China, Taiwan, Europe and the United States.

Customer Service

We provide customer technical assistance to support our customers. Technical assistance is an important factor in our business as most of our thin film deposition equipment is used in critical phases of our customers' manufacturing. Field engineers install the systems, perform preventive maintenance and repair services, and are available for assistance in solving customer problems. Our global presence permits us to provide these functions in proximity to our customers. We also maintain local spare part supply centers to facilitate quick support.

We provide maintenance during the product warranty period, usually one year following product acceptance, and thereafter perform maintenance pursuant to individual orders issued by the customer. Our customer service operations are also responsible for customer training programs, spare parts sales and technical publications. In appropriate circumstances, we will send technical personnel to customer locations to support the customers for extended periods of time to optimize the use of the equipment for the customer's specific processes.

Manufacturing, Facilities and Suppliers

Our Longmont, Colorado headquarters contains approximately 127,000 square feet and includes general offices, research and development facilities, and manufacturing and production facilities. This facility is leased from an independent third party.

We design and manufacture thin film coating equipment and produce coated glass at this facility. In Longmont, we currently operate two coated glass production lines and four development lines for developing coating and equipment processes. We can concurrently build multiple systems at our Longmont facility.

Our Alzenau, Germany manufacturing facility contains approximately 169,000 square feet and includes general offices, research and development facilities, and manufacturing and production facilities. This facility is leased from an independent third party. We design and manufacture thin film deposition equipment and can concurrently build multiple thin film deposition systems at this facility.

We also lease 61,000 square feet of space in the Unaxis Hanau, Germany manufacturing facility in which we design and manufacture thin film deposition equipment. We are in the process of transferring operations from Hanau to Alzenau and anticipate that this transfer will be complete by the end of fiscal 2002.

Our China JV glass coating facilities are incorporated into the glass production facilities owned by NSG and contain approximately 60,000 square feet.

In addition to our Longmont, Alzenau, Hanau and China JV facilities, we have leased warehouse space in Japan and Hong Kong from which we supply coated glass customers on a just-in-time basis. We also have sales offices in the United States, Germany, Belgium, Hong Kong, Korea, Japan, Taiwan, and China.

We have multiple sources for the principal components of our deposition equipment manufacturing operations. In our coated glass business, the raw glass that we use represents our most significant material cost. The required quality, in terms of thickness, flatness and visible imperfections, limits the number of available suppliers. Four companies worldwide currently manufacture to these quality standards. We currently purchase glass from three of these suppliers. We are vulnerable to increased costs of raw glass. We have multiple sources for our other primary raw materials used in the process for thin film coated glass.

Competition

The key competitive factors in each of our markets are performance and process technology, technical capability and systems design, product uniformity, yields, target utilization and throughput, after-sales support and service and price. We believe we are competitive with respect to each of these factors. In each of our markets, we compete primarily with two or three companies, which vary from small to large in terms of the amount of their net revenues and range of products.

Our primary competitors are as follows:

Flat Panel Display Deposition Equipment. For FPD thin film deposition equipment, we chiefly compete against Ulvac Technologies, Inc. of Japan, and Anelva Ltd. Japan.

Architectural, Automotive and Solar Glass Deposition Equipment. In manufacturing architectural and automotive glass deposition systems, we primarily compete against Von Ardenne, AG, a German thin film coatings company, and British Oxygen Coating Technologies Corporation, located in California. In manufacturing solar glass deposition systems, we primarily compete against Ulvac Technologies and Von Ardenne.

Consumer  Products  Packaging and  Electronics  Deposition  Equipment.  Our most
significant   competitors   for  web  coating   systems   are  Valmet   General,
headquartered in the United Kingdom, and Von Ardenne.

Plastic Beverage Bottle Deposition Equipment. In the coated PET bottle market, we compete with the Sidel division of Tetra-Pak (Swiss) SA, an established manufacturer in Switzerland. Our arc evaporation process applies a barrier coating to the outside of the bottle, while Tetra-Pak's chemical vapor deposition process coats a barrier layer on the inside of the bottle.

Thin Film Coated Glass. Our primary competitors for thin film coated glass are The Samsung Corning, Co., Ltd, Merck Japan Ltd. and Shenzhen Wellight Coating Glass Co., Ltd.

Our markets are highly competitive. Many of our competitors have substantially greater financial, technical, marketing and sales resources than we have.

Research and Development

We have approximately 49 engineers and scientists involved in research and development. We will continue to emphasize improvements in current equipment technology, the development of new film deposition capabilities, and the modification of thin film material properties. The foundations of our success are based on engineering solutions, extensive experience with vacuum technologies, and the depth of our commercial deposition experience. Our customer oriented solutions include cost effective thin film deposition, simplified process control, and innovative deposition equipment designs. We continue to build on these traditions in the development of process control and deposition design which lower the cost of ownership to the customer.

Our research and development expertise includes a wide range of deposition technologies, including:

  -  Thermal evaporation by direct heating for organics and inorganics;

  -  Electron beam evaporation for dielectrics;

  - Direct current, radio frequency and radio frequency superimposed direct current magnetron for reactive and non-reactive sputtering;

  -  Alternating current magnetron (TwinMag) for fully reactive sputtering;

  -  Hollow cathode source for highly reactive coatings;

  -  Direct current, radio frequency and microwave sources for PECVD;

  - Cleaning with direct current glow discharge, radio frequency etch and ion assisted etch; and

  -  High speed depositing of barrier layers on PET bottles.

We are strategically partnered with The Coca-Cola Company in the ongoing development of barrier thin film deposition equipment for coating PET bottles. We license from The Coca-Cola Company certain aspects of the technology, and we own certain intellectual property related to barrier coating for PET bottles. We are jointly researching and developing improved thin film barrier coatings. KRONES AG supplies and works with us in the development of the bottling technology used in our BESTPET deposition equipment. These partnerships help us maximize our research and development investments in this technology.

Our research and development expenditures were $1.0 million in fiscal 1999, $1.4 million in fiscal 2000 and $6.4 million in fiscal 2001.

Intellectual Property

We use a combination of patent, copyright, trademark and trade secret protection as well as non-disclosure agreements and licensing arrangements to establish and protect our proprietary rights. Steps taken by us to protect our proprietary rights may not be adequate to prevent misappropriation of such rights or third parties from independently developing a functionally equivalent or superior technology. We have over 50 patents and patent applications.

We license certain intellectual property to Balzers Process Systems GmbH, an indirect subsidiary of Unaxis under an irrevocable, royalty-free, perpetual and worldwide license agreement. Under the license agreement Balzers Process Systems has the exclusive right until December 31, 2002, to use the intellectual property to make and sell products in the areas of:

  -  dry etch applications;

  -  TFT displays;

  -  cluster tools; and

  -  stationary sputtering.

We also license certain intellectual property from Balzers Process Systems. The license is irrevocable, royalty-free, perpetual and worldwide. Under the license agreement we have the exclusive right until December 31, 2002, to use the intellectual property to make and sell products in the areas of:

  -  architectural glass coating and inline automotive glass coating;

  -  web coating for capacitors and decorative and packaging applications;

  -  diffusion barriers for certain bottles and containers; and

  - certain display coating systems used to coat the non-active portion of a display.

After December 31, 2002, neither party has an exclusive field under either license and either party is able to use the intellectual property to compete in all markets.

We are in the process of transferring the intellectual property acquired in the LAC acquisition.

Certain patents and other intellectual property related to PET bottle coating technology are licensed from The Coca-Cola Company. KRONES AG supplies bottle handling components and works with us to improve the bottling handling technology used in our BESTPET system.

Strategic Relationships with KRONES AG and The Coca-Cola Company

We have strategic relationships with The Coca-Cola Company and KRONES AG to develop and produce thin film deposition equipment to apply barrier coatings to the outside of plastic bottles. In July 1997, we entered into a development agreement with The Coca-Cola Company to cooperate in developing equipment and processes for use in depositing thin films on the outside of plastic bottles. We proceeded to design and construct a prototype machine.

We then entered into a Commercialization Agreement with The Coca-Cola Company and KRONES AG effective September 2000 which specifies our rights and responsibilities with respect to this process and technology. We are responsible for manufacturing the thin film deposition equipment, or BESTPET equipment including the integration of the bottle handling components supplied by KRONES. KRONES is responsible for selling and servicing the BESTPET deposition equipment. Until September 1, 2002, The Coca-Cola Company is the exclusive distributor of BESTPET systems, and after September 1, 2002, systems may be sold to The Coca-Cola Company or to third parties. After September 1, 2002, we and KRONES may sell to any third parties, provided that KRONES and The Coca-Cola Company will receive royalty payments on third party sales. The Commercialization Agreement continues in effect until August 31, 2005. Even if the agreement is not renewed, we will retain a worldwide, non-exclusive license of the intellectual property related to thin film deposition on plastic bottles.

We continue to improve our barrier coating process technology and believe that our strategic relationship with The Coca-Cola Company and KRONES AG presents us with significant opportunities.

The LAC Acquisition

We acquired the LAC business from Unaxis effective December 31, 2000. The LAC acquisition expanded our capabilities in the FPD market and enabled our entry into three new product markets: architectural, automotive and solar glass, consumer products packaging and electronics and PET plastic bottles. Under the Share Purchase and Exchange Agreement, Unaxis made certain representations and warranties to us concerning the business we acquired and agreed to indemnify us, subject to certain limitations, for certain costs or other liabilities we may incur in excess of $100,000 in connection with the operations of the business purchased prior to the closing date or arising out of the reorganization done by Unaxis prior to the acquisition. We must make indemnification claims regarding tax or environmental claims by December 31, 2005. All other indemnification claims must be made by us before September 30, 2002. Unaxis is not required to indemnify us, however, if the cost or liability was reflected in the final closing balance sheet used to determine the final purchase price for the acquisition. Unaxis' contractual obligation with respect to breaches of representations and warranties is limited to $15.0 million.

In addition, Unaxis agreed that, until December 31, 2002, it will not compete with the LAC business we acquired. We also agreed to license certain intellectual property from Unaxis, and Unaxis agreed to license certain intellectual property from us. After December 31, 2002, Unaxis is free to compete with us in our markets with certain intellectual property related to our deposition technology.

The agreement also provides for board representation for Unaxis as long as it holds at least 10.0% of the total outstanding shares of common stock. Unaxis has preemptive rights to maintain its ownership percentage in the event that we issue additional shares or take other corporate action that decreases its ownership percentage.

China Joint Venture

In fiscal 1999, we entered into a joint venture with NSG, a major Japanese glass manufacturer, to supply the low and high resolution coated glass market from a production base in Suzhou, China. The China JV was formed as a limited liability company under the laws of the People's Republic of China. We are 50%-50% joint venture partners with NSG, and the term of the China JV is 50 years. Profits, dividends, risks and losses are also shared by the partners in proportion to their equity contributions. The total investment plan for our China JV involves $27.1 million, of which $19.6 million is currently in equity and $7.5 million in debt. Each party has made $3.2 million equity contribution in cash, and the balance was derived from the conversion of retained earnings to paid in capital.

Our strategy for the China JV has involved the transfer of the majority of our thin film coated glass manufacturing capacity to China. In the second half of calendar 2000, we transferred another thin film coating system from our Longmont facility to the China JV facilities, bringing the number of coating systems to three. The China JV's location in Asia allows us to produce coated glass in facilities immediately adjacent to our primary source of raw glass, NSG, and in close proximity to our Asian customer base. This arrangement has reduced our labor, shipping and freight costs while allowing us to improve customer service. We intend to continue to leverage the China JV's strategic position by expanding its manufacturing capacity in the future, including an announced expansion into the color STN market by the China JV that will be producing low temperature indium tin oxide glass by December 2001. We will also continue to evaluate business opportunities that strengthen our position with our customers.

Employees

As of June 30, 2001, we employed approximately 642 people, including both permanent and temporary employees. Our United States workforce of approximately 200 people is non-union. We employ approximately 398 people in Germany, a majority of whom is represented by a works council that has employee representation. Most companies in Germany are required to be represented by works councils. We negotiate wages and benefits annually with our German workforce. We have 44 people in sales and customer service in other countries around the world. We consider our relationship with our employees to be good.

We operate under a participative management system which we believe enhances productivity by emphasizing individual employee opportunity and participation both in operating decisions and in our profitability. We believe this emphasis assists with enhanced productivity, cost control, and product quality and has helped us attract and retain capable employees.

Environmental Regulations

Our operations create a small amount of hazardous waste. The amount of hazardous waste we produce may increase in the future depending on changes in our operations. The general issue of the disposal of hazardous waste has received increasing focus from federal, state and local governments and agencies both in the United States and Germany and has been subject to increasing regulation. Based on regulations currently in effect, compliance with these regulations will not have a material impact on our capital expenditures, earnings or competitive position.

Trademarks

ATX-7000, NEW ARTISTO, BTX, Terra-G, A-Series, SOLARISTO, Multiweb, TopMet, TOPBEAM, MULTIMET, BESTPET, GMS Tester and TwinMag are trademarks or registered trademarks of ours. Coca-Cola is a registered trademark of The Coca-Cola Company. KRONES is a registered trademark of KRONES AG.

                                   Management

Executive Officers and Directors

Our executive officers and directors are as follows:

                         Name                              Age               Position
                         ----                             ----               --------
                         Thomas T. Edman.............      39   Director, President and Chief Executive Officer
                         Graeme Hennessey............      63   Vice President-- Sales and Marketing
                         Lawrence D. Firestone.......      43   Chief Financial Officer, Treasurer and Secretary
                         Helmut Frankenberger........      44   Executive Vice President-- Thin Film Systems
                         Jim Scholhamer..............      34   Vice President-- Operations
                         Cecil Van Alsburg...........      64   Director, Chairman of the Board
                         John S. Chapin..............      60   Director
                         Chad D. Quist...............      39   Director(1)
                         Richard P. Beck.............      68   Director(1)
                         Vincent Sollitto, Jr........      53   Director(1)
                         Aitor Galdos................      46   Director
----------

(1) Member of the Audit and Compensation Committees.

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

Graeme Hennessey has served as our Vice President - Sales and Marketing since April 1993 and is currently also President of Applied Films Asia Pacific. From 1980 until he joined our company, Mr. Hennessey was employed by Donnelly Corporation as a product line manager where he was responsible for sales and marketing as well as manufacturing. Mr. Hennessey has a bachelors of science degree in physics from Catholic University of America and a masters degree in physics from Fordham University.

Lawrence D. Firestone has served as our Chief Financial Officer, Treasurer and Secretary since July 1999. From March 1996 until March 1999, Mr. Firestone served as Vice President and Chief Operating Officer of Avalanche Industries, Inc., a custom cable and harness manufacturer. From 1993 to 1996, Mr. Firestone served as Director of Finance and Operations for the Woolson Spice and Coffee Company, a gourmet coffee roasting and distribution company, and from 1988 to 1993, as Vice President and Chief Financial Officer for TechniStar Corporation, a manufacturer of robotic automation equipment. From 1981 to 1988, Mr. Firestone served in various capacities and finally as Vice President and Chief Financial Officer at Colorado Manufacturing Technology, a contract manufacturer that specialized in PC board and cable assembly. Mr. Firestone has a bachelors of science degree in business/accounting from Slippery Rock State College.

Helmut Frankenberger has served as our Executive Vice President - Thin Film Systems since the LAC acquisition on December 31, 2000. Prior to the acquisition, Mr. Frankenberger served as President of Balzers Process Systems, located in Germany, since 2000, and the Vice President of Large Area Display Division since 1999. From 1997 through 1998, he served as the Division Manager of Display Products, and from 1996 through 1997, served as the Division Manager of Data Storage at Balzers Process Systems. Prior to 1987 Mr. Frankenberger served in various capacities related to sales, marketing and equipment service for Leybold Deutschland in Germany, Japan and the United States. Mr. Frankenberger obtained his bachelors degree in electronic and computer science from University Darmstadt in Germany.

Jim Scholhamer has been employed by us since August 1997. Mr. Scholhamer currently is the Vice President - Operations and was previously the Director of Operations for Thin Film Coatings. From 1992 until he joined the Company, Mr. Scholhamer held the titles of Manufacturing Manager and Process Engineer at Viratec Thin Films, Inc., located in Minnesota. From 1989 to 1992, Mr. Scholhamer served as Production Manager and Process Engineer at Ovonic Synthetic Materials, Inc., a division of Energy Conversion Devices, located in Michigan. Mr. Scholhamer has a bachelors of science degree in engineering from the University of Michigan.

Cecil Van Alsburg co-founded Applied Films Lab, Inc. in 1976 and served as our President and Chief Executive Officer from 1976 to May 1998. Mr. Van Alsburg has also served as a director of our company since its inception and has been Chairman of the Board since January 1998. Prior to 1976, Mr. Van Alsburg was employed in various capacities by Donnelly

Corporation, where he had worked since 1957. Mr. Van Alsburg majored in civil engineering and architecture at The University of Michigan.

John S. Chapin co-founded Applied Films Lab, Inc. in 1976 and served as Vice President - Research, Corporate Secretary from 1976 to November 2000. Mr. Chapin has also served as a director of our company since its inception. Mr. Chapin is the inventor of the planar magnetron and co-inventor of a reactive sputtering process control. Mr. Chapin has a bachelors of science degree in geophysics from the Colorado School of Mines and a masters degree in electrical engineering from the University of Colorado.

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

Richard P. Beck has been a director of our company since May 1998. Since 1992, Mr. Beck has served as Chief Financial Officer of Advanced Energy Industries, Inc., a manufacturer of power conversion and control systems. Since 1995, Mr. Beck has also served as a director of Advanced Energy Industries, Inc. From 1987 to 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck serves as a director of Photon Dynamics, Inc. and TTM Incorporated. Mr. Beck has a bachelors of science degree in accounting and a masters degree in business administration in finance from Babson College.

Vincent Sollitto, Jr. has been a director of our company since October 1999. Mr. Sollitto has been President and Chief Executive Officer since June 1996 and a member of the Board of Directors since July 1996 at Photon Dynamics, Inc. From August 1993 to 1996, Mr. Sollitto was the General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Mr. Sollitto spent 21 years in various management positions at IBM, including Director of Technology and Process. Mr. Sollitto serves on the boards of Irvine Sensors Corporation and Ultratech Stepper. Mr. Sollitto is a graduate of Tufts College where he received a bachelor of science degree in electrical engineering.

Aitor Galdos has been a director of our company since January 2001, following the LAC acquisition. Mr. Galdos has served as Vice President and Corporate Development Manager at Unaxis Corporation since 1999, and served in various positions, including Division Manager of Development of TFT Displays Division at Unaxis (formerly Balzers) since 1988. Our Board of Directors is currently comprised of seven directors, divided into three classes. Messrs. Edman and Sollitto serve in the class whose term expires in 2003; Messrs. Beck and Quist serve in the class whose term expires in 2002; and Messrs. Van Alsburg, Chapin and Galdos serve in the class whose term expires in 2001. Directors are elected for a three-year term. Other than Mr. Galdos, each director holds office until that director's successor has been duly elected and qualified. Selection of nominees for the Board of Directors is made by the entire Board of Directors.

Mr. Van Alsburg has notified the Board that he will retire and not stand for re-election at the October 2001 annual meeting of shareholders.

Mr. Galdos was appointed to serve on our Board of Directors pursuant to an agreement giving Unaxis the right to nominate one director as long as they own 10% or more of our outstanding common stock, subject to certain terms and conditions. Unaxis no longer owns 10% or more of our outstanding common stock, and Mr. Galdos will not be nominated for re-election at the October 2001 meeting.

Executive Officers

The Board of Directors elects executive officers on an annual basis. Executive officers serve at the pleasure of the board.

ITEM 1 (d):  Information About Foreign Operations

     See "ITEM 1(c): Narrative Description of Business -- Sales, Marketing, and Customers" and "China Joint Venture".

ITEM 2:  Properties

     See "ITEM 1 (c): Manufacturing, Facilities and Suppliers"

ITEM 3:  Legal Proceedings

     From time to time, we may be subject to litigation and claims incident to our business. As of the date of this report, we are not involved in any legal proceedings which, if not settled in our favor, would, individually or collectively, have a material adverse impact on our financial condition.

ITEM 4:  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of fiscal 2001 to a vote of our Shareholders.

                                  Risk Factors

You should carefully consider the following risk factors and other information contained or incorporated by reference in this report before deciding to invest in our common stock. Investing in our common stock involves a high degree of risk. The risks and uncertainties described below may not be the only ones we face. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline, and you may lose all or part of your investment. Please see "Forward-Looking Statements" on page 35 of this report.

Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decrease in the price of our common stock.

We have experienced and may continue to experience significant annual and quarter-to-quarter fluctuations in our operating results as a result of a variety of factors including:

  -  the cyclical nature of the capital equipment market;

  - fluctuation in customer demand, which is influenced by general economic conditions in the industries and geographic markets we serve;

  -  our product and revenue mix;

  -  competition, including competitive pressures on prices of our products;

  -  the length and variability of the sales cycle for our products;

  -  manufacturing and operational issues;

  -  the timing of customer orders;

  -  issues  related to new  product  development  and  introduction,  including
     increased  research,   development  and  engineering  costs  and  marketing
     expenses;

  - the timing of the recognition of revenues from capital equipment orders and the accuracy of the estimation of our costs;

  - sales and marketing issues, including our concentration on a small number of customers; and

  -  fluctuations in foreign currency exchange rates.

These factors are difficult or impossible to forecast.

Our business could be adversely affected by the cyclical nature of market conditions in the industries we serve.

Our business depends on the purchasing requirements of manufacturers of flat panel displays, or FPDs, and our customers in the architectural, automotive and solar glass, the consumer products packaging and electronics and the polyethylene terephthalate, or PET, plastic bottle markets. Certain of these markets, in particular the FPD market, have been subject to dramatic cyclical variations in product supply and demand. The timing, length and severity of these cycles are difficult to predict. In some cases, these cycles have lasted more than a year. Manufacturers may contribute to these cycles by over- or under-investing in manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles.

Downturns in the industry often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by reduced demand for equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses, and this ability is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In addition, although we order materials and components in response to firm orders, the long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell or for which orders may be cancelled.

In fiscal 2001, we experienced a downturn in the FPD market, and there can be no assurance when or if demand for thin film transistors, or TFTs or plasma display panels will increase. Unfavorable economic conditions that relate to the consumer electronics or other industries in which we operate, or that result in reductions in capital expenditures by our customers, could have a material adverse effect on our business, operating results, financial condition and prospects.

Our industry is subject to rapid technological change, and we may not be able to forecast or respond to commercial and technical trends.

Our growth strategy and future success is dependent upon commercial acceptance of products incorporating technologies we have developed and are continuing to develop. The market for thin film coated glass and thin film deposition equipment is characterized by rapid change and frequent introductions of enhancements to existing products. Technological trends have had and will continue to have a significant impact on our business. Our results of operations and ability to remain competitive are largely based upon our ability to accurately anticipate customer and market requirements. Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

  -  accurate technology and product selection;

  -  timely and efficient completion of product design and development;

  -  timely  and  efficient   implementation   of  manufacturing   and  assembly
     processes;

  -  product performance in the field; and

  -  product support and service and effective sales and marketing.

We may not be able to accurately forecast or respond to commercial and technological trends in the industries in which we operate.

Technological changes, process improvements, or operating improvements that could adversely affect us include:

  -  development of new technologies by our competitors;

  -  changes in product requirements of our customers;

  - changes in the way coatings are applied to glass, paper, metal foil or plastic bottles;

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

We have limited resources to allocate to research and development, and must allocate our resources among a variety of projects. Because of intense competition in our industry, the cost of failing to invest in strategic products is high. If we fail to adequately invest in research and development, we may be unable to compete effectively in the markets in which we operate.

Our products generally have long sales cycles and implementation periods, which increase our costs in obtaining orders and extend the effects of economic downturns.

We derive a substantial portion of our net revenues from complex, customized products that are a significant capital expenditure for our customers and typically require long lead times. Because of the significance of the product purchase decision, prior to placing an order, prospective customers generally commit significant resources to test and evaluate our products and often require a significant number of product presentations and demonstrations before reaching a sufficient level of confidence in the product's performance and compatibility with the customer's specific requirements. The sales cycle of our products is typically six to 15 months or more, requiring us to invest significant marketing and engineering resources in attempting to make sales and delaying the generation of revenue. Following periods of economic downturn during which the sales process may have been suspended, the long sales cycle will lengthen the period following economic recovery before we will begin to receive revenues. Long sales cycles also subject us to other risks, including customers' budgetary constraints, internal acceptance reviews and cancellations. The time required for our customers to incorporate our products into their systems can also be lengthy and require significant on-site engineering support. Because our customers' final payment obligations are not triggered until ultimate product acceptance, any delay in acceptance could postpone our receipt of the final 10-15% of the purchase price.

We may need additional funds to finance our future growth, and if we are unable to obtain such funds, we may not be able to expand our business as planned.

Our acquisition of the Large Area Coatings, or LAC, division of Unaxis Holding AG, or Unaxis, on December 31, 2000, required us to use available cash and to draw down all available borrowings under our credit facility. We may require substantial additional capital to finance our future growth and fund our ongoing research and development activities. Our capital requirements depend on many factors, including acceptance of and demand for our products, and the extent to which we invest in new technology and research and development projects.

To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we may need to raise additional funds. If we raise additional funds through the issuance of equity securities, the percentage ownership of our existing shareholders would be diluted. If we finance our capital requirements through issuance of debt or preferred stock, we may incur significant interest or dividend costs. Additional bank or other financing may not be available to us when needed or, if available, may not be available on terms favorable to us.

Failure to successfully integrate the LAC business may reduce the expected return on our investment, decrease our operating results and divert corporate resources.

On December 31, 2000, we completed the LAC acquisition. The LAC business had revenues for the 12 months ended December 31, 2000, of approximately $94.0 million, which was significantly greater than our revenues of $53.8 million over the same period. Because of the size of the acquired operations and the presence of the LAC business in products and markets different from those in which we have historically operated, the management of growth represented by this acquisition will be expensive and time consuming, and puts pressure on our existing infrastructure. The process of integrating the acquired operations will require significant management and financial resources and may result in unforeseen operating difficulties. Prior to the LAC acquisition, we had limited experience managing production operations outside the United States. Our future performance may be adversely affected if we fail to successfully manage the LAC business operations in Germany and related sales offices. Some of the risks associated with the LAC acquisition include:

  -  Unexpected loss of key employees or customers;

  - Conforming the standards, processes, procedures and controls of the LAC business with our operations;

  -  Coordinating new product and process development;

  - Costs of operating, marketing, research and development, human resource and accounting functions in both our United States and German operations;

  -  Resolving disputes the LAC business has or may have with certain customers;

  -  Hiring additional management and other critical personnel; and

  -  Increasing   the  scope,   geographic   diversity  and  complexity  of  our
     operations.

The  realization of anticipated  operating  results may prove  difficult and the
combined   businesses  may  fail  to  achieve  the  expected   benefits  of  the
transaction.

The LAC acquisition may be more expensive and less profitable than anticipated.

The purchase price for the LAC acquisition is subject to a post-closing adjustment based on the net equity of the LAC business as of the closing date. We and Unaxis are evaluating and negotiating the final net equity and purchase price adjustment. We have accrued $7.5 million of the remaining purchase price owed to Unaxis. However the final purchase price adjustment may exceed $7.5 million. If we and Unaxis are unable to agree on the final purchase price adjustment, an independent arbitrator will make the final decision.

The LAC business was not profitable for the years ended December 31, 1999 and 2000, and there can be no assurance that the LAC business will be profitable in future years. The success of the LAC acquisition will depend in part on our ability to impose discipline on the LAC operations and financial results, and to manage its future growth.

We may discover problems or liabilities in the LAC operations that we had not anticipated and which are not covered by indemnification from Unaxis. These liabilities could negatively affect our financial results.

Because the LAC business was previously operated as parts of two divisions of Unaxis, the costs of operating the LAC business as a stand alone entity without the corporate support of Unaxis may not have been appropriately accounted for in the LAC historical financial statements, and may be significantly greater than initially estimated. The operation of the LAC business may result in our incurring operating costs and expenses significantly greater than we anticipated prior to the acquisition.

Unaxis is not prohibited from competing with us after two years, which could interfere with our ability to fully benefit from the LAC acquisition and the intellectual property rights we acquired.

In the acquisition, Unaxis agreed not to compete with us for two years after the closing and granted us an exclusive license to use certain intellectual property rights for two years. After the two year period, the intellectual property license continues but on a non-exclusive basis, and Unaxis is no longer restricted from competing in our markets. Because Unaxis is the owner or licensee of certain intellectual property rights used by us in our products, it may be in a position to compete with us in the markets we serve. The use by Unaxis of its intellectual property to compete with us could have a material adverse effect on our financial results.

We face competition or potential competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

The market for thin film deposition equipment is highly competitive. We face substantial competition from established companies in many of the markets we serve. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products which could impair sales of our products. In addition, their greater capabilities in these areas may enable them to:

  -  better withstand periodic economic downturns;

  -  compete more effectively on the basis of price and technology;

  -  more quickly develop enhancements to and new generations of products; and

  -  more effectively retain existing customers and obtain new customers.

Many of our customers and potential customers that purchase deposition equipment are large companies that require global support and service for their thin film deposition equipment. Our larger competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global manufacturers and other purchasers of thin film deposition equipment.

In addition, new companies may in the future enter the markets in which we compete, further increasing competition.

We believe that our ability to compete successfully depends on a number of factors, including:

  -  performance of our products;

  -  quality of our products;

  -  reliability of our products;

  -  cost of owning and using our products;

  -  our ability to ship products on the schedule required;

  -  quality of the technical service we provide;

  -  timeliness of the services we provide;

  -  our success in developing new products and enhancements;

  -  existing market and economic conditions; and

  -  price of our products and our competitors' products.

Many of these factors are outside our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share, and inability to generate cash flows that are sufficient to maintain or expand our development of new products.

Due to our significant level of export revenues, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities and adverse tax consequences.

Export revenues to customers outside of our manufacturing centers in the United States and Europe represented approximately 85% of our net revenues in fiscal 1999, 93% of our net revenues in fiscal 2000 and 67% of our net revenues in fiscal 2001. The principal international markets into which we and our China joint venture, or China JV, sell our products are China (including Hong Kong), Korea, Japan, Taiwan and Malaysia. Banking and currency problems in Asia have had and may continue to have an adverse impact on our revenues and operations. Our operations in China will be subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. This growth may continue to decrease, and any slowdown may have a negative effect on our business. We believe international sales will continue to represent a significant portion of our sales, and that we will continue to be subject to the normal risks of conducting business internationally. Such risks include:

  -  foreign exchange risks;

  -  inflation or deflation in foreign economies;

  -  the burdens of complying with a wide variety of foreign laws;

  - unexpected changes in regulatory requirements and the imposition of government controls;

  -  political and economic instabilities;

  -  export license requirements;

  -  protective trade activities, such as tariffs and other barriers;

  -  the risk of business interruption;

  -  difficulties in accounts receivable collections;

  -  inability to protect intellectual property rights;

  -  difficulties in staffing and managing foreign sales operations; and

  -  potentially adverse tax consequences.

We conduct business in foreign currencies, and fluctuation in the values of those currencies could result in foreign exchange losses and negatively affect our competitive position.

In fiscal 2001, approximately 6% of our net revenues were denominated in yen, 54% were denominated in marks and 40% were denominated in dollars. Any strengthening of the dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the yen or mark in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness, as our products will become more expensive to customers outside the United States and less competitive with products produced by competitors outside the United States. A strengthening of the dollar or other competitive factors could put pressure on us to denominate a greater portion of our Japanese sales in yen, thereby increasing our exposure to fluctuations in the dollar-yen exchange rate. Our China JV transacts much of its business in Chinese Yuan Renminbi. While this currency has remained fairly constant in value, any devaluation of the Chinese Yuan Renminbi would adversely affect our business, operating results, financial conditions and prospects. Foreign sales also expose us to collection risks in the event it becomes more expensive for our foreign customers to convert their local currencies into dollars. Fluctuations in exchange rates could adversely affect our competitive position or result in foreign exchange losses, either of which could materially adversely affect our business, operating results, financial conditions and prospects.

The assets, liabilities and operating expenses of our German operations are reported in German marks or euros. Our financial statements, including our consolidated financial statements, are expressed in dollars. The translation exposures that result from the inclusion of financial statements that are expressed in functional currencies other than dollars are not hedged. These net translation exposures are taken into stockholders' equity. As a result, our operating results are exposed to fluctuations of German marks or euros against the dollar. As of June 30, 2001, the unrealized translation adjustment was $7.0 million, which was primarily attributable to the goodwill and other intangible assets from the LAC acquisition that are denominated in German marks.

We derive a significant portion of our revenue from large sales to a small number of large customers, and if we are not able to retain these customers, or if they reschedule, reduce or cancel orders, our revenues would be reduced and our financial results would suffer.

Our ten largest customers accounted for 35% of our gross revenues in fiscal 2001. Sales to our largest customers have varied significantly from year to year and will continue to fluctuate in the future. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. If a large order were delayed or cancelled, our revenues would significantly decline, and the loss of, or a significant reduction of purchases by, one or more of our significant customers would materially adversely affect our business, operating results, financial condition and prospects. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. There are a limited number of potential customers in each of our markets, and we expect that sales to a relatively small number of customers will continue to account for a high percentage of our revenues in those markets in the foreseeable future.

The failure of our strategic partners to devote adequate resources to marketing and distributing our products could limit our ability to grow or sustain our revenues and earnings.

The success of our strategy to develop emerging high growth market opportunities depends on the level of sales, marketing and distribution support we receive from our strategic partners. For example, we have little experience in the market for barrier coated plastic bottles. We have developed PET bottle deposition equipment for this market in partnership with The Coca-Cola Company and KRONES AG. Until September 1, 2002, The Coca-Cola Company is the exclusive distributor of BESTPET systems, and after September 1, 2002, systems may be sold to The Coca-Cola Company or to third parties. We are relying on KRONES to provide the necessary sales, marketing and distribution support of our product to expand our share of the PET bottle market. The failure of KRONES to devote adequate resources to marketing and distributing our PET bottle deposition equipment could limit our ability to grow or sustain our revenues and earnings.

If we are unable to continue to introduce new products, our results will be adversely affected.

We believe our future growth depends significantly upon our ability to successfully introduce new products, such as our BESTPET deposition systems. We are subject to the risks inherent in the development of new products, including risks associated with attracting and servicing a customer base, manufacturing products in a cost-effective and profitable manner, and training qualified engineering, manufacturing, service and marketing personnel. Product development is based on our expectations regarding future growth of target markets, but it is difficult to anticipate the direction of future growth and to design equipment to meet the needs of a changing market. Changes in technology could render our products less attractive. If the market for our new products fails to grow, or grows more slowly than anticipated, we may be unable to realize the expected return on our investment in product development, and our business, operating results, financial condition and prospects could be materially adversely affected. Among other markets, we are anticipating growth in the plastic bottle market. If commercialization of that technology develops more slowly than we expect, if the market demand fails to develop as anticipated, or if alternative technologies are more successful in meeting market needs, our future results will be negatively affected.

We manufacture all of our products at four facilities, and any prolonged disruption in the operations of those facilities or a demand for products that exceeds the manufacturing capacity at such facilities, could have a material adverse effect on our revenues.

We produce all of our products in our manufacturing facilities located in Longmont, Colorado, Alzenau and Hanau, Germany, and the facilities leased by the China JV in Suzhou, China. Any prolonged disruption in the operations of our manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. In addition, if customer demand for equipment exceeds the manufacturing capacity of our facilities, the growth in our revenues could be negatively affected. If we cannot timely deliver our systems, our revenues could be adversely affected.

If we deliver systems with defects or that fail to meet specifications, our credibility will be harmed and the market acceptance and sales of our systems will decrease.

Our systems are complex, are often customized and sometimes have contained defects or failed to meet contractual specifications. Most of our systems are uniquely designed for the particular customer, and are frequently new models with features that have not previously been tested. If we deliver systems with defects or fail to meet specifications, our credibility and the market acceptance and sales of our systems could be harmed. In addition, if our systems contain defects or fail to meet specifications, we may incur contractual penalties and be required to expend significant capital and resources to alleviate such problems. Such problems could also damage our relationships with specific customers, impair market acceptance of our products and adversely affect our gross profit margins and operating results.

We depend on the continuing operations of our joint venture partner in China.

Results of our coated glass operations will depend significantly on the results of the China JV with Nippon Sheet Glass Co., Ltd., or NSG, in China. The results of the China JV depend on the continuing cooperation of NSG. The success of the China JV is subject to a number of risks, over many of which we have limited control. We rely on NSG to house the China JV within its glass fabrication facility and to supply glass to the China JV. We also rely on NSG's management personnel to manage the day-to-day operations of the China JV, and the managing director of the China JV is employed by NSG as well as by the China JV. We do not have employment agreements with any management personnel at the China JV. The China JV's future success will be dependent in part on our ability to continue to effectively participate in the China JV and manage our relationship with NSG. Our business, operating results, financial condition or growth could be materially adversely affected if NSG ceases to supply glass to the China JV, focuses its management and operational efforts on other activities or terminates the joint venture.

Our operations and assets in China are subject to significant political, economic, legal and other uncertainties in China. China currently does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation of laws may be inconsistent. We could also be adversely affected by a number of factors, including inadequate development or maintenance of infrastructure or a deterioration of the general political, economic or social environment in China.

The coated glass market is highly competitive and subject to pricing pressures which could adversely affect our operating results.

The market to supply thin film coated glass to liquid crystal display, or LCD, manufacturers is highly competitive. Many of our competitors have substantially greater financial, technical, marketing and sales resources than we have. Additional competitors may enter our markets, certain of which may offer lower prices. Prices for much of our low resolution thin film coated glass products supplied to the LCD market declined in past years, with a 29% price decrease during fiscal 1999. We have experienced further pricing pressures and decreased demand in fiscal 2001, and we may in the future experience pricing pressures as a result of a decline in industry demand, excess inventory levels, increases in industry capacity or the introduction of new technologies. Many of our customers are under continuous pressure to reduce prices and we expect to continue to experience downward pricing pressures on our thin film coated glass products. We are frequently required to commit to price reductions before we know that the cost reductions required to maintain profitability can be achieved. To offset declining sales prices, we must achieve manufacturing efficiencies and cost reductions and obtain orders for higher volume products. If we are unable to offset declining sales prices, our gross margins on coated glass will decline.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from challenges by third parties.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringements, or to protect us from the claims of others. We have not formally recorded, in the applicable offices, our ownership of the patents we acquired in the LAC acquisition, nor have we filed our registered patents and trademarks for patent or trademark protection in all of the jurisdictions in which such filings may be made. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop a functionally equivalent or superior technology. Patents issued to us may be challenged, invalidated or circumvented; our rights granted under those patents may not provide competitive advantages to us; and third parties may assert that our products infringe their patents, copyrights or trade secrets. Third parties could also independently develop functionally equivalent or superior technology and similar products or could duplicate our products. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

Claims or litigation regarding intellectual property rights could seriously harm our business or require us to incur significant costs.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could become subject to litigation in the future either to protect our intellectual property rights or as a result of allegations that we infringe others' intellectual property rights.

From time to time, we have received claims of infringement from third parties. Any claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

  -  lose our proprietary rights;

  - stop manufacturing or selling our products that incorporate the challenged intellectual property;

  - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

  -  pay  damages,   including  treble  damages  and  attorney's  fees  in  some circumstances; or

  -  redesign those products that use such technology.

If we are forced to take any of the foregoing actions, our business could be severely harmed.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

In fiscal 2001, 67% of our revenue was derived from sales in foreign countries, including certain countries in Asia such as Taiwan, Korea, China and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In many instances, the publication of a patent prior to the filing of a patent application in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing, which provides competitors an advance view of the contents of a patent application prior to the establishment of the patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

If we fail to comply with environmental regulations, our operations could be suspended.

We use hazardous chemicals in producing our products. As a result, we are subject to a variety of local, state and federal governmental regulations in the U.S. and Germany relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Environmental claims against us or our failure to comply with any present of future regulations could result in:

  -  the assessment of damages or imposition of fines against us;

  -  the suspension of production of our products; or

  -  the cessation of our operations.

New regulations could require us to acquire costly equipment or to incur other significant expenses. Our failure to control the use or adequately restrict the discharge of hazardous substances could subject us to future liabilities, which could negatively impact our earnings and financial position.

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

The market price of our common stock has been, and we expect will continue to be, subject to significant fluctuations. For example, the closing market price of our common stock fluctuated from $24.00 on January 3, 2001, to a low of $7.69 on April 4, 2001, and then to $20.25 on August 30, 2001. Factors affecting our market price include:

  - the limited number of shares of common stock available for purchase or sale in the public markets;

  -  quarterly variations in our results of operations;

  -  failure to meet earnings estimates;

  -  changes in earnings estimates or buy/sell recommendations by analysts;

  -  the operating and stock price performance of comparable companies;

  -  developments in the financial markets;

  - the announcement of new products or product enhancements or business results by us or our competitors; and

  - general market conditions or market conditions specific to the industries in which we operate.

Recent stock prices for many technology companies have fluctuated in ways unrelated or disproportionate to the operating performance of the companies. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of our common stock. The market price at any particular date may not remain the market price in the future.

The terms of the Series A Convertible Preferred Stock may have adverse market effects on our common stock price and could result in issuance of common shares at a price that could dilute a shareholders ownership.

The conversion of the Series A Convertible Preferred Stock into common stock and the exercise of the related warrants at their current conversion and exercise prices would result in the issuance of 582,278 shares of common stock, representing approximately 8.5% of our currently outstanding shares. We are required under the terms of agreements entered into at the time of issuance of the Series A Convertible Preferred Stock to maintain an effective registration statement at all times permitting unrestricted resale of these shares. The continuing ability of the holders of these securities to sell all of their stock could decrease the price of our common stock and encourage hedged sales by owners of the Series A Convertible Preferred Stock or others. Hedged or short sales could place further downward pressure on the price of our common stock..

The documents relating to the issuance of the Series A Convertible Preferred Stock specify a number of circumstances in which the Series A Convertible Preferred Stock would be convertible into common stock at conversion prices based on the lower of the conversion or market price then in effect. These circumstance include, among others:

  - the Company's equity market capitalization is less than $50 million for 20 consecutive trading days;

  - the nonpayment of dividends on the Series A Convertible Preferred Stock in a timely manner;

  - our failure to deliver shares of our common stock upon conversion of the Series A Convertible Preferred Stock or upon exercise of the related warrants after a proper request;

  - our failure to maintain at all times a registration statement covering the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and related warrants; and

  -  a change in control or bankruptcy event.

The conversion of the Series A Convertible Preferred Stock at conversion prices that are lower than the current conversion price could result in substantial dilution to the interests of holders of our common stock.

The uncertainties related to our stock price and the potential for significant dilutive issuances of common stock upon conversion of the Series A Convertible Preferred Stock could impair our ability to raise capital through the sale of equity securities.

Future sales of our common stock may cause our stock price to decline.

All of our outstanding shares of common stock, other than shares owned by affiliates, are freely tradable without restriction or further registration. Affiliates must comply with the volume and other requirements of Rule 144, except for the holding period requirements, in the sale of their shares. Sales of substantial amounts of common stock by our stockholders, including shares issued upon the exercise of outstanding options, or even the potential for such sales, may have a depressive effect on the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Some events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute the ownership percentage of holders of our common stock. We may issue additional shares of common stock or preferred stock:

  -  to raise additional capital or finance acquisitions;

  - upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock; and/or

  -  in lieu of cash payment of dividends.

In addition, the rights of holders of common stock may be adversely affected by the rights of holders of any preferred stock that may be issued in the future that would be senior to the rights of the holders of the common stock.

                                     PART II

ITEM 5:  Market for Registrant's Common Stock and Related Security Holder
         Matters

Our common stock has been traded on the Nasdaq National Market under the symbol "AFCO" since November 21, 1997. The following table sets forth, for the quarters indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

                                                                  High        Low
                                                                --------    -------
                 Fiscal 2000:
                   First Quarter............................    $   4.00    $   3.13
                   Second Quarter...........................       14.75        3.00
                   Third Quarter............................       35.75       12.88
                   Fourth Quarter...........................       39.88       13.13
                 Fiscal 2001:
                   First Quarter............................    $  42.00    $  21.06
                   Second Quarter...........................       37.94       14.75
                   Third Quarter............................       25.25       10.06
                   Fourth Quarter...........................       22.50        7.69
                 Fiscal 2002:
                   First Quarter (through August 24, 2001...    $  25.30    $  17.50

On August 24, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $22.05 per share and there were approximately 70 stockholders of record of the common stock. We estimate that there are approximately 2,983 beneficial owners of the common stock.

ITEM 6:  Selected Consolidated Financial Data

This section presents our selected historical financial data. You should read carefully the financial statements included in this report, including the notes to the financial statements. The selected data in this section is not intended to replace the financial statements.

We derived the balance sheet data for the years ended July 1, 2000 and June 30, 2001, and our consolidated statement of operations data for each of the three years in the period ended June 30, 2001, from the audited consolidated financial statements in this report. Those financial statements were audited by Arthur Andersen LLP, independent auditors. The consolidated balance sheet data as of June 28, 1997, June 27, 1998 and July 3, 1999 and the consolidated statement of operations data for the years ended June 28, 1997 and June 27, 1998 have been derived from audited consolidated financial statements that are not included in this report.

                                                                      Fiscal Year Ended
                                                  -------------------------------------------------------
                                                   June 28,   June 27,    July 3,     July 1,   June 30,
                                                     1997       1998       1999        2000       2001
                                                  ---------  ---------- ----------  ---------- ----------

                                                                      (in thousands, except per share data)
   Consolidated Statement of Operations Data:
   Net revenues...............................    $ 34,050    $ 53,041   $ 31,523    $ 42,292  $ 112,715
   Cost of goods sold.........................      27,352      42,150     27,070      36,633     90,021
                                                  --------    --------   --------    --------  ---------
   Gross profit...............................       6,698      10,891      4,453       5,659     22,694
   Operating expenses:
     Selling, general and administrative......       2,996       5,067      3,760       4,324     16,027
     Research and development.................         749       1,243      1,044       1,409      6,484
     Amortization of goodwill and other
      intangible Assets.......................          --          --         --          --     16,536
                                                  --------    --------   --------    --------  ---------
   Operating income (loss)....................       2,953       4,581       (351)        (74)   (16,353)
   Interest income (expense)..................        (822)       (496)      (553)        447      1,034
   Other income (expense), net................          95         252         40         272        805
   Equity in earnings of joint venture........          --          --        382       2,381      4,421
                                                  --------    --------   --------    --------  ---------
   Income (loss) before income taxes and
    cumulative effect of change in
    accounting principle......................       2,226       4,337       (482)      3,026    (10,093)
   Income tax benefit (provision).............        (605)     (1,480)       258          97      5,760
                                                  --------    --------   --------    --------  ---------
   Income (loss) before cumulative effect of
   change in accounting principle.............       1,621       2,857       (224)      3,123     (4,333)
   Cumulative effect of change in accounting
     Principle................................          --          --         --         (50)        --
                                                  --------    --------   --------    --------  ---------
   Net income (loss)..........................       1,621       2,857       (224)      3,073     (4,333)
   Preferred dividends........................          --          --         --          --       (367)
                                                  --------    --------   --------    --------  ---------
   Net income (loss) applicable to common
     Stockholders.............................    $  1,621    $  2,857   $   (224)   $  3,073  $  (4,700)
                                                  ========    ========   ========    ========  =========
   Net income (loss) per common share
     Basic....................................    $   0.58    $   0.90   $  (0.06)   $   0.72  $   (0.73)
                                                  =========   ========   ========    ========  ==========
     Diluted..................................    $   0.58    $   0.85   $  (0.06)   $   0.69  $   (0.73)
                                                  =========   ========   ========    ========  ==========
   Weighted average common shares outstanding
     Basic....................................       2,796       3,181      3,478       4,255      6,414
                                                  ========    ========   ========    ========  =========
     Diluted..................................       2,814       3,375      3,478       4,439      6,414
                                                  ========    ========   ========    ========  =========

                                                                  June 28,   June 27,    July 3,    July 1,   June 30,
                                                                    1997       1998       1999       2000       2001
                                                                  --------  ---------  ---------  ---------  -------
                                                                                    (in thousands)
                     Consolidated Balance Sheet Data:
                     Working capital...........................   $  5,534   $ 10,747   $ 11,812   $ 63,785  $ 15,684
                     Total assets..............................     21,541     28,697     30,195     87,478   169,426
                     Long-term debt, net of current portion....      6,448      4,175      7,180         --     6,483
                     Total stockholders' equity................      6,740     14,826     14,658     73,197    89,192

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

                      Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

You should read this discussion together with the financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report.

Overview

We are a leading provider of thin film deposition equipment to the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. We have also developed a barrier coating solution technology for the plastic beverage bottle industry. Our deposition systems deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers' products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies. We also process and sell thin film coated glass to the flat panel display, or FPD, industry.

Our operations and financial position have been significantly affected by two corporate transactions that were implemented to advance our strategic transition from lower gross profit margin sales of coated glass to higher gross profit margin sales of thin film deposition equipment. In 1998, we entered into a 50%-50% joint venture, our China JV, with Nippon Sheet Glass Co., Ltd. to supply the low and high resolution coated glass market from a production base in Suzhou, China. The China JV began operations in April of 1999. In December 2000, we completed the acquisition of the Large Area Coatings, or LAC, division of Unaxis Holding AG, or Unaxis, which reported revenues of approximately $94 million for the twelve months ended December 31, 2000. The LAC acquisition expanded our product offering for the FPD industry. The LAC acquisition also enabled our entry into three new product markets: architectural, automotive and solar glass, consumer products packaging and electronics and polyethylene terephthalate, or PET, plastic bottle.

We formed the China JV in order to produce coated glass at lower cost and in closer proximity to our source of raw glass and to our largely Asian customer base. We buy coated glass manufactured by the China JV and resell it to our customers in Asia. While our sales of these products appear as revenues on our consolidated financial statements, because of the 50%-50% ownership structure of the China JV, the revenues and expenses of the China JV itself are not consolidated and do not appear as revenues and expenses in our financial statements. The benefit of the lower cost structure of the China JV is captured in the net income of the China JV, 50% of which appears as "Equity in earnings of joint venture" on our consolidated statements of operations.

The following table sets forth our net revenues (net of returns and allowances) by our major product categories and industry segments for the last three fiscal years:

                                                                             Fiscal year ended
                                                                  -------------------------------------------
                                                                  July 3, 1999   July 1, 2000   June 30, 2001
                                                                  ------------   ------------   -------------
                                                                                 (in thousands)
                              Thin film coated glass..........       $26,906        $35,159      $  27,523
                              Thin film coating equipment.....         4,617          7,133         85,192
                                                                     -------        -------      ---------
                              Total net revenues..............       $31,523        $42,292      $ 112,715
                                                                     =======        =======      =========

The following table sets forth our net revenues as a percentage of total revenues by our major product categories and industry segments for the last three fiscal years:

                                                                             Fiscal year ended
                                                                 -----------------------------------------
                                                                 July 3, 1999  July 1, 2000  June 30, 2001
                                                                 ------------  ------------  -------------
                              Thin film coated glass........          85.4%         83.1%        24.4%
                              Thin film coating equipment...          14.6%         16.9%        75.6%
                                                                     -----         -----        -----
                              Total net revenues............         100.0%        100.0%       100.0%
                                                                     =====         =====        =====

Revenues for thin film coating equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Coated glass revenues and related costs are recognized when products are shipped to the customer.

The sales cycle for thin film coating equipment is long, involving multiple visits to and by the customer and up to 15 months of technical sales effort. We operate with a backlog of new and in-process equipment orders. Coating equipment backlog was $8.8 million at the end of fiscal 2000, and $99.2 million at the end of fiscal 2001. Backlog is comprised of sales denominated in U.S. dollars, German marks and Japanese yen, and, unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment. We generally ship our thin film coated glass within 30 days of receipt of the order and therefore we do not customarily have a backlog of coated glass sales.

In fiscal 2000, 93% of our revenues were generated from exports to customers outside of our manufacturing center in the United States, compared to 67% of revenues from exports to customers outside of our manufacturing centers in the United States and Europe for fiscal 2001.

We sell most of our glass and equipment products to customers in the local currency of the location of manufacture. Accordingly, sales of products manufactured in Longmont, Colorado or purchased from the China JV for resale to our customers are denominated in U.S. dollars and sales of products manufactured in Germany are denominated in German marks or euros, except in each case for sales of glass to certain Japanese customers which are denominated in Japanese yen. Gross sales in Japanese yen and German marks were approximately $12.7 million and $0.0, respectively, for fiscal 2000, and $6.9 million and $61.5 million, respectively, for fiscal 2001. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. We also purchase raw glass from certain Japanese suppliers in transactions denominated in yen, which partially offsets foreign currency exchange risks on yen-denominated coated glass sales. Our purchases of raw material denominated in Japanese yen were approximately $2.4 million in fiscal 2000 and $1.8 million for fiscal 2001. As of June 30, 2001, accounts receivable denominated in Japanese yen and German marks were approximately $1.3 million and $4.7 million, or approximately 10% and 39%, respectively, of total accounts receivable. As of June 30, 2001, accounts payable denominated in Japanese yen and German marks were approximately $900,000 and $5.8 million, or approximately 7% and 45%, respectively, of total accounts payable. We are generally paid by customers for Japanese yen denominated sales within 15 to 45 days following the date of sale.

Results of Operations

The following table sets forth information derived from the consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

                                                                                  Fiscal Year Ended
                                                                           ------------------------------
                                                                             July 3,   July 1,   June 30,
                                                                              1999      2000       2001
                                                                           ---------  --------  ---------
                          Consolidated Statement of Operations Data:
                          Net revenues.................................      100.0%    100.0%     100.0%
                          Cost of goods sold...........................       85.9      86.6       79.9
                                                                             -----     -----      -----
                          Gross profit.................................       14.1      13.4       20.1
                          Operating expenses:
                            Selling, general and administrative........       11.9      10.2       14.2
                            Research and development...................        3.3       3.3        5.7
                            Amortization of goodwill and other
                               intangible assets.......................        --         --       14.7
                                                                             ----      -----      -----
                          Operating loss...............................       (1.1)     (0.1)     (14.5)
                          Interest income (expense)....................       (1.8)      1.1        0.9
                          Other income.................................        0.2       0.6        0.7
                          Equity in earnings of joint venture..........        1.2       5.6        3.9
                                                                             -----     -----      -----
                          Income (loss) before income taxes............       (1.5)      7.2       (9.0)
                          Income tax benefit...........................        0.8       0.2        5.1
                                                                             -----     -----      -----
                          Income (loss) before cumulative effect of
                          change in accounting principle...............       (0.7)      7.4       (3.9)
                          Cumulative effect of change in accounting            --       (0.1)       --
                                                                             ----      -----      ----
                          principle....................................
                          Net income (loss)............................       (0.7)%     7.3%      (3.9)%
                                                                             =====     =====      =====

Year Ended June 30, 2001 Compared to Year Ended July 1, 2000

Net Revenues. Net revenues increased 166.5% from $42.3 million in fiscal 2000 to $112.7 million in fiscal 2001 as a result of the LAC acquisition.

Net revenues from thin film coating equipment increased from $7.1 million in fiscal 2000 to $85.2 million in fiscal 2001, due primarily to the LAC acquisition. In the second half of fiscal 2001, over 85% of our revenues was generated from equipment, compared with approximately 25% for the second half of fiscal 2000, when revenues from the sale of the ATX-700 systems began to be recognized. During fiscal 2000 and early fiscal 2001, we sold three ATX-700 systems and recognized revenue on a percentage of completion basis on two of those systems in the second half of fiscal 2000, with the remainder in the first quarter of fiscal 2001.

Thin film coated glass revenues decreased 21.7% from $35.2 million in fiscal 2000 to $27.5 million in fiscal 2001. This reduction was caused by reduced demand for super twisted nematic, or STN, glass used in cellular phones due to excess inventory of handsets. In addition, during fiscal 2001, we shifted production capacity for manufacturing coated glass to the China JV by selling a coating machine previously used in our Longmont, Colorado facility to the China JV, shifting revenues to the China JV and reducing our coated glass revenues.

Gross Profit. Gross profit increased from $5.7 million in fiscal 2000 to $22.7 million in fiscal 2001, largely driven by the shift in product mix from glass to equipment revenues and the increased revenues resulting from the LAC acquisition. Gross profit margins were 13.4% in fiscal 2000 and 20.1% in fiscal 2001. Equipment revenues generally have higher gross profit margins than coated glass revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased from $4.3 million in fiscal 2000 to $16.0 million in fiscal 2001. The substantial increase in fiscal 2001 resulted largely from the additional administrative, sales and marketing personnel from the LAC acquisition. As a percentage of net revenues, selling, general and administrative expenses were 10.2% in fiscal 2000 and 14.2% in fiscal 2001. While we expect some synergies in the combination of marketing forces, we project selling, general and administrative expenses as a percentage of net revenues to remain at levels similar to those we experienced in the second half of fiscal 2001.

Research and Development. Research and development expenses increased 360.2% from $1.4 million in fiscal 2000 to $6.5 million in fiscal 2001. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development efforts. The increase in research and development expenses resulted largely from the additional staff and research and development operations in Germany. As a percentage of net revenues, research and development expenses were 3.3% in fiscal 2000 and 5.7% in fiscal 2001. Because of the significant product development opportunities, particularly in the PET bottle, OLED and solar markets, we expect research and development expenses as a percent of net revenues for fiscal 2002 to remain at levels similar to those we experienced in the second half of fiscal 2001.

Amortization  of  Goodwill  and  Other  Intangible   Assets.   In  fiscal  2001,
amortization of goodwill and other intangible assets was $16.5 million consisting of $5.0 million of amortization of goodwill and other intangible assets and an $11.5 million write-off of in-process research and development purchased in the LAC acquisition. We had no amortization of goodwill and other intangible assets in fiscal 2000.

Interest Income. Interest income was $447,000 in fiscal 2000 and $1.0 million in fiscal 2001. The increase in interest income was generated from investment of the remaining proceeds of our $55.5 million common stock offering completed in March 2000.

Other Income. Other income increased from $272,000 in fiscal 2000 to $805,000 in fiscal 2001. Other income is comprised of realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 2% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture. Our equity in earnings of the China JV was $2.4 million in fiscal 2000 and $4.4 million in fiscal 2001. The increase results from the transition of manufacturing capacity to the China JV.

Income Tax Benefit. We recorded a tax benefit during fiscal 2001 of approximately $5.7 million. The tax benefit reflects the tax effect of goodwill and other intangible assets, tax-free investment and interest income, and equity in earnings of the joint venture that is not subject to taxation. For German tax purposes, the amount reported as goodwill and other intangible assets on our balance sheet and the amount of in-process research and development that was charged to expense, will be fully amortized over 15 years and will be fully deductible as amortized. The income tax benefit for fiscal 2000 was $97,000, representing an effective tax rate of negative 3.3%. This benefit was primarily derived from the reversal in fiscal 2000 of the income tax accrual in fiscal 1999 on the equity income from the China JV due to the determination that the earnings would not be distributed for the foreseeable future. Other factors contributing to the relatively low effective tax rate in fiscal 2000 were tax-free investment and interest income and current year equity in earnings of the China JV that are not subject to tax.

Year Ended July 1, 2000 Compared to Year Ended July 3, 1999

Net Revenues. Net revenues increased 34.2% from $31.5 million in fiscal 1999 to $42.3 million in fiscal 2000 due to the growth during fiscal 2000 in the coated glass segment of the market as well as the growth in equipment revenues arising from the sales of the ATX-700 systems. Thin film coated glass sales increased from $26.9 million in fiscal 1999 to $35.2 million in fiscal 2000, mainly as a result of the increase in STN glass demand used in cellular phones in the second half of fiscal 2000. We recorded no revenues from the sale of ATX-700 systems in fiscal 1999, and the fiscal 1999 revenue from equipment sales was from the sale to the China JV of a refurbished coating system that had previously been used in our Longmont operations.

Gross Profit. Gross profit increased from $4.5 million in fiscal 1999 to $5.7 million in fiscal 2000, driven by higher margin sales of the ATX-700 systems. Gross profit margins were 14.1% in fiscal 1999 and 13.4% in fiscal 2000.

Selling, General and Administrative. Selling, general and administrative expenses increased from $3.8 million in fiscal 1999 to $4.3 million in fiscal 2000. As a percentage of net revenues, selling, general and administrative expenses were 11.9% in fiscal 1999 and 10.2% in fiscal 2000.

Research and Development. Research and development expenses increased 35.0% from $1.0 million in fiscal 1999 to $1.4 million in 2000. As a percentage of net revenues, research and development expenses were 3.3% in each of fiscal 1999 and 2000.

Interest Income (Expense). Interest income (expense) was ($553,000) for 1999 and $447,000 for fiscal 2000. The interest income generated in fiscal 2000 was from investment of remaining proceeds from the $55.5 million common stock offering completed in March 2000. In fiscal 1999, we incurred interest expense on outstanding borrowings under our credit facility, approximately $7.2 million of which was outstanding at July 3, 1999. We increased borrowings in fiscal 1999 to fund the $3.2 million up-front capital requirement of the China JV.

Other Income. Other income was $40,000 in fiscal 1999 and $272,000 in fiscal 2000. Other income represents realized foreign currency translation adjustments, and, in addition in fiscal 2000, royalties earned from the China JV.

Equity in Earnings of Joint Venture. Our equity in earnings of the China JV were $382,000 in fiscal 1999 and $2.4 million in fiscal 2000. The China JV only began operations in the fourth quarter of fiscal 1999, so the results for that period reflect start-up operations.

Income Tax Benefit. We recorded a $258,000 tax benefit during fiscal 1999. We received a refund of $522,000 in fiscal 1999 for estimated payments and we applied the tax loss carryback to previous fiscal years. The income tax benefit for fiscal 2000 was $97,000, representing an effective tax rate of negative 3.3%.

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

                                             Fiscal 2000 Quarter Ended                        Fiscal 2001 Quarter Ended
                                 ------------------------------------------------ ---------------------------------------------
                                   Oct. 2,     Jan. 1,    April 1,      July 1,    Sept. 30,   Dec. 30,    March 31,    June 30,
                                    1999        2000        2000         2000        2000        2000        2001         2001
                                ----------- ----------- -----------  ----------- ----------- ----------- -----------  ---------
                                                                   (unaudited, in thousands)
  Net revenues.............       $ 7,388     $ 8,308     $11,759      $14,837     $16,870     $10,309    $  44,981     $40,528
  Cost of goods sold.......         6,475       7,042      10,301       12,815      14,322       9,861       35,293      30,518
                                  -------     -------     -------      -------     -------     -------    ---------     -------
  Gross profit.............           913       1,266       1,458        2,022       2,548         448        9,688      10,010
  Operating expenses:
    Selling, general and
      Administrative.......           809         902       1,084        1,529       1,689       1,536        6,354       6,446
    Research and
      Development..........           349         315         360          385         413         485        2,632       2,955
    Amortization of goodwill
      and other intangible
      assets...............            --          --          --           --          --          --       13,969       2,568
                                  -------     -------     -------      -------     -------     -------    ---------     -------
  Operating income (loss)..          (245)         49          14          108         446      (1,573)     (13,267)     (1,959)
  Interest income
    (expense)..............          (139)       (101)         32          655         536         666          (90)        (78)
  Other income (expense)...           180          14         125          (47)        107         230          108         358
  Equity earnings in
    Affiliate..............           449         369         697          866       1,285       1,647        1,041         448
                                  -------     -------     -------      -------     -------     -------    ---------     -------
  Income (loss) before income
    Taxes..................           245         331         868        1,582       2,374         970      (12,208)     (1,231)
  Income tax benefit
    (provision)............           (83)        343         (61)        (102)       (120)        483        5,399          (2)
                                  -------     -------     -------      -------     -------     -------    ---------     -------
  Net income (loss) before
    Cumulative effect of
    Change in accounting
    Principle..............           162         674         807        1,480       2,254       1,453       (6,809)     (1,233)
  Cumulative effect of change
    in accounting
    principle..............           (50)         --          --           --          --          --           --          --
                                  -------     -------     -------      -------     -------     -------    ---------     -------
  Net income (loss)........       $   112     $   674     $   807      $ 1,480     $ 2,254     $ 1,453    $  (6,809)    $(1,233)
                                  =======     =======     =======      =======     =======     =======    =========     =======
  Net income (loss) per share
    Basic..................       $  0.03     $  0.19     $  0.20      $  0.25     $  0.37     $  0.24    $   (1.03)    $ (0.21)
    Diluted................       $  0.03     $  0.18     $  0.18      $  0.24     $  0.36     $  0.23    $   (1.03)    $ (0.21)
  Weighted average common
    Shares outstanding
    Basic..................         3,489       3,491       4,005        6,037       6,041       6,052        6,752       6,809
    Diluted................         3,489       3,741       4,382        6,265       6,279       6,267        6,752       6,809

The following table sets forth the above unaudited information as a percentage of net revenues.

                                            Fiscal 2000 Quarter Ended                        Fiscal 2001 Quarter Ended
                                ------------------------------------------------ ---------------------------------------------
                                   Oct. 2,     Jan. 1,    April 1,      July 1,    Sept. 30,   Dec. 30,    March 31,    June 30,
                                    1999        2000        2000         2000        2000        2000        2001         2001
                                ----------- ----------- -----------  ----------- ----------- ----------- -----------  --------
                                                                          (unaudited)
  Net revenues.............        100.0%      100.0%      100.0%       100.0%      100.0%      100.0%      100.0%       100.0%
  Cost of goods sold.......         87.6        84.8        87.6         86.4        84.9        95.7        78.5         75.3
                                   -----       -----       -----        -----       -----       -----       -----        -----
  Gross profit.............         12.4        15.2        12.4         13.6        15.1         4.3        21.5         24.7
  Operating expenses:
    Selling, general and
      Administrative.......         11.0        10.8         9.2         10.3        10.0        14.9        14.1         15.9
    Research and
      Development..........          4.7         3.8         3.1          2.6         2.5         4.7         5.9          7.3
    Amortization of goodwill
      and other intangible
      assets...............           --          --          --           --          --          --        31.0          6.3
                                   -----       -----       -----        -----       -----       -----       -----        -----
  Operating income (loss)..         (3.3)        0.6         0.1          0.7         2.6       (15.3)      (29.5)        (4.8)
  Interest income
    (expense)..............         (1.9)       (1.2)        0.3          4.4         3.2         6.5        (0.2)        (0.2)
  Other income (expense)...          2.4         0.2         1.1         (0.2)         .7         2.2         0.2          0.9
  Equity earnings in
    Affiliate..............          6.1         4.4         5.9          5.8         7.6        16.0         2.3          1.1
                                   -----       -----       -----        -----       -----       -----       -----        -----
  Income (loss) before income
    Taxes..................          3.3         4.0         7.4         10.7        14.1         9.4       (27.2)        (3.0)
  Income tax benefit
    (provision)............         (1.1)        4.1        (0.5)        (0.7)       (0.7)        4.7        12.0           --
                                   -----       -----       -----        -----       -----       -----       -----        -----
  Net income (loss) before
    Cumulative effect of
    Change in accounting
    Principle..............          2.2         8.1         6.9         10.0        13.4        14.1       (15.2)        (3.0)
  Cumulative effect of change
    in accounting
    principle..............         (0.7)         --          --           --          --          --          --           --
                                   -----       -----       -----        -----       -----       -----       -----        -----
  Net income (loss)........          1.5%        8.1%        6.9%        10.0%       13.4%       14.1%      (15.2)%       (3.0)%
                                   =====       =====       =====        =====       =====       =====       =====        =====

Our quarterly results of operations may be subject to significant fluctuations due to several factors, including the timing of orders, manufacturing and customer budget cycles and general economic conditions as they affect the industries which use our products. The volume of equipment sales is significantly dependent on our customers' capital spending patterns. Prior to the LAC acquisition on December 31, 2000, our coated glass products were used primarily in calculators, cell phones and personal digital assistants, and our equipment products were used primarily in plasma televisions. Certain of these industries have experienced fluctuations, both in increased and decreased demand, as a result of general market conditions. With the LAC acquisition, we now are selling products into a wider variety of geographic and product markets that may be sensitive to different market forces.

The increase in quarterly sales during the second half of fiscal 2000 was driven by the demand for STN coated glass and recognition of revenue on the two ATX-700 systems that were sold during the year. Revenues in the first quarter of fiscal 2001 increased $2.4 million as the result of an equipment sale to the China JV, the final recognition of revenue on the ATX-700 systems sold in fiscal 2000 and continuing strong demand for STN coated glass. Revenues in the second quarter of fiscal 2001 decreased as the demand for STN coated glass dropped off and equipment revenues decreased.

We acquired the LAC business at the beginning of the third quarter of fiscal 2001. In the third quarter of fiscal 2001, equipment revenues recognized on a percentage of completion basis were higher than usual due to higher levels of product completion in the web coater group. In the second half of fiscal 2001, coated glass revenues continued to be negatively affected by reduced demand for STN glass used in cellular phones and PDAs.

In the third quarter of fiscal 2001, we wrote-off $11.5 million of purchased in-process research and development, and in the third and fourth quarters of fiscal 2001 amortized a portion of the goodwill and other intangible assets from the LAC acquisition. Because we principally used available cash and bank borrowings to fund the LAC acquisition, interest income in the first half of fiscal 2001 changed to interest expense in the second half of fiscal 2001, as we incurred interest expense under our credit facility.

During the second half of fiscal 2001, cell phone manufacturers experienced a surplus inventory of handsets and reduced their demand for STN coated glass causing our China JV's earnings to fall dramatically and reducing revenues and margins for glass sold through our Longmont operations. This industry downturn negatively affected earnings of the China JV for the third and fourth quarters of fiscal 2001. From inception through the second quarter of fiscal 2001, the equity earnings in the joint venture grew substantially from $449,000 in the first quarter of fiscal 2000 to $1.6 million in the second quarter of fiscal 2001.

Liquidity and Capital Resources

We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock, a private offering of preferred stock and bank borrowings. Cash provided by operating activities was $3.9 million for fiscal 2000 compared to $20.2 million for fiscal 2001. As of June 30, 2001, we had cash and cash equivalents of approximately $26.2 million and working capital of $15.7 million.

The purchase price for the LAC acquisition was $65.5 million and 673,353 shares of our common stock, subject to final purchase price adjustments. As of June 30, 2001, we have paid $58.0 million in cash and have accrued an additional $7.5 million subject to final purchase price adjustments. The acquired LAC business will increase the amount of working capital we need to conduct our business in future periods.

The purchase price of the LAC acquisition was financed through available cash, bank borrowings and the issuance of $10.0 million of Preferred Stock.

The $10.0 million of Preferred Stock bears a 7% dividend until October 16, 2001, and then increases to 8.5% unless certain conditions are satisfied. Dividends are payable in cash by adding the dividend amount to the stated value of the Preferred Stock. The Preferred Stock is convertible into common stock at a conversion price of $19.75 per share. Purchasers of Preferred Stock and their agent also received warrants to purchase an aggregate of 75,949 shares of common stock with an exercise price of $22.33 per share. In addition, our placement agent received warrants to purchase 17,468 shares of common stock with an exercise price of $20.09 per share. We have the right to repurchase the Preferred Stock at 114% of the stated value, plus accrued dividends.

Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of June 30, 2001, we had $9.0 million outstanding in both borrowing and letters of credit, compared with no outstanding borrowings on July 1, 2000. Approximately $2.5 million of the outstanding borrowings and letters of credit under this facility at such date represents letters of credit that are credit support for our guarantee of the debt of the China JV, which amount was increased to $5.0 million subsequent to June 30, 2001. We are required under the terms of the China JV to provide credit support on a several basis for 50% of the China JV's bank indebtedness. The China JV currently has a $10.0 million revolving credit facility with Sumitomo Bank, for which we must provide a secured guaranty covering $5.0 million. This level of borrowing represents the use of the entire available credit under this facility. Interest on the outstanding borrowings was 6.0% at June 30, 2001. The credit facility generally restricts our ability to make capital expenditures, incur additional indebtedness, enter into capital leases or guarantee obligations. To remain in compliance with the credit agreement, we must also maintain certain financial ratios. At June 30, 2001, we were in compliance with all of the financial covenants in our credit facility. We intend to keep the facility in place to fund future working capital needs.

Capital expenditures were $484,000 in fiscal 2000 and $1.4 million for fiscal 2001. We anticipate capital expenditures of approximately $2.0 million in fiscal 2002. All of our capital expenditure have consisted primarily of expenses related to product development.

Cash used by investing activities was $21.1 million in fiscal 2000 and $42.0 million in fiscal 2001.

We believe that our working capital and operating needs will continue to be met by cash from operations and borrowings under the existing credit facility. Our capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

Recent Financial Accounting Standards Board Statement

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 and No. 142 "Accounting for Business Combinations and Accounting for Goodwill and Other Intangible Assets." These pronouncements establish new accounting standards for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board, or APB, Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill may not be amortized under the new standards.

SFAS Nos. 141 and 142 establish a new method of testing goodwill for impairment and require that goodwill be separately tested for impairment using a fair-value-based approach. The provisions apply not only to goodwill arising from acquisitions completed after June 30, 2001 but also to the unamortized balance of goodwill at the date of adoption. We adopted the standard early, effective July 1, 2001. We have not fully evaluated the impact upon future operating results from the proposed standard. However, based upon the preliminary allocation of the purchase price paid in the LAC acquisition, had SFAS Nos. 141 and 142 been adopted in fiscal 2001, we would not have recorded the full amortization expense related to goodwill and intangibles from the LAC acquisition, which was approximately $5.0 million for fiscal 2001.

In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Through the end of fiscal 1999, we had been deferring certain start-up costs related to the China JV. A charge for the application of SOP 98-5 was recorded as a change in accounting principle during fiscal 2000.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a material impact on our consolidated financial statements.

ITEM 7A:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

Approximately $6.5 million of our borrowed debt is subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked primarily to the Eurodollar rate and secondarily to the prime rate. We believe that a moderate change in either the Eurodollar rate or the prime rate would not materially affect our operating results or financial condition. A 1% change in interest rates would result in an approximate $65,000 annual impact on pre-tax income based on the amount of debt subject to interest rate fluctuations at June 30, 2001.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At June 30, 2001, we had approximately $1.3 million in accounts receivable and approximately $900,000 of accounts payable denominated in Japanese yen. A 1% change in exchange rates would result in an approximate $4,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at June 30, 2001.

Sales of products manufactured in Germany are denominated in German marks or euros, except for sales of equipment to certain Japanese customers which are denominated in Japanese yen. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date.

Notwithstanding the above, actual changes in interest rates and foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

We are exposed to changes in interest rates and foreign currency exchange rates primarily in our cash, foreign currency transactions and operating results of our foreign affiliates.

International manufacturing operations are primarily based in Germany and constitute a significant portion of our revenues and identifiable assets. Most of these identifiable assets are based in German marks. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures.

Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of operations as well as tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations.

Effective January 1, 1999, eleven of fifteen member countries of the European Union established permanent rates of exchange between the members' national currencies and a new common currency, the "euro." In this first phase, the euro is available for non-cash transactions in the monetary, capital, foreign exchange and interbank markets. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions until the euro currency is issued in January 2002 and the participating members' national currencies are withdrawn by July 2002. Our European operations are located in Germany which is participating in this monetary union.

We anticipate benefiting from the introduction of the euro through a reduction of foreign currency exposure and administrative costs on transactions within Europe. We have commenced conversion of our European operations from marks to the euro. The change in functional currency is proceeding as planned and is expected to be completed by the end of calendar 2001.

Any costs associated with the introduction of the euro will be expensed as incurred. We do not believe that the introduction of the euro will have a material impact on our results of operations or financial condition.

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

ITEM 8:  Financial Statements and Supplementary Data

                   Applied Films Corporation and Subsidiaries

                   Index To Consolidated Financial Statements

                                                                            Page
Historical:

  Applied Films Corporation and Subsidiaries

    Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000......... 37
    Consolidated Statements of Operations for the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999.................... 38
    Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999.................... 39
    Consolidated Statements of Cash Flows for the fiscal years ended
     June 30, 2001, July 1, 2000, and July 3, 1999........................... 40
    Notes to Consolidated Financial Statements............................... 41

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

                                                     /s/ ARTHUR ANDERSEN LLP

Denver, Colorado
July 19, 2001.

                   Applied Films Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                                                                   June 30,       July 1,
                                                                                     2001          2000
                                                                                 ------------  --------
                                                                                    (in thousands, except
                                                                                         share data)
                        ASSETS
                        CURRENT ASSETS:
                          Cash and cash equivalents..........................      $ 26,236      $ 32,058
                          Marketable securities..............................            --        20,167
                          Accounts and trade notes receivable, net of
                           allowance of $1,142 and $188......................        12,267         6,273
                          Costs and profit in excess of billings.............        29,717         4,571
                          Due from Joint Venture.............................            --           219
                          Inventories, net of allowance of $613 and $261.....        16,599        10,006
                          Assets held for sale...............................            --         2,251
                          Prepaid expenses and other.........................           836           187
                          Deferred tax asset, net............................           989           480
                                                                                   --------      --------
                                 Total current assets........................        86,644        76,212
                        Property, plant and equipment, net of accumulated
                          depreciation of $9,998 and $8,479..................         7,746         5,320
                        Goodwill and other intangible assets, net of
                        accumulated amortization of $5,036 and $0............        58,097            --
                        Investment in Joint Venture..........................         9,852         5,746
                        Deferred tax asset, net..............................         6,780           136
                        Other assets.........................................           307            64
                                                                                   --------      --------
                                 Total assets................................      $169,426      $ 87,478
                                                                                   ========      ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        CURRENT LIABILITIES:
                          Trade accounts payable.............................      $ 13,063      $  9,971
                          Accrued expenses...................................        39,841         2,138
                          Accrued pension benefit obligation.................         6,876            --
                          Income taxes payable...............................            --            98
                          Billings in excess of revenue......................         8,716            --
                          Current portion of:
                                 Deferred revenue............................           279           164
                                 Deferred gain...............................            56            56
                          Deferred tax liability.............................         2,129            --
                                                                                   --------      --------
                                 Total current liabilities...................        70,960        12,427
                        Long-term debt.......................................         6,483            --
                        Deferred revenue, net of current portion.............         2,202         1,210
                        Deferred gain, net of current portion................           589           644
                                                                                   --------      --------
                                 Total liabilities...........................        80,234        14,281
                                                                                   --------      --------

                        STOCKHOLDERS' EQUITY:
                          Series A Convertible Preferred Stock, no par value,
                            1,000,000 shares authorized; 1,000 and 0 shares
                            outstanding at June 30, 2001 and July 1, 2000,
                            respectively.....................................         8,571            --
                          Common Stock, no par value, 40,000,000 shares
                           authorized, 6,832,701 and 6,040,856 shares issued
                           and outstanding at June 30, 2001 and July 1, 2000,
                           respectively......................................        83,207        64,959
                          Warrants and stock options.........................           876            --
                          Other cumulative comprehensive loss................        (7,020)          (20)
                          Retained earnings..................................         3,558         8,258
                                                                                   --------      --------
                                 Total stockholders' equity..................        89,192        73,197
                                                                                   --------      --------
                                 Total liabilities & stockholders' equity....      $169,426      $ 87,478
                                                                                   ========      ========

          See Accompanying Notes to Consolidated Financial Statements.

                   Applied Films Corporation and Subsidiaries

                      Consolidated Statements of Operations

                                                                                For The Fiscal Years Ended
                                                                        ---------------------------------------
                                                                           June 30,        July 1,       July 3,
                                                                             2001           2000          1999
                                                                        -------------  ------------- ---------
                                                                          (in thousands, except per share data)
                 Net revenues.......................................      $ 112,715       $42,292       $31,523
                 Cost of goods sold.................................         90,021        36,633        27,070
                                                                          ---------       -------       -------
                 Gross profit.......................................         22,694         5,659         4,453
                 Operating expenses:
                   Selling, general and administrative expenses.....         16,027         4,324         3,760
                   Research and development expenses................          6,484         1,409         1,044
                   Amortization of goodwill and other intangible
                    assets..........................................         16,536            --            --
                                                                          ---------       -------       -------
                 Income (loss) from operations......................        (16,353)          (74)         (351)
                 Other (expense) income:
                   Interest income (expense)........................          1,034           447          (553)
                   Other income.....................................            805           272            40
                   Equity in earnings of Joint Venture..............          4,421         2,381           382
                                                                          ---------       -------       -------
                 Income (loss) before income taxes and cumulative
                 effect of change in accounting principle...........        (10,093)        3,026          (482)
                 Income tax benefit.................................          5,760            97           258
                                                                          ---------       -------       -------
                 Income (loss) before cumulative effect of change in
                   accounting principle.............................         (4,333)        3,123          (224)
                                                                          ---------       -------       -------
                 Cumulative effect of change in accounting principle,
                 net of taxes.......................................             --           (50)           --
                 Net income (loss)..................................         (4,333)        3,073          (224)
                                                                          ---------       -------       -------
                 Preferred stock dividends..........................           (367)           --            --
                                                                          ---------       -------       -------
                 Net income (loss) applicable to common stockholders      $  (4,700)      $ 3,073       $  (224)
                                                                          =========       =======       =======
                 Net income (loss) per common share:
                   Basic............................................      $   (0.73)      $  0.72       $ (0.06)
                                                                          =========       =======       ========
                   Diluted..........................................      $   (0.73)      $  0.69       $ (0.06)
                                                                          =========       =======       ========
                 Weighted average common shares outstanding:
                   Basic............................................          6,414         4,255         3,478
                                                                          =========       =======       =======
                   Diluted..........................................          6,414         4,439         3,478
                                                                          =========       =======       =======

          See Accompanying Notes to Consolidated Financial Statements.

                   Applied Films Corporation and Subsidiaries

                                            Consolidated Statements of Stockholders' Equity
                               For the Fiscal Years Ended June 30, 2001, July 1, 2000, and July 3, 1999

                                                                              Other                                          Total
                                                                            Cumulative     Common                            Stock-
                                   Common Stock         Preferred Stock   Comprehensive    Stock     Deferred     Retained  holder's
                                 Shares      Amount     Shares   Amount    Gain(Loss)     Warrants  Compensation  Earnings   Equity
                                 ------      ------     ------   ------   -------------   --------  ------------  --------  --------
                                                                        (in thousands, except share data)
Balances, June 27, 1998          3,472,688   $ 9,424      --   $    --     $    --       $  --        $ (7)     $ 5,409     $14,826
----------------------           ---------   -------   -----   -------     -------       -----        ----      -------     -------
  Net (loss)................           --         --      --        --          --          --          --         (224)       (224)
  ESPP stock issuance.......       10,564         33      --        --          --          --          --           --          33
  Exercise of stock options.        3,806         16      --        --          --          --          --           --          16
  Amortization of deferred
    compensation............           --         --      --        --          --          --           7           --           7
                                 --------    -------   -----   -------     -------       -----        ----      -------     -------

Balances, July 3, 1999           3,487,058     9,473      --        --          --          --          --        5,185      14,658
----------------------           ---------   -------   -----   -------     -------       -----        ----      -------     -------
  Net income................           --         --      --        --          --          --          --        3,073       3,073
  ESPP stock issuance.......        5,481         39      --        --          --          --          --           --          39
  Stock options, including
    income tax benefits of
    $253....................       48,317        383      --        --          --          --          --           --         383
  Issuance of shares in
    connection with secondary
    offering (net of offering
    costs of $461)..........    2,500,000     55,064      --        --          --          --          --           --      55,064
  Comprehensive income:
    Unrealized gain (loss) on
      foreign currency
      translation...........           --         --      --        --         (20)         --          --           --         (20)
                                 --------    -------   -----   -------     -------       -----        ----      -------     -------

Balances, July 1, 2000           6,040,856    64,959      --        --         (20)         --          --        8,258      73,197
----------------------           ---------   -------   -----   -------     -------       -----        ----      -------     -------
  Net income................           --         --      --        --          --          --          --       (4,333)     (4,333)
  ESPP stock issuance.......        3,916         55      --        --          --          --          --           --          55
  Stock options, including
    income tax benefits of
    $515....................      114,576        847      --        --          --          --          --           --         847
  Issuance of stock in
    connection with
    acquisition of LAC......      673,353     17,346      --        --          --          --          --           --      17,346
  Issuance of Series A
    Convertible Preferred
    Stock...................           --         --   1,000     8,571          --          --          --           --       8,571
  Issuance of common stock
    warrants in connection
    with issuance of Series A
    Consertible Preferred
    Stock...................           --         --      --        --          --         876          --           --         876
  Preferred stock dividends.           --         --      --        --          --          --          --         (367)       (367)
  Comprehensive income:
    Unrealized gain (loss) on
      foreign currency
      translation...........           --         --      --        --      (7,000)         --          --           --      (7,000)
                                 --------    -------   -----   -------     -------       -----        ----      -------     -------
Balances, June 30, 2001          6,832,701   $83,207   1,000   $ 8,571     $(7,020)      $ 876        $ --       $ 3,558    $89,192
-----------------------          ---------   -------   -----   -------     -------       -----        ----       -------    -------

  The accompanying notes are an integral part of these consolidated statements.

                   Applied Films Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                               For The Fiscal Years Ended
                                                                          ------------------------------------
                                                                            June 30,      July 1,     July 3,
                                                                              2001         2000        1999
                                                                          -----------  ----------- -----------
                                                                                     (in thousands)
                     Cash Flows from Operating Activities:
                       Net income (loss)...............................    $  (4,333)   $   3,073    $  (224)
                       Adjustments to reconcile net income (loss) to
                         net cash flows from operating activities--
                         Depreciation..................................        2,094        1,826      1,759
                         Amortization of deferred compensation & new
                          cash compensation expense....................          143           --          7
                         Amortization of deferred gain on lease and
                          Joint Venture................................         (334)        (220)      (108)
                         Amortization of goodwill and other intangible
                          assets.......................................       16,536           --         --
                         Deferred income tax (benefit) provision.......       (4,509)        (628)       530
                         Equity in earnings of affiliate...............       (4,106)      (2,217)      (330)
                         Deferred gain on equipment sale to Joint
                          Venture......................................        1,386           --      1,588
                         Cost of equipment sale to Joint Venture.......        2,251           --      1,693
                         Changes in:
                           Accounts and trade notes receivable, net....        4,224         (991)       385
                           Costs and profits in excess of billings.....       (7,203)      (3,011)        --
                           Inventories.................................        8,469       (1,872)     1,903
                           Prepaid expenses and other..................          299          622        253
                           Accounts payable and accrued expenses.......       (3,339)       6,503     (2,534)
                           Billings in excess of revenue...............        8,716           --         --
                           Income taxes (receivable) payable...........          (98)         809     (1,002)
                                                                           ---------    ---------    -------
                             Net cash flows from operating activities..       20,196        3,894      3,920
                                                                           ---------    ---------    -------

                     Cash Flows from Investing Activities:
                       Purchases of property, plant, and equipment.....       (1,350)        (484)    (2,800)
                       Acquisition of LAC..............................      (60,857)          --         --
                       Purchase of assets held for sale................           --         (369)        --
                       Investment in Joint Venture.....................           --           --     (3,236)
                       Purchases of marketable securities..............           --      (21,367)        --
                       Proceeds from sale of marketable securities.....       20,167        1,200         --
                       Other...........................................           --          (64)        --
                                                                           ---------    ---------    -------
                             Net cash flows from investing activities..      (42,040)     (21,084)    (6,036)
                                                                           ---------    ---------    -------

                     Cash Flows from Financing Activities:
                       Proceeds from borrowings of long-term debt......       18,862        3,623     12,747
                       Repayment of long-term debt.....................      (12,379)     (11,024)    (9,598)
                       Stock issuance on stock purchase plan, and stock
                         options.......................................          387          422         49
                       Proceeds from issuance of preferred stock and
                         warrants, net.................................        9,304           --         --
                       Proceeds from secondary offering................           --       55,525         --
                       Dividends paid on preferred stock...............         (322)          --         --
                       Offering costs..................................           --         (461)        --
                                                                           ---------    ---------    -------
                             Net cash flows from financing activities..       15,852       48,085      3,198
                                                                           ---------    ---------    -------
                     Effect of exchange rate changes on cash and cash
                       equivalents.....................................          170           --         --
                     Net (decrease) increase in cash...................       (5,822)      30,895      1,082
                     Cash and cash equivalents, beginning of period....       32,058        1,163         81
                                                                           ---------    ---------    -------
                     Cash and cash equivalents, end of period..........    $  26,236    $  32,058    $ 1,163
                                                                           =========    =========    =======

                     Supplemental cash flow information:
                       Cash paid for interest, net of amounts
                         capitalized...................................    $     489    $     366    $   735
                                                                           =========    =========    =======
                       Cash received for income taxes, net.............    $     (15)   $    (560)   $  (100)
                                                                           =========    =========    =======

  The accompanying notes are an integral part of these consolidated statements.

                    Applied Films Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

NOTE 1. COMPANY ORGANIZATION AND OPERATIONS

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

Inventories consist of glass related materials used in the production of coated glass, and materials used in the construction of systems. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at June 30, 2001 and July 1, 2000 consist of the following (in thousands):

                                                                                 June 30,   July 1,
                                                                                   2001      2000
                                                                                 --------   --------
                                       Raw materials, net......................   $  5,116  $  4,003
                                       Work-in-process.........................      5,822        --
                                       Materials for manufacturing systems.....        733       195
                                       Finished goods, net.....................      4,928     5,808
                                                                                  --------  --------
                                                                                 $ 16,599   $ 10,006

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

                                                                                    Estimated
                                                                                   Useful Lives
                                                                                   ------------
                                       Building...............................        30 years
                                       Machinery and equipment................      3-10 years
                                       Office furniture and equipment.........       3-5 years

Depreciation expense was approximately $2.1 million, $1.8 million and $1.8 million for the years ended June 30, 2001, July 1, 2000 and July 3, 1999, respectively.

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

Equipment Sales Revenue Recognition

Revenues on a substantial majority of contracts relating to the construction and sale of thin film coating equipment are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"). Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Billings in excess of costs and profit represent amounts billed pursuant to the contract terms which occur prior to the Company's recognition of revenues on the contract for financial reporting purposes. Costs and profits in excess of billings represent revenues earned prior to billing.

Contracts in progress at June 30, 2001 and July 1, 2000 are as follows (in thousands):

                                                                                 June 30,    July 1,
                                                                                   2001       2000
                                                                                ---------   --------
                              Costs incurred on contracts in progress and
                              estimated profit..............................    $ 100,013   $  6,211
                              Less: billings to date........................      (79,012)    (1,640)
                                                                                ---------   --------
                              Costs and profit in excess of billings, net...    $  21,001   $  4,571
                                                                                =========   ========

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

Other Cumulative Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Other cumulative comprehensive income for the Company represents foreign currency items associated with the translation of the Company's investment in its foreign subsidiaries and the Joint Venture.

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

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows (in thousands of shares):

                                                                                      Fiscal Years Ended
                                                                                   -----------------------
                                                                                     2001     2000   1999
                                                                                   -------  ------- ------
                       Weighted average number of common shares outstanding
                       (shares used in basic earnings per share computation)....    6,414    4,255   3,478
                       Effect of potentially dilutive securities................      N/A      184     N/A
                                                                                    -----    -----   -----
                       Shares used in diluted earnings per share Computation....    6,414    4,439   3,478
                                                                                    =====    =====   =====

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements establish new accounting standards for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized under the new standards.

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

NOTE 3. ACQUISITION OF LAC

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

                                    Net current assets...........................     $ 10,170
                                    Long-term liabilities........................       (9,029)
                                    Goodwill.....................................       49,892
                                    Other intangible assets......................       20,000
                                    Property, plant and equipment................        3,167
                                    In-process research and development..........       11,500
                                                                                      --------
                                              Total allocation of estimated
                                              purchase price.....................     $ 85,700
                                                                                      ========

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

                                                                           Fiscal Year Ended
                                                           -------------------------------------------------
                                                                June 30, 2001             July 1, 2000
                                                           -----------------------   -----------------------
                                                                (in thousands, except per share data)
                                                           Historical    Pro Forma   Historical    Pro Forma
                                                           ----------    ---------   ----------    ---------
                                                                              (Unaudited)
                       Net revenues...................      $112,715     $174,740     $ 42,292     $119,460
                       Operating income (loss)........       (16,353)     (23,272)         (74)     (20,189)
                       Net loss.......................        (4,333)     (12,270)      (3,073)     (10,293)
                       Income (loss) per common share--
                         basic and diluted............      $  (0.73)    $  (1.94)    $ (0.72)     $  (2.26)

NOTE 4. LONG-TERM DEBT

                                                                                       June 30,       July 1,
                                                                                         2001          2000
                                                                                       ---------     -------
                                                                                           (in thousands)
                    Revolving credit facility,  due September 17, 2002,  secured by eligible accounts  receivable,  inventory,  equipment and fixtures,  as defined  in the  agreement;  interest  payable quarterly  and  accrued  based on the prime rate  and/or the
                    Eurodollar  rate,  at the  election  of the  Company  at the beginning  of each  month,  plus a factor  varying  based on
                    earnings   before   interest,    taxes,   depreciation   and
                    amortization,  as defined by the agreement  (5.99% and 8% at
                    June 30, 2001 and July 1, 2000, respectively)....................   $6,483        $
                                                                                        ------        -----
                                                                                         6,483           --
                         Less-current portion........................................       --           --
                                                                                       -------        -----
                                   Total long-term debt..............................  $ 6,483        $
                                                                                       =======        =====

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

NOTE 5. INVESTMENT IN JOINT VENTURE

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

Summarized statement of operations information for the Joint Venture for the fiscal years ended June 30, 2001, July 1, 2000 and July 3, 1999, is presented below (in thousands):

                                                                                  Fiscal Year Ended
                                                                           ------------------------------
                                                                            June 30,    July 1,   July 3,
                                                                              2001       2000      1999
                                                                           ---------  ---------  -------
                         Joint Venture:
                           Operating revenues..........................     $32,360    $23,882   $ 4,139
                                                                            =======    =======   =======
                           Net income..................................     $ 8,202    $ 4,095   $   660
                                                                            =======    =======   =======
                         AFCO's equity in earnings:
                           Proportionate share of net income after
                              eliminations.............................     $ 4,087    $ 2,217   $   330
                           Amortization of deferred gain on sale of
                              equipment................................         334        164        52
                                                                            -------    -------   -------
                           Equity in earnings of Joint Venture.........     $ 4,421    $ 2,381   $   382
                                                                            =======    =======   =======

Summarized balance sheet information for the Joint Venture as of June 30, 2001, July 1, 2000, and July 3, 1999, is presented below (in thousands):

                                                                              June 30,  July 1,   July 3,
                                                                                2001     2000      1999
                                                                              -------- --------  --------
                                 Assets:
                                   Current assets........................     $ 8,410  $  9,956  $  5,411
                                   Property, plant, and equipment, net...      27,860     9,921    10,414
                                                                              -------  --------  --------
                                                                              $36,270  $ 19,877  $ 15,825
                                 Capitalization and liabilities:
                                   Current liabilities...................     $ 9,239  $  5,397  $  7,125
                                   Long-term debt........................       7,321     2,800     1,596
                                   Common shareholders' equity...........      19,710    11,680     7,104
                                                                              -------  --------  --------
                                                                              $36,270  $ 19,877  $ 15,825

As of June 30, 2001 and July 1, 2000, the Company had accounts payable to the Joint Venture of approximately $42,000 and $2.7 million, and receivables from the Joint Venture approximately $265,000 and $218,000, respectively.

NOTE 6. ASSETS HELD FOR SALE

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

NOTE 7. STOCKHOLDERS' EQUITY

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

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal 2001, 2000, and 1999 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                                      2001      2000      1999
                                                                    --------  --------  -------
                                       Risk-free interest rate...     5.99%     6.24%     5.21%
                                       Expected lives............   7 years   7 years   7 years
                                       Expected volatility.......      161%      136%       77%
                                       Expected dividend yield...      0.0%      0.0%      0.0%

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

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income (loss) would have been reported as follows (in thousands, except share data):

                                                                     For The Fiscal Year Ended
                                                                 ----------------------------------
                                                                 June 2001    July 2000   July 1999
                                                                 ---------    ---------   ---------
                                Net income (loss):
                                  As reported...............     $(4,333)     $ 3,073     $  (224)
                                                                 =======      =======     =======
                                  Pro forma.................     $(5,227)     $ 2,853     $  (313)
                                                                 =======      =======     =======
                                Basic earnings (loss) per
                                share:
                                  As reported...............     $   (.73)    $  0.72     $ (0.06)
                                                                 ========     =======     =======
                                  Pro forma.................     $   (.87)    $  0.67     $ (0.09)
                                                                 ========     =======     =======

A summary of the 1993 and 1997 Plans is as follows:

                                                                    For The Fiscal Years Ended
                                               --------------------------------------------------------------------
                                                    June 30, 2001          July 1, 2000           July 3, 1999
                                               ---------------------  ---------------------  ----------------------
                                                            Weighted               Weighted               Weighted
                                                             Average                Average                Average
                                                            Exercise               Exercise               Exercise
                                                 Options      Price    Options      Price     Options      Price
                                               -----------  ---------  --------  -----------  ---------  ----------
                Outstanding at beginning of
                  year.......................    455,076     $  4.22   384,296      $  3.42   379,645      $ 3.77
                  Granted....................    230,236       18.31   124,160         6.30    89,568        3.02
                  Forfeited..................     (8,900)      29.73    (5,063)       (3.16)  (81,111)       4.65
                  Exercised..................   (114,576)       2.94   (48,317)       (2.88)   (3,806)       2.87
                Outstanding at end of year...    561,836        9.88    455,076        4.22    384,296       3.42
                                                 =======     =======    =======     =======    =======     ======
                Exercisable at end of year...    228,778        4.16    268,076        3.45    260,288       3.25
                                                 =======     =======    =======     =======    =======     ======
                Weighted average fair value
                of options granted...........                $ 11.87                $  5.94                $ 2.05
                                                             =======                =======                ======

The  following  table  summarizes   information  about  employee  stock  options
outstanding and exercisable at June 30, 2001:

                                                    Options Outstanding                Options Exercisable
                                        -----------------------------------------  --------------------------
                                           Number of      Weighted
                                            Options        Average      Weighted       Number       Weighted
                                        Outstanding at    Remaining      Average   Exercisable at    Average
                         Range of          June 30,      Contractual    Exercise      June 30,      Exercise
                      Exercise Prices        2001       Life in Years     Price         2001          Price
                     ------------------ --------------  -------------------------- -------------  -----------
                     $2.32-- $3.00.....    151,471           6.29        $  2.75       85,181        $  2.59
                     $3.01-- 5.26......    161,814           5.70           4.06      131,586           4.24
                     $5.27-- 13.99.....     11,515           6.18           7.20        8,636           7.20
                     $14.00-- 38.50....    237,036           9.47          18.59        3,375          32.75
                                           -------                                     ------
                                           561,836                                    228,778
                                           =======                                    =======

Employee Stock Purchase Plan

On September 5, 1997, the Board of Directors adopted, and the stockholders subsequently approved, the Applied Films Corporation Employee Stock Purchase Plan as amended in October 2000. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions. Shares are purchased at 85% of the fair market value of the common stock on the Purchase Date where fair market value on either the first business day of that option period or as of the last business day of that Option Period, on whichever of those two (2) days the closing sale price as reported on the Nasdaq National Market System is lower, for the purchase of as many full shares, but not less than one (1) full share, as may be purchased with the funds in his or her Purchase Account. Up to 100,000 shares of common stock may be sold under the Purchase Plan. Shares sold under the Purchase Plan may be newly issued shares or shares acquired by the Company in the open market. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate when all shares reserved for issuance have been sold thereunder. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and will be administered in accordance with the limitations set forth in Section 423 and the rules and regulations thereunder.

During fiscal 2001 and 2000, the Company issued shares to employees under this plan at a purchase price ranging from $3.15 to $32.96 per share. A total of 19,961 shares have been issued under the plan since inception.

Series A Convertible Preferred Stock

Overview

On January 16, 2001, the Company sold $10.0 million in Series A Convertible Preferred Stock ("Series A") that is convertible into common stock at a conversion price of $19.75 per common share. The conversion price of the Series A is subject to adjustment under certain circumstances. The Series A carries a dividend rate of 7% until October 16, 2001, and then the rate increases to 8.5% unless certain conditions are satisfied. During fiscal year 2001, the Company accrued $366,722, or $367 per share, of Series A in dividends. The Series A may be exchanged at the Company's option for a 5% subordinated convertible debenture due January 16, 2004. The Company also issued two grants of warrants in connection with this offering: warrants to purchase 75,949 shares of common stock at $22.33 per share and warrants to purchase 17,468 shares at $20.09 per share. The warrants are immediately exercisable, and may be exercised any time over a five and three year period, respectively. The Company determined the fair value of these warrants to be approximately $733,623 using the Black-Scholes option pricing model using the following weighted average assumptions:

Risk-free interest rate......................           4.99%
Expected life................................           1.5 years
Expected volatility..........................           100%
Expected dividend yield......................           0.0%

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

If at any time after July 16, 2001, the Company's equity market capitalization is less than $50.0 million for 20 consecutive trading days, then the holders of Series A have a special put right at their discretion to convert all or a portion of the then outstanding Series A into common stock at a conversion price equal to the average of the closing price for the ten trading days immediately preceding the date that the notice of conversion is delivered.

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

NOTE 8. INCOME TAXES

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

The net deferred tax asset (liability) is comprised of the following (in thousands):

                                                                                     June 30,   July 1,
                                                                                       2001      2000
                                                                                     --------   -------
                                      Inventories................................    $    276   $   160
                                      Accrued expenses...........................       2,839       335
                                      Deferred compensation......................         202       181
                                      Deferred gain..............................         240       261
                                      Deferred revenue...........................         373       513
                                      Goodwill and other intangible assets.......       4,601        --
                                      Net operating loss carry forwards..........       2,159        --
                                                                                     --------   -------
                                                Total deferred tax assets........      10,690     1,450
                                                                                     --------   -------
                                      Property, plant and equipment..............        (771)     (794)
                                      Uncompleted contracts......................      (4,255)       --
                                      Other......................................         (24)      (41)
                                                                                     --------   -------
                                                Total deferred tax liabilities...      (5,050)     (835)
                                                                                     --------   -------
                                                Total deferred tax asset, net....    $  5,640   $   615
                                                                                     ========   =======

Income tax (benefit) provision for the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999 consist of the following (in thousands):

                                                                                         Years Ended
                                                                                ----------------------------
                                                                                June 30,   July 1,    July 3,
                                                                                  2001      2000       1999
                                                                                --------- ---------  -------
                               Current provision (benefit):
                                 Federal......................................    $   (95)   $ 484      $(718)
                                 State........................................         (9)      47        (70)
                                 Foreign......................................     (1,147)      --         --
                                                                                  -------    -----      -----
                                         Total current provision (benefit)....     (1,251)     531       (788)
                               Deferred provision (benefit):
                                 Federal......................................     (1,848)    (572)       483
                                 State........................................       (180)     (56)        47
                                 Foreign......................................     (2,481)      --         --
                                                                                  -------    -----      -----
                                         Total deferred provision (benefit)...     (4,509)    (628)       530
                                                                                  -------    -----      -----
                                         Total tax provision (benefit)........    $(5,760)   $ (97)     $(258)
                                                                                  =======    =====      =====

Reconciliations between the effective statutory federal income tax provision (benefit) rate and the Company's effective income tax provision (benefit) rate as a percentage of net income (loss) before taxes were as follows:

                                                                                         Fiscal Years Ended
                                                                                     ------------------------------
                                                                                     June 30,    July 1,    July 3,
                                                                                       2001       2000       1999
                                                                                     ---------  ---------  -------
                           Statutory federal income tax (benefit)
                           provision rate.......................................      (34.0)%     34.0%     (34.0)%
                           State income taxes...................................       (3.3)       3.3       (3.3)
                           Foreign income taxes and other.......................       (1.8)       0.1        2.0
                           Equity earnings in Joint Venture.....................      (14.3)     (33.2)        --
                           Tax exempt interest income...........................       (3.7)      (6.4)        --
                           Effect of foreign sales corporation..................         --       (1.1)      (18.1)
                                                                                       ----       ----       -----
                                     Effective income tax provision (benefit)...      (57.1)%    (3.3)%     (53.4)%
                                                                                       =====      ====       =====

As of June 30, 2001, the Company had Federal net operating losses available to offset future taxable income of approximately $5.7 million. Such net operating loss carry forwards expire through 2021. Under the provisions of the Internal Revenue Code, as amended, the Company's foreign sales corporation may exempt a portion of its export related taxable income from federal and state income taxes.

NOTE 9. EMPLOYEE BENEFIT PLANS

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

                                                                                      Year End
                                                                                      June 30,
                                                                                        2001
                                                                                     ---------
                                    Change in Benefit Obligation:
                                      Benefit obligation at beginning of year....    $     --
                                      Service costs..............................         485
                                      Interest costs.............................         428
                                      Actuarial losses...........................         338
                                      Foreign exchange losses....................         153
                                      Acquisition................................       5,810
                                      Benefits paid
                                      Benefit obligation at end of year..........    $  7,214
                                                                                     --------
                                    Funded Status:
                                      Unrecognized net actuarial gain............    $ (7,214)
                                      Unrecognized prior service cost............         338
                                                                                     --------
                                      Net amount recognized......................    $ (6,876)
                                                                                     --------
                                    Amounts Recognized in the Balance Sheets:
                                      Accrued Benefit Liability..................    $ (6,876)
                                                                                     --------
                                      Net amount recognized......................    $ (6,876)
                                                                                     --------
                                    Weighted-average Assumptions as of June 30,
                                    2001:
                                      Discount rate..............................         6.0%
                                      Expected return on plan assets.............         N/A
                                      Rate of compensation increase:
                                         Employee................................        2.75%
                                         Retired.................................        2.25%
                                    Components of Net Periodic Benefit Cost:
                                      Service Cost...............................    $    485
                                      Interest Cost..............................         428
                                      Expected Return on plan assets.............          --
                                      Amortization of prior service costs........          --
                                      Recognition of actuarial loss..............         338
                                                                                     --------
                                              Net periodic benefit costs.........    $  1,251
                                                                                     --------

NOTE 10. SIGNIFICANT CUSTOMERS

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

The breakdown of net revenues by geographic region is as follows (in thousands):

                                                                           Fiscal Years Ended
                                                                       June 30,    July 1,  July 3,
                                                                         2001       2000     1999
                                                                      ---------  --------- -------
                                      Asia (other than Japan)....    $  48,206   $24,641   $17,691
                                      Japan......................       27,552    13,929     7,645
                                      United States..............       13,764     2,934     4,924
                                      Europe and other...........       23,193       788     1,263
                                                                     ---------   -------   -------
                                                   Net revenues..    $ 112,715   $42,292   $31,523
                                                                     =========   =======   =======

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

NOTE 11. COMMITMENTS

The Company is obligated under certain noncancellble operating leases for office, manufacturing and warehouse facilities, and various equipment. During June 1997, the Company entered into a lease for the Company's manufacturing and administrative location in Longmont, Colorado, which is accounted for as an operating lease. The lease commenced on January 30, 1998, and payments are fixed until the first day of the second lease year, at which time payments increase annually one and one-half percent plus one-half of the increase in the Consumer Price Index per annum. Lease payments have been normalized over the term of the lease. The initial lease term is 15 years, with two additional 5 year options to extend.

The future minimum rental payments under the leases are as follows (in thousands):

Fiscal Year
2002....................      $   957
2003....................          952
2004....................          894
2005....................          890
2006....................          903
Thereafter..............        6,293
                              -------
                              $10,889

NOTE 12. SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, the revenues of "Thin Film Coated Glass" and the revenues of "Thin Film Coating Equipment." Certain financial information for each segment is provided below (in thousands):

                                                                               Fiscal Years Ended
                                                                        --------------------------------
                                                                         June 30,    July 1,     July 3,
                                                                           2001       2000        1999
                                                                        ---------- ----------  ---------
                           Net revenues:
                             Thin film coated glass.................    $  27,523   $ 35,159    $ 26,906
                             Thin film coating equipment............       85,192      7,133       4,617
                                                                        ---------   --------    --------
                                     Total net revenues.............    $ 112,715   $ 42,292    $ 31,523
                                                                        =========   ========    ========
                           Operating (loss) income:
                             Thin film coated glass.................    $  (1,798)  $  1,628    $   (148)
                             Thin film coating equipment............        1,981     (1,702)       (203)
                             Amortization of goodwill and other
                           intangible assets........................      (16,536)        --          --
                                                                        ---------   --------    --------
                                     Total operating (loss) income..    $ (16,353)  $    (74)   $   (351)
                                                                        =========   ========    ========
                           Identifiable assets:
                             Thin film coated glass.................    $   3,311   $  3,734    $  6,634
                             Thin film coating equipment............        3,936      1,403          38
                             Corporate and other....................          478        180       1,955
                                                                        ---------   --------    --------
                                     Total identifiable assets......    $   7,725   $  5,317    $  8,627
                                                                        =========   ========    ========

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value due to the nature of the investments and the length of maturity of these investments. The fair value of the Company's debt is based on borrowing rates that would approximate existing rates; therefore, there is no material difference in their fair market value and the carrying value.

NOTE 14. QUARTERLY INFORMATION (unaudited)

The following table sets forth summary unaudited quarterly financial information for the eight fiscal quarters ended June 30, 2001.

                                             Fiscal 2001 Quarter Ended                        Fiscal 2000 Quarter Ended
                                 ------------------------------------------------ -------------------------------------------------
                                     June        March      December    September     July         April      January   September
                                     2001        2001         2000        2000        2000         2000        2000         1999
                                 ----------- -----------  ----------- ----------- -----------  ----------- -----------  ----------
Net revenues................       $40,528    $  44,981     $10,309     $16,870     $14,837      $11,759     $ 8,308      $ 7,388
Cost of goods sold..........        30,518       35,293       9,861      14,322      12,815       10,301       7,042        6,475
                                   -------    ---------     -------     -------     -------      -------     -------      -------
Gross profit................        10,010        9,688         448       2,548       2,022        1,458       1,266          913
Operating expenses:
  Selling, general and
    administrative..........         6,446        6,354       1,536       1,689       1,529        1,084         902          809
  Research and development..         2,955        2,632         485         413         385          360         315          349
  Amortization of goodwill and
    other intangible assets.         2,568       13,969          --          --          --           --          --           --
                                   -------    ---------     -------     -------     -------      -------     -------      -------
Operating income (loss).....        (1,959)     (13,267)     (1,573)        446         108           14          49         (245)
Interest income (expense)...           (78)         (90)        666         536         655           32        (101)        (139)
Other income (expense)......           358          108         230         107         (47)         125          14          180
Equity earnings in affiliate           448        1,041       1,647       1,285         866          697         369          449
                                   -------    ---------     -------     -------     -------      -------     -------      -------
Income (loss) before income
  taxes.....................        (1,231)     (12,208)        970       2,374       1,582          868         331          245
Income tax benefit
  (provision)...............            (2)       5,399         483        (120)       (102)         (61)        343          (83)
                                   -------    ---------     -------     -------     -------      -------     -------      -------
Net income (loss) before
  cumulative effect of change
  in accounting principle...        (1,233)      (6,809)      1,453       2,254       1,480          807         674          162
Cumulative effect of change in
  accounting principle......            --           --          --          --          --           --          --          (50)
                                   -------    ---------     -------     -------     -------      -------     -------      -------
        Net income (loss)...       $(1,233)   $  (6,809)    $ 1,453     $ 2,254     $ 1,480      $   807     $   674      $   112
                                   =======    =========     =======     =======     =======      =======     =======      =======

NOTE 15. SUBSEQUENT EVENTS

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

          3. Exhibits.
               Reference is made to the Exhibit Index that begins on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

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

                                               APPLIED FILMS CORPORATION

                                               By: /s/ Thomas T. Edman
                                                   Thomas T. Edman, President
                                                   August 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on August 29, 2001.

     Signature                         Title
     ---------                         -----

     /s/  Cecil Van Alsburg*           Director, Chairman of the Board
     Cecil Van Alsburg

     /s/  Thomas T. Edman              Director, President, and Chief Executive
     Thomas T. Edman                   Officer (principal executive officer)

     /s/  Lawrence D. Firestone        Treasurer and Chief Financial Officer and
     Lawrence D. Firestone             Secretary (principal financial officer)

     /s/  Richard P. Beck*             Director
     Richard P. Beck

     /s/  John S. Chapin*              Director
     John S. Chapin

     /s/  Vincent Sollitto *           Director
     Vincent Sollitto

     /s/  Chad D. Quist*               Director
     Chad D. Quist

     /s/  Aitor Galdos*                Director
     Aitor Galdos


*By:   /s/  Lawrence D. Firestone
       Lawrence D. Firestone
       Attorney-in-Fact

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
      3.1      Amended and Restated  Articles of  Incorporation of Applied Films
               Corporation, as amended

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

     10.22 Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility.

     10.23 Commercialization Agreement between The Coca-Cola Company, KRONES AG and Applied Films GmbH & Co. KG (as assignee of Balzers Process Systems GmbH) effective September 1, 2000.

     11.1      Statement re: computation of per share earnings.

     21.1 Subsidiary of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1 (Reg. No. 333-59984).

     23.1      Consent of Arthur Andersen LLP.

     24.1      Power of Attorney (previously filed).

Exhibit 3.1

                              AMENDED and RESTATED
                            ARTICLES OF INCORPORATION
                                       OF
                            APPLIED FILMS CORPORATION

     The following Amended and Restated Articles of Incorporation are executed by the undersigned corporation pursuant to the provisions of the Colorado Business Corporation Act.

     1. The name of the corporation is Applied Films Corporation.

     2. The original Articles of Incorporation were filed effective July 1, 1994, and were amended and restated effective July 3, 1995, and were further amended on November 18, 1996.

     3. The following Amended and Restated Articles of Incorporation supersede the original Articles of Incorporation, as amended and restated effective July 3, 1995, and as further amended on November 18, 1996, and shall be the Articles of Incorporation of the corporation.

     4. These Amended and Restated Articles of Incorporation were adopted by a vote of the directors and shareholders in accordance with the provisions of the Colorado Business Corporation Act.

     5. The number of votes cast for the amendment by each voting group was sufficient for approval by such voting group.

                                    ARTICLE I

     The name of the corporation is Applied Films Corporation.

                                   ARTICLE II.

     The purpose for which the corporation is formed is to engage in any lawful business or businesses. The corporation shall have and may exercise all powers and rights granted or otherwise provided by the Colorado Business Corporation Act as in effect from time to time and any successor law.

                                  ARTICLE III.

     The total number of shares of all classes of stock which the corporation shall have authority to issue is eleven million (11,000,000) shares, of which ten million (10,000,000) shares shall be common stock without par value and one million (1,000,000) shares shall be preferred stock, without par value. The shares of preferred stock may be divided into one or more series.

     The authorized shares of common stock are all of one class with unlimited voting rights, and each such share shall be equal to every other such share.

     The corporation's Board of Directors shall have the authority without shareholder action, to determine the preferences, limitations and relative rights of any preferred stock (whether in a series or as a class), including without limitation the following: (i) the designation of any series of preferred stock; (ii) unlimited, special, conditional, or limited voting rights, or no right to vote; except that no condition, limitation, or prohibition on voting shall eliminate any right to vote provided by the Colorado Business Corporation Act; (iii) redemption rights; (iv) conversion rights; (v) distribution or dividend rights, including the determination of whether such rights are cumulative, noncumulative or partially cumulative; and (vi) preference rights over any other class or series of shares with respect to distributions, including dividends and distributions upon the dissolution of the corporation.


                                   ARTICLE IV.

     The address of the registered office, which is the same as the mailing address, is 6797 Winchester Circle, Boulder, Colorado 80301. The name of the registered agent is Cecil Van Alsburg.

                                   ARTICLE V.

     The address of the corporation's principal office is 6797 Winchester Circle, Boulder, Colorado 80301.

                                   ARTICLE VI.

     Cumulative voting shall not be permitted in the election of directors.

                                  ARTICLE VII.

     A director of the corporation shall not be personally liable to the corporation or its shareholders for monetary damages for a breach of fiduciary duty as a director, except for liability: (a) for any breach of the director's duty of loyalty to the corporation or its shareholders; (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (c) resulting from a violation of section 7-108-403 of the Colorado Business Corporation Act; (d) for any transaction from which the director derived an improper personal benefit; or (e) for any act or omission occurring prior to the date of the approval of this Article. In the event the Colorado Business Corporation Act is amended after the approval of this Article to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the corporation shall be eliminated or limited to the fullest extent permitted by the Colorado Business Corporation Act. Any repeal, modification or adoption of any provision in these Articles of Incorporation inconsistent with this Article shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal, modification or adoption. Any limitations on liability in effect prior to the date of these Amended and Restated Articles shall remain in full force and effect.

                                  ARTICLE VIII.

     The corporation shall indemnify all officers and directors of the corporation to the fullest extent permitted by the Colorado Business Corporation Act, as amended from time to time, subject to any expansion (but not limitation) of such indemnification as may be set forth in the Bylaws of the corporation or any shareholders' or directors' resolution or by any indemnification or similar agreement between the Company and any officer or director, to the fullest extent permitted by the Colorado Business Corporation Act.

                                   ARTICLE IX.

     The corporation shall not merge or consolidate with another corporation (except a corporation of which all outstanding stock is beneficially owned by this corporation "Subsidiary"), or sell, lease, exchange, pledge or otherwise dispose of all or substantially all of the assets of the entire corporation other than in the usual and regular course of its business, or voluntarily dissolve and liquidate its assets without the affirmative vote of not less than two-thirds (2/3) of the voting power of the then issued and outstanding shares entitled to vote thereon, voting together as a single voting group (unless as otherwise provided by the Colorado Business Corporation Act; or unless as otherwise provided in any articles of amendment filed with the Colorado Secretary of State providing for the issuance of preferred shares).

     Notwithstanding any other provision of these Articles of Incorporation or the Bylaws of this corporation (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws of the corporation), the affirmative vote of the holders of two-thirds (2/3) or more of shares the voting power of the shares entitled to vote thereon, voting together as a single voting group, (unless as otherwise required by the Colorado Business Corporation Act; or unless as otherwise provided in any articles of amendment filed with the Colorado Secretary of State providing for the issuance of preferred shares), shall be required to amend or repeal, or adopt any provisions inconsistent with, this Article IX of these Articles of Incorporation.

                                   ARTICLE X.

     The Board of Directors of this corporation shall not approve, adopt or recommend any offer of any person or entity, other than the corporation, to make a tender or exchange offer for any capital stock of the corporation, to merge or consolidate the corporation with any other entity or to purchase or otherwise acquire all or substantially all of the assets or business of the corporation
(i) known by the Board of Directors to be a possible violation of any applicable laws; and (ii) unless and until the Board of Directors shall have first evaluated the offer and determined that the offer is in the best interests of the corporation and its shareholders. The Board of Directors may seek and rely upon an opinion of legal counsel independent from the offeror as to the legality of an offer and it may test the legality of an offer in any state or federal court or before any state or federal administrative agency which may have appropriate jurisdiction. In connection with its evaluation as to the best interests of the corporation and its shareholders, the Board of Directors may consider all factors which it deems relevant, including without limitation: (i) the adequacy and fairness of the consideration to be received by the corporation and/or its shareholders under the offer considering historical trading prices of the corporation's stock, the price that might be achieved in a negotiated sale of the corporation as a whole, premiums over trading prices which have been proposed or offered with respect to the securities of other companies in the past in connection with similar offers and the future prospects for the corporation and its business; (ii) the potential social and economic impact of the offer and its consummation on this corporation, its employees and vendors; and (iii) the potential, social and economic impact of the offer and its consummation on the communities in which the corporation and any subsidiaries operate or are located.

     Notwithstanding any other provision of these Articles of Incorporation or the Bylaws of the corporation to the contrary (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws of the corporation), the affirmative vote of the holders of two-thirds (2/3) or more of the voting power of the then issued and outstanding shares entitled to vote for the election of directors, voting together as a single voting group (unless or as otherwise required by the Colorado Business Corporation Act; or unless as otherwise provided in any articles of amendment filed with the Colorado Secretary of State providing for the issuance of preferred shares), shall be required to amend, repeal, or adopt any provision inconsistent with this Article X.

                                   ARTICLE XI.

     The business and affairs of the corporation shall be managed by or under the direction of the Board of Directors. The Board shall consist of not less than five (5) members nor more than nine (9) members. Directors shall be elected annually at each annual shareholders meeting and shall hold office for a term of three (3) years and until their successors are elected and qualified, or until their earlier resignation or removal.

     The Board of Directors shall be divided into three (3) classes, as nearly equal in number as practicable, the term of office of those of the first class to expire at the first annual meeting of shareholders after their election, the term of office of those of the second class to expire at the second annual meeting of shareholders after their election, and the term of office of those of the third class to expire at the third annual meeting of shareholders after their election. Upon expiration of the terms of office of the directors as classified above, their successors shall be elected for the term of three (3) years each, so that one-third of the number of directors of the corporation shall be elected annually.

                                  ARTICLE XII.

     The shareholder vote required to approve Business Combinations (hereinafter defined) shall be as set forth in this Article XII.

     Section 1. Higher Vote for Business Combinations. In addition to any affirmative vote required by law or these Articles of Incorporation, and except as otherwise expressly provided in Section 3 of this Article XII:

          A. any merger or consolidation of the corporation or any Subsidiary (as hereinafter defined) with (i) any Interested Shareholder (as hereinafter defined) or (ii) any other corporation (whether or not itself an Interested

     Shareholder) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of an Interested Shareholder; or

          B. any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Shareholder or any Affiliate of any Interested Shareholder of any assets of the corporation or any Subsidiary having an aggregate Fair Market Value of $5,000,000 or more; or

          C. the issuance or transfer by the corporation or any Subsidiary (in one transaction or a series of transactions) of any securities of the corporation or any Subsidiary to any Interested Shareholder or any Affiliate of any Interested Shareholder in exchange for cash, securities or other property (or a combination thereof) having an aggregate Fair Market Value of $5,000,000 or more; or

          D. the adoption of any plan or proposal for the liquidation or dissolution of the corporation proposed by or on behalf of any Interested Shareholder or any Affiliate of any Interested Shareholder; or

          E. any reclassification of securities (including any reverse stock split), or recapitalization of the corporation, or any merger or consolidation of the corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Shareholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the corporation or any Subsidiary which is directly or indirectly owned by any Interested Shareholder or any Affiliate of any Interested Shareholder;

shall require the affirmative vote of the holders of at least eighty percent (80%) of the voting power of the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors (the "Voting Stock"), voting together as a single voting group (unless as otherwise required by the Colorado Business Corporation Act; or unless as otherwise provided in any articles of amendment filed with the Colorado Secretary of State providing for the issuance of preferred shares), including the affirmative vote of the holders of not less than fifty percent (50%) of the outstanding Voting Stock not owned directly or indirectly by any Interested Shareholder. Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified, by law, in any other Article of these Articles of Incorporation or in any agreement with any national securities exchange or otherwise.

     Section 2. Definition of "Business Combination". The term "Business Combination" as used in this Article XII shall mean any transaction which is referred to in any one or more of paragraphs A through E of Section 1.

     Section 3. When Higher Vote Is Not Required. The provisions of Section 1 of this Article XII shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote as is required by law and any other provision of these Articles of Incorporation if in the case of a Business Combination that does not involve any cash or other consideration being received by the shareholders of the corporation, solely in their capacities as shareholders, the condition specified in the following paragraph A is met, or if in the case of any other Business Combination, the conditions specified in either of the following paragraphs A or B are met:

          A. Approval by Continuing  Directors.  The Business  Combination shall
     have  been  approved  by  a  majority  of  the  Continuing   Directors  (as
     hereinafter defined).

          B. Price and Procedure Requirements. All of the following conditions shall have been met:

               (i) The aggregate amount of the cash and the Fair Market Value (as hereinafter defined) as of the date of the consummation of the Business Combination (the "Consummation Date") of the consideration other than cash to be received per share by holders of Common Stock in such Business Combination shall be an amount at least equal to the higher of the following (it being intended that the requirements of this paragraph B(i) shall be required to be met with respect to all shares of Common Stock outstanding, whether or not the Interested Shareholder has previously acquired any shares of the Common Stock):

                    (a) the  highest per share price  (including  any  brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Shareholder for any shares of Common Stock acquired by it (1) within the two-year period immediately prior to the first public announcement of the proposal of the Business Combination (the "Announcement Date") or (2) in the transaction in which it became an

               Interested Shareholder, whichever is higher, plus interest compounded annually from the date on which the Interested
               Shareholder became an Interested Shareholder through the Consummation Date at the prime rate of interest of Citibank, N.A. (or other major bank headquartered in New York City selected by a majority of the Continuing Directors) from time to time in effect in New York City, less the aggregate amount of any cash dividends paid, and the Fair Market Value of any dividends paid in other than cash, per share of Common Stock from the date on which the Interested Shareholder became an Interested Shareholder through the Consummation Date in an amount up to but not exceeding the amount of such interest payable per share of Common Stock; or

                    (b) the Fair Market  Value per share of Common  Stock on the
               Announcement Date.

               (ii) The aggregate amount of the cash and the Fair Market Value as of the Consummation Date of the consideration other than cash to be received per share by holders of shares of any class of outstanding Voting Stock, other than the Common Stock, in such Business Combination shall be an amount at least equal to the highest of the following (it being intended that the requirements of this paragraph B(ii) shall be required to be met with respect to all shares of every such other class of outstanding Voting Stock, whether or not the Interested Shareholder has previously acquired any shares of a particular class of Voting Stock):

                    (a) the  highest per share price  (including  any  brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Shareholder for any shares of such class of Voting Stock acquired by it (1) within the two-year period immediately prior to the Announcement Date or (2) in the transaction in which it became an Interested Shareholder, whichever is higher, plus interest compounded annually from the date on which the Interested Shareholder became an Interested Shareholder through the Consummation Date at the prime rate of interest of Citibank, N.A. (or other major bank headquartered in New York City selected by a majority of the Continuing Directors) from time to time in effect in New York City, less the aggregate amount of any cash dividends paid, and the Fair Market Value of any dividends paid in other than cash, per share of such class of Voting

               Stock from the date on which the Interested Shareholder became an Interested Shareholder through the Consummation Date in an amount up to but not exceeding the amount of such interest payable per share of such class of Voting Stock;

                    (b) the Fair Market  Value per share of such class of Voting
               Stock on the Announcement Date; or

                    (c) the highest  preferential  amount per share,  if any, to which the  holders  of shares of such  class of Voting  Stock are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the corporation.

               (iii) The consideration to be received by holders of a particular class of outstanding Voting Stock (including Common Stock) shall be in cash or in the same form as the Interested Shareholder has previously paid for shares of such class of Voting Stock. If the Interested Shareholder has paid for shares of any class of Voting Stock with varying forms of consideration, the form of consideration for such class of Voting Stock shall be either cash or the form used to acquire the largest number of shares of such class of Voting Stock previously acquired by it.

               (iv) After such  Interested  Shareholder has become an Interested
          Shareholder   and  prior  to  the   consummation   of  such   Business
          Combination: (a) except as approved by a majority of the Continuing Directors, there shall have been no failure to declare and pay at the regular date therefor any full quarterly dividends (whether or not cumulative) on any outstanding Preferred Stock; (b) there shall have been (1) no reduction in the annual rate of dividends paid on the Common Stock (except as necessary to reflect any subdivision of the Common Stock), except as approved by a majority of the Continuing Directors, and (2) an increase in such annual rate of dividends as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding shares of the Common Stock, unless the failure so to increase such annual rate is approved by a majority of the Continuing Directors; and (c) such Interested Shareholder shall have not become the beneficial owner of any additional shares of Voting Stock except as part of the transaction which results in such Interested Shareholder becoming an Interested Shareholder.

               (v) After such Interested Shareholder has become an Interested Shareholder, such Interested Shareholder shall not have received the benefit, directly or indirectly (except proportionately as a shareholder), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the corporation.

               (vi) A proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provision replacing such Act, rules or regulations) shall be mailed to all stockholders of the corporation at least 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

     Section 4. Certain Definitions. For the purposes of this Article XII:

          A. A "person" shall mean any individual, firm, corporation or other entity.

          B. "Interested Shareholder" shall mean any person (other than the corporation, any Subsidiary or any existing shareholder at the time these Amended and Restated Articles of Incorporation become effective who would otherwise meet the definition herein of Interested Shareholder as of such date) who or which:

               (i) is the beneficial owner, directly or indirectly, of more than 10% of the voting power of the outstanding Voting Stock; or

               (ii) is an Affiliate of the corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding Voting Stock;

               (iii) is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

          C. A person shall be a "beneficial owner" of any Voting Stock:

               (i) which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly; or

               (ii) which such person of any of its Affiliates or Associates has
          (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or

               (iii) which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

          D. For the purposes of determining whether a person is an Interested Shareholder pursuant to paragraph B of this Section 4, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of paragraph C of this Section 4 but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

          E. "Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934.

          F. "Subsidiary" means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the corporation; provided, however, that for the purposes of the definition of Interested Shareholder set forth in paragraph B of this Section 4, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the corporation.

          G. "Continuing Director" means any member of the Board of Directors of the corporation (the "Board") who is unaffiliated with the Interested Shareholder and was a member of the Board prior to the time that the Interested Shareholder became an Interested Shareholder, and any successor of a Continuing Director who is unaffiliated with the Interested Shareholder and is recommended to succeed a Continuing Director by a majority of Continuing Directors then on the Board.

          H. "Fair Market Value" means: (i) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the Composite Tape for New York Stock Exchange-Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc., Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by a majority of the Continuing Directors in good faith; and (ii) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by a majority of the Continuing Directors in good faith.

          I. In the event of any Business Combination in which the corporation survives, the phrase "consideration other than cash to be received" as used in paragraphs B(i) and (ii) of Section 3 of this Article XII shall include the shares of Common Stock and/or the shares of any other class of outstanding Voting Stock retained by the holders of such shares.

     Section 5. Powers of Continuing Directors. A majority of the Continuing Directors of the corporation shall have the power and duty to determine, on the basis of information known to them after reasonable inquiry, all facts necessary to determine compliance with this Article XII, including without limitations (A) whether a person is an Interested Shareholder, (B) the number of shares of Voting Stock beneficially owned by any person, (C) whether a person is an Affiliate or Associate of another, (D) whether the requirements of paragraph B of Section 3 have been met with respect to any Business Combination, and (E) whether the assets which are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the corporation or any Subsidiary in any Business Combination has, an aggregate Fair Market Value of $5,000,000 or more; and the good faith determination of a majority of the Continuing Directors on such matters shall be conclusive and binding for all the purposes of this Article XII.

     Section 6. No Effect on Fiduciary Obligations of Interested Stockholders. Nothing contained in this Article XII shall be construed to relieve the Board of Directors or any Interested Shareholder from any fiduciary obligation imposed by law.

     Section 7. Amendment, Repeal, etc. Notwithstanding any other provisions of these Articles of Incorporation or the Bylaws of the corporation (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws of the corporation), the affirmative vote of the holders of eighty percent (80%) or more of the voting power of the shares of the then outstanding Voting Stock, voting together as a single voting group (unless as otherwise required by the Colorado Business Corporation Act; or unless as otherwise provided in any articles of amendment filed with the Colorado Secretary of State providing for the issuance of preferred shares), including the affirmative vote of the holders of not less than fifty percent (50%) of the Voting Stock not owned directly or indirectly by any Interested Shareholder, shall be required to amend or repeal, or adopt any provisions inconsistent with, this Article XII of these Articles of Incorporation; provided, however, that the preceding provisions of this Section 7 shall not be applicable to any amendment to this Article XII of these Articles of Incorporation, and such amendment shall require only such affirmative vote as is required by law and any other provisions of these Articles of Incorporation, if such amendment shall have been approved by a majority of the Continuing Directors.

     Dated: September 19, 1997.


                                         APPLIED FILMS CORPORATION


                                         By /s/ Cecil Van Alsburg
                                           Cecil Van Alsburg
                                              Its:  President & Registered Agent

                          Mail to: Secretary of State        For office use only
                              Corporation Section
                            1560 Broadway, Sutie 200
                                Denver, CO 80202
                                 (303) 894-2251
                               Fax (303 894-2242
MUST BE TYPED
FILING FEE: $25.00
MUST SUBMIT TWO COPIES

                             ARTICLES OF AMENDMENT
                                     TO THE
Please include a typed     ARTICLES OF INCORPORATION
self-addressed envelope

Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

FIRST: The name of the corporation is Applied Films Corporation

SECOND: The following amendment to the Articles of Incorporation was adopted on February 14, 2001, as prescribed by the Colorado Business Corporation Act, in the manner marked with an X below:

___ No shares have been issued or Directors Elected - Action by Incorporators

___ No shares have been issued but Directors Elected - Action by Directors

___ Such amendment was adopted by the board of directors where shares have been issued and shareholder action was not required.

_X_ Such amendment was adopted by a vote of the shareholders. The number of shares voted for the amendment was sufficient for approval.

This Amendment is Attached.

THIRD: If changing corporate name, the new name of the corporation is __________

FOURTH: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as follows:



If these amendments are to have a delayed effective date, please list that date:
__________________ ((Not to exceed ninety (90) days from the date of filing)



                                 Signature /s/ Lawrence D. Firestone
                                           Lawrence D. Firestone
                                 Title     Chief Financial Officer and Secretary


                                                                    Revised 7/95

                      AMENDMENT TO THE AMENDED AND RESTATED
                          ARTICLES OF INCORPORATION OF
                            APPLIED FILMS CORPORATION


Paragraph 1 of Article III of Applied Films Corporation's Amended and Restated Articles of Incorporation is hereby deleted in its entirety and replaced with the following:

     The total number of shares of all classes of stock which the Corporation shall have the authority to issue is forty-one million (41,000,000) shares, of which forty million (40,000,000) shares shall be common stock without par value and one million shares (1,000,000) shares shall be preferred stock, without part value. The shares of preferred stock may be divided into one or more series.









::ODMA\PCDOCS\GRR\536443\1

                                   CERTIFICATE
                     OF DESIGNATIONS, PREFERENCES AND RIGHTS
                    OF SERIES A CONVERTIBLE PREFERRED STOCK,
                                WITHOUT PAR VALUE

                                       OF

                            APPLIED FILMS CORPORATION

                            ------------------------

                      Pursuant to Section 7-108-101 of the
                        Colorado Business Corporation Act
                            ------------------------


     Applied Films Corporation, a corporation organized and existing under the Colorado Business Corporation Act (the "Company"), hereby certifies that pursuant to the authority granted to and vested in the Board of Directors by the Amended and Restated Articles of Incorporation, as amended, of the Company (the "Articles of Incorporation"), and in accordance with the provisions of Section 7-108-101 of the Business Corporation Act of the State of Colorado, the Directors on January 11, 2001, adopted the following resolution creating out of the one million (1,000,000) shares of Preferred Stock authorized in Article III of the Amended and Restated Articles of Incorporation a series of one thousand (1,000) shares of Preferred Stock designated as Series A Convertible Preferred
Stock:

     Resolved, that pursuant to the authority vested in the Board of Directors of this Company in accordance with the provisions of its Amended and Restated Articles of Incorporation, as amended, a series of Preferred Stock of the Company be and it hereby is created, and that the designation and amount thereof and the optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof are as follows:

               Designation of Series A Convertible Preferred Stock

     1. Designation, Amount and Par Value. The series of preferred stock shall be designated as the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), and the number of shares so designated shall be 1,000. Each share of Preferred Stock shall have no par value and a stated value equal to $10,000.00 plus (i) the amount of any dividends added to the Stated Value pursuant to Section 3(b) below, and (ii) any Unpaid Liquidated Damages due under the Transaction Documents (the "Stated Value").

     2. Definitions. In addition to the terms defined elsewhere in this Certificate of Designations, (a) capitalized terms that are not otherwise defined herein have the meanings given to such terms in the Securities Purchase Agreement, dated as of January 16, 2001, among the Company and the Purchasers identified therein (the "Purchase Agreement"), and (b) the following terms have the meanings indicated:

          "Amended Conversion Price" means the average of the ten Closing Prices immediately preceding an Annual Put Date or a Special Put Date, as applicable under Section 9(d) below.

          "Conversion Price" means $19.75 per share, subject to adjustment as set forth herein.

          "Equity Conditions" means, with respect to a specified issuance of Common Stock, that each of the following conditions is satisfied: (i) the number of authorized but unissued and otherwise unreserved shares of Common Stock is sufficient for such issuance; (ii) such shares of Common Stock are registered for resale by the Holder pursuant to an effective Underlying Shares Registration Statement or all such shares may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act; (iii) the Common Stock is listed or quoted (and is not suspended from trading) on an Eligible Market; (iv) such issuance would be permitted in full without violating Section 17 hereof or the rules or regulations of any Trading Market; and (v) the Company is not in default with respect to any material obligation hereunder or under any other Transaction Document.

          "Event Equity Value" means, in connection with any required payment following an Event Notice hereunder, the average of the Closing Prices for the five Trading Days preceding either: (a) the date of delivery of the Event Notice or (b) the date on which such required payment (together with any other payments, expenses and liquidated damages then due and payable under the Transaction Documents) is paid in full, whichever is greater.

          "Holder" means any holder of Preferred Stock.

          "Junior Securities" means the Common Stock and all other equity or equity equivalent securities of the Company other than those securities that are outstanding on the Original Issue Date and are explicitly senior in dividend rights or liquidation preference to the Preferred Stock.

          "Original Issue Date" means the date of the first issuance of any shares of the Preferred Stock regardless of the number of transfers of any particular shares of Preferred Stock and regardless of the number of certificates that may be issued to evidence such Preferred Stock.

          "Unpaid Liquidated Damages" means, for each share of Preferred Stock owned by a Holder at any time, an amount equal to (a) any Liquidated Damages due and payable to such Holder that are not paid in cash on the date due, divided by (b) the number of shares of Preferred Stock owned by such Holder on such due date, provided, that, for the avoidance of doubt, each dollar of Liquidated Damages shall be payable once, either (at the Company's Option) in cash or by adding the amount thereof to the Stated Value of the Shares pursuant to Section 1 hereof.

     3. Dividends.

          (a) Holders shall be entitled to receive, out of funds legally available therefor, and the Company shall pay, cumulative dividends on the Preferred Stock at the rate per share (as a percentage of the Stated Value per share) of 7% (the "Dividend Rate") per annum, payable quarterly in arrears on each March 31, June 30, September 30 and December 31, except if such date is not a Trading Day, in which case such dividend shall be payable on the next succeeding Trading Day (each, a "Dividend Payment Date"). Dividends on the Preferred Stock shall be calculated on the basis of a 360-day year, shall accrue daily commencing on the Original Issue Date, and shall be deemed to accrue from such date whether or not earned or declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends.

          (b) Subject to the conditions and limitations set forth below, the Company may, at its option, pay required dividends either: (i) in cash, or
     (ii) by adding the per-share amount of such dividend to the Stated Value. The Company must deliver written notice to the Holders indicating the manner in which it intends to pay dividends at least ten Trading Days prior to each Dividend Payment Date, but the Company may indicate in any such notice that the election contained therein shall continue for subsequent Dividend Payment Dates until revised. Failure to timely provide such written notice shall be deemed an election by the Company to add the per-share amount of each dividend to the Stated Value.

          (c) Except as otherwise provided herein, if at any time the Company pays less than the total amount of required dividends on any Dividend Payment Date, then such payment shall be distributed ratably among the Holders based upon the number of shares of Preferred Stock held by each Holder.

          (d) So long as any Preferred Stock is outstanding: (i) neither the Company nor any Subsidiary shall, directly or indirectly, redeem, purchase or otherwise acquire any Junior Securities or set aside any monies for such a redemption, purchase or other acquisition, and (ii) the Company shall not pay or declare any dividend or make any distribution on any Junior Securities, except stock dividends on the Common Stock payable in additional shares of

     Common Stock and dividends due and paid in the ordinary course on preferred stock of the Company at such times as the Company is in compliance with its payment and other obligations hereunder.

     4. Registration of Preferred Stock. The Company shall register shares of the Preferred Stock, upon records to be maintained by the Company for that purpose (the "Preferred Stock Register"), in the name of the record Holders thereof from time to time. The Company may deem and treat the registered Holder of shares of Preferred Stock as the absolute owner thereof for the purpose of any conversion hereof or any distribution to such Holder, and for all other purposes, absent actual notice to the contrary.

     5. Registration of Transfers. The Company shall register the transfer of any shares of Preferred Stock in the Preferred Stock Register, upon surrender of certificates evidencing such Shares to the Company at its address specified herein. Upon any such registration or transfer, a new certificate evidencing the shares of Preferred Stock so transferred shall be issued to the transferee and a new certificate evidencing the remaining portion of the shares not so transferred, if any, shall be issued to the transferring Holder.

     6. Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a "Liquidation"), the Holders shall be entitled to receive an amount equal to the Stated Value for each share of Preferred Stock, plus all accrued but unpaid dividends thereon, payable out of the assets of the Company, whether such assets are capital or surplus, and before any distribution or payment may be made to the holders of any Junior Securities. If the assets of the Company are insufficient to pay such amounts in full, then the entire amount of assets to be distributed shall be distributed among the Holders ratably in accordance with the amount each Holder would have received if such assets were sufficient to pay all such amounts in full. The Company shall mail written notice of any Liquidation or Change of Control to each record Holder not less than 45 days prior to the payment date or effective date thereof. At the request of any Holder, which must be delivered prior to the effective date of a Change of Control (or, if later, within five Trading Days after such Holder receives notice of such Change of Control from the Company), such Change of Control will be treated as a Liquidation with respect to such Holder, provided, however, that a Change of Control will not be treated as a Liquidation event if the Change of Control is caused by one or more Holders acquiring control of the Company or as a result of the Special Put Option or other rights of the Holders under the Preferred Stock.

     7. Conversion.

          (a) Conversion at Option of Holder. At the option of any Holder, any Preferred Stock held by such Holder may be converted into Common Stock based on the then-applicable Conversion Price. A Holder may convert Preferred Stock into Common Stock pursuant to this paragraph at any time and from time to time after the Original Issue Date, by delivering to the Company a Conversion Notice, in the form attached hereto as Exhibit A, appropriately completed and duly signed, and the date any such Conversion Notice is delivered to the Company (as determined in accordance with the notice provisions hereof) is a "Holder Conversion Date." Notwithstanding anything herein to the contrary, the Holders right to receive Common Stock upon conversions hereunder shall be subject to the limitations set forth in Sections 4.5(f) and (g) of the Purchase Agreement.

          (b) Conversion at Option of Company. If, at any time after the Effective Date, the Closing Price for 30 consecutive Trading Days exceeds 135% of the Conversion Price applicable on each such day, the Company may require the Holders to convert all or a portion of the Preferred Stock into Common Stock based on the then-applicable Conversion Price. The Company may require a conversion pursuant to this paragraph by delivering irrevocable written notice of such election to the Holders, and the tenth Trading Day after the date any such notice is delivered to the Holders (as determined in accordance with the notice provisions hereof) will be the "Company Conversion Date" for such required conversion. Notwithstanding the foregoing, the Company may not require any conversion under this paragraph (and any notice thereof will be void), unless (i) the Company requires conversion on a pro rata basis under the corresponding provisions of all outstanding shares of Preferred Stock and (ii) from the beginning of such period of ten consecutive Trading Days through the Company Conversion Date, the Equity Conditions are satisfied with respect to all of the Underlying Shares then issuable upon conversion in full of all outstanding shares of Preferred Stock. "Conversion Date" shall refer to either a Holder Conversion Date or a Company Conversion Date, as applicable.

     8. Mechanics of Conversion.

          (a) The number of Underlying Shares issuable upon any conversion of Preferred Stock hereunder shall equal (i) the Stated Value of the Preferred Stock to be converted, divided by the Conversion Price on the Conversion Date, plus (ii) the amount of any accrued but unpaid dividends on the Preferred Stock through the Conversion Date, divided by the Conversion Price on the Conversion Date, provided, that, if the Company has a valid election in force on the Conversion Date to pay dividends in cash, then clause (ii) of this paragraph shall not be included in calculating the number of Underlying Shares issuable upon such conversion.

          (b) Upon conversion of any Preferred Stock, the Company shall promptly (but in no event later than three Trading Days after the Conversion Date) issue or cause to be issued and cause to be delivered to or upon the written order of the Holder and in such name or names as the Holder may designate: (i) a certificate for the Underlying Shares issuable upon such conversion, free of restrictive legends unless a registration statement covering the resale of the Underlying Shares and naming the Holder as a selling stockholder thereunder is not then effective and such Underlying Shares are not then freely transferable without volume restrictions pursuant to Rule 144 under the Securities Act, and (ii) a bank check in the amount of all accrued and unpaid dividends on the Preferred Stock so converted (if the Company has elected or is required to pay such accrued dividends in cash). Within three Trading Days after receipt thereof, the Holder will deliver the original certificate(s) evidencing the Preferred Stock so converted to the Company, unless the Holder is awaiting receipt of a new certificate evidencing such shares from the Company pursuant to another provision hereof. The Holder, or any Person so designated by the Holder to receive Underlying Shares, shall be deemed to have become holder of record of such Underlying Shares as of the Conversion Date. The Company shall, upon request of the Holder, use its best efforts to deliver Underlying Shares hereunder electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions.

          (c) If a Holder is converting less than all shares of Preferred Stock represented by the certificate or certificates delivered by such Holder to the Company in connection with such conversion, or if such conversion cannot be effected in full for any reason, the Company shall promptly deliver to such Holder a new certificate representing the number of shares of Preferred Stock not converted.

          (d) The Company's obligations to issue and deliver Underlying Shares upon conversion of Preferred Stock in accordance with the terms hereof are absolute and unconditional, irrespective of any action or inaction by any Holder to enforce the same, any waiver or consent with respect to any provision hereof, the recovery of any judgment against any Person or any action to enforce the same, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by any Holder or any other Person of any obligation to the Company or any violation or alleged violation of law by any Holder or any other Person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to any Holder in connection with the issuance of such Underlying Shares.

     9. Repurchase Options.

          (a) Company's Option. Subject to the provisions of this Section, from and after the Original Issue Date, the Company shall have the right, upon 30 Trading Days' irrevocable notice (a "Company Repurchase Notice") to the Holder, to repurchase all or any portion of the outstanding shares of Preferred Stock (as to which no Conversion Notice has been delivered), at a price equal to 114% of the Stated Value of the shares of Preferred Stock to be repurchased plus all accrued but unpaid dividends thereon to the date of payment (the "Company Repurchase Price"). The Company Repurchase Notice will specify the effective date of the repurchase under this paragraph, which must be a Trading Day at least 30 Trading Days after the date such notice is delivered (the "Company Repurchase Date"), and the entire Company Repurchase Price shall be paid in cash by the next Trading Day after the Company Repurchase Date. Upon receipt of such payment, the Holder will deliver the original certificate(s) evidencing the shares of Preferred Stock so repurchased to the Company, unless such Holder is awaiting receipt of a new certificate evidencing shares from the Company pursuant to another provision hereof. At any time on or prior to the Company Repurchase Date, the Holder may convert all or any portion of the shares of Preferred Stock into Common Stock subject to such Company Repurchase Notice, and the Company shall honor any such conversion in accordance with the terms hereof. Notwithstanding the foregoing, the Company may only deliver a Company Repurchase Notice and complete such optional repurchase if, on the date of the Company Repurchase Notice and from such date through the Company

     Repurchase Date, the Equity Conditions are satisfied with respect to all of the Underlying Shares then issuable upon conversion in full of all outstanding shares of Preferred Stock.

     If the Company fails to pay the Company Repurchase Price in full by the next Trading Day after the Company Repurchase Date, then, in addition to any other remedies available to the Holder under the Transaction Documents,
     (1) the Company shall thereafter have no further right under this Section to repurchase any shares of Preferred Stock, and (2) the Holder shall have the right (by notice to the Company) to declare the Company Repurchase Notice to be void ab initio.

          (b) Holder's Annual Put Option. Each of the first and second anniversaries of the Original Issue Date shall constitute an "Annual Put Date" hereunder. On each Annual Put Date, the Holder shall have the right, in its sole discretion, to convert all or any portion of the then outstanding shares of Preferred Stock into Common Stock at a Conversion Price equal to the Amended Conversion Price by delivering to the Company on or prior to such Annual Put Date a written notice specifying the number of shares of Preferred Stock to be so converted (an "Annual Put Notice").

          (c) Holder's Special Put Option. If, at any time after the sixth month anniversary of the Closing Date, the Company's equity market capitalization (defined as the aggregate number of shares of Common Stock outstanding times the Closing Price) is less than $50 million for 20 consecutive Trading Days, then the Holder shall have the right, in its sole discretion, to convert all or any portion of the then outstanding shares of Preferred Stock into Common Stock at a Conversion Price equal to the Amended Conversion Price by delivering to the Company a written notice specifying the number of shares of Preferred Stock to be so converted (a "Special Put Notice"), and the date on which such notice is delivered is referred to as the Special Put Date.

          (d) Cash Alternative. Notwithstanding the foregoing, in lieu of allowing a Holder to convert Preferred Stock into Common Stock pursuant to an Annual Put Notice or a Special Put Notice, the Company may elect to repurchase all or any portion of such Preferred Stock at a price equal to
     (i) in the case of an Annual Put Notice, 100% of the Stated Value of each share of Preferred Stock covered by such Annual Put Notice plus all accrued but unpaid dividends thereon, or (ii) in the case of a Special Put Notice, 114% of the Stated Value of each share of Preferred Stock covered by such Special Put Notice plus all accrued but unpaid dividends thereon. The Company may elect this cash alternative by delivering to the Holder written notice of such election specifying the number of shares of Preferred Stock to be repurchased (a "Cash Payment Notice") within three Trading Days after delivery of the Annual Put Notice or the Special Put Notice. Any shares that the Company does not elect to repurchase in the Cash Payment Notice will be converted into Common Stock in accordance with Section 9(b) or
     Section 9(c), as applicable. If the Company delivers a Cash Payment Notice, the Company shall pay the applicable repurchase price to the Holder in immediately available funds (free of any claim of subordination) no later than the tenth Trading Day following the Annual Put Date or Special Put Date (as applicable), and upon receipt thereof the Holder will deliver the original certificate(s) evidencing the shares of Preferred Stock so repurchased to the Company, unless the Holder is awaiting receipt of a new certificate evidencing shares from the Company pursuant to another provision hereof. If the Company fails to pay such repurchase price in full when due hereunder, then, in addition to any other remedies available to the Holder under the Transaction Documents, the Holder shall have the right (by notice to the Company) to rescind the applicable Annual Put Notice or Special Put Notice.

     10. Exchange of Preferred Stock to Debentures. At any time the Company shall have the option to exchange all (but not less than all) of the shares of Preferred Stock then held by the Holders for the Company's Convertible Debentures due three years from the Original Issue Date, in the form attached hereto as Exhibit B (the "Debentures"), having an aggregate principal amount equal to the Stated Value of the shares of Preferred Stock being exchanged pursuant to the terms hereof plus all accrued but unpaid dividends thereon through the date of the exchange. Upon an exchange pursuant to the terms hereof, the Company may require the Holders to enter into a subordination agreement in the form attached to the Purchase Agreement as Exhibit E (the "Subordination Agreement"). Upon receipt of the Debentures in the aggregate principal amount calculated pursuant to the terms hereof, the Holder will deliver the original certificate(s) evidencing the shares of Preferred Stock so exchanged to the Company, unless the Holder is awaiting receipt of a new certificate evidencing shares from the Company pursuant to another provision hereof. Notwithstanding anything herein to the contrary, (i) if the Company shall not have issued the Debentures to the Holders pursuant to this Section by the ninth month anniversary of the Original Issue Date, then the Dividend Rate shall be increased to 8.50% and (ii) if the Company shall not have issued the Debentures to the Holders pursuant to this Section by October 31, 2002 (the "Target Date"), then the Company shall issue to each Holder a common stock purchase warrant in the form of Exhibit B to the Purchase Agreement pursuant to which such Holder shall be entitled to purchase a number of shares of Common Stock equal to 10% of the aggregate Stated Value of the shares of Preferred Stock then held by such Holder divided by the average of the Closing Price for the five Trading Days immediately preceding the Target Date (the "Measuring Price"), at an exercise price equal to $22.33 per share (the "Preferred Stock Warrants").

     11. Events of Defaults.

          a. "Event of Default" means any one of the following events (whatever the reason and whether it shall be voluntary or involuntary or effected by operation of law or pursuant to any judgment, decree or order of any court, or any order, rule or regulation of any administrative or governmental body):

               i. any default in the payment (free of any claim of subordination) of principal, dividends or liquidated damages in respect of any shares of Preferred Stock, as and when the same becomes due and payable (whether on a Conversion Date or by acceleration or otherwise);

               ii. the Company or any Subsidiary defaults in any of its obligations under any other debenture or any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement of the Company or any Subsidiary in an amount exceeding $750,000, whether such indebtedness now exists or is hereafter created, and such default results in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable;

               iii. the Company shall fail to issue Debentures to the Holder pursuant to Section 10 hereof.

               iv. any Triggering Event.

          b. At any time following the occurrence of an Event of Default, each Holder shall have the option to elect, by notice to the Company (an "Event Notice"), to convert all or any portion of the Preferred Stock then held by such Holder into Common Stock at a conversion price equal to (i) the lowest of (A) the average of the Closing Prices on the five Trading Days immediately preceding the date of the Event Notice and (B) the Conversion Price under the Certificate of Designation on the date of the Event Notice, divided by (ii) 1.14; provided that the Company shall have the option, by notice to the Holder delivered within three Trading Days after the date of the Event Notice, to repurchase all of the Preferred Stock that would otherwise be covered pursuant to such Event Notice at a price per share equal to the greater of (1) 114% of the Stated Value of such Preferred Stock plus all accrued but unpaid dividends thereon through the date of payment, or (2) the Event Equity Value of the Underlying Shares issuable upon conversion of such Preferred Stock (including such accrued but unpaid dividends thereon) (the greater of (1) and (2) being referred to as the "Event Price"). If the Company elects to repurchase Preferred Stock pursuant to the preceding sentence, the Company shall pay the aggregate repurchase price to each Holder no later than the eighth Trading Day following the date of delivery of the Event Notice, and upon receipt thereof such Holder shall deliver original certificates evidencing the shares of Preferred Stock and Underlying Shares so repurchased to the Company (to the extent such certificates have been delivered to the Holder).

          c. Upon the occurrence of any Bankruptcy Event, the Company shall immediately be obligated, without any further action by any Holder, to repurchase all outstanding shares of Preferred Stock and all such Underlying Shares at the Event Price pursuant to the preceding paragraph as if each Holder had delivered an Event Notice immediately prior to the occurrence of such Bankruptcy Event.

          d. In connection with any Event of Default, the Holder need not provide and the Company hereby waives any presentment, demand, protest or other notice of any kind, and the Holder may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Any such declaration may be rescinded and annulled by the Holder at any time prior to payment hereunder. No such rescission or annulment shall affect any subsequent Event of Default or impair any right consequent thereto.

     12. Voting Rights. Except as otherwise provided herein and as otherwise required by law, the Preferred Stock shall have no voting rights. However, so long as any shares of Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the shares of Preferred Stock then outstanding: (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a Liquidation senior to or otherwise pari passu with the Preferred Stock, (c) amend its certificate or articles of incorporation or other charter documents so as to affect adversely any rights of the Holders, (d) increase the authorized number of shares of Preferred Stock, (e) incur, create, assume, guarantee or suffer to exist any indebtedness in addition to the Permitted Senior Indebtedness or (f) enter into any agreement with respect to the foregoing.

     13. Charges, Taxes and Expenses. Issuance of certificates for shares of Preferred Stock and for Underlying Shares issued on conversion of (or otherwise in respect of) the Preferred Stock shall be made without charge to the Holders for any issue or transfer tax, withholding tax, transfer agent fee or other incidental tax or expense in respect of the issuance of such certificates, all of which taxes and expenses shall be paid by the Company; provided, however, that the Company shall not be required to pay any tax that may be payable in respect of any transfer involved in the registration of any certificates for Common Stock or Preferred Stock in a name other than that of the Holder. The
Holder shall be responsible for all other tax liability that may arise as a result of holding or transferring the Preferred Stock or receiving Underlying Shares in respect of the Preferred Stock.

     14. Replacement Certificates. If any certificate evidencing Preferred Stock or Underlying Shares is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation hereof, or in lieu of and substitution for such certificate, a new Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. Applicants for a new certificate under such circumstances shall also comply with such other reasonable regulations and procedures and pay such other reasonable third-party costs as the Company may prescribe.

     15. Reservation of Underlying Shares. The Company covenants that it will at all times reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved Common Stock, solely for the purpose of enabling it to issue Underlying Shares as required hereunder, the number of Underlying Shares which are then issuable and deliverable upon the conversion of (and otherwise in respect of) all outstanding Preferred Stock (taking into account the adjustments of Section 16), free from preemptive rights or any other contingent purchase rights of persons other than the Holder. The Company covenants that all Underlying Shares so issuable and deliverable shall, upon issuance in accordance with the terms hereof, be duly and validly authorized, issued and fully paid and nonassessable.

     16. Certain Adjustments. The Conversion Price is subject to adjustment from time to time as set forth in this Section 16.

          (a) Stock Dividends and Splits. If the Company, at any time while Preferred Stock is outstanding, (i) pays a stock dividend on its Common Stock or otherwise makes a distribution on any class of capital stock that is payable in shares of Common Stock (other than regular dividends on the Preferred Stock), (ii) subdivides outstanding shares of Common Stock into a larger number of shares, or (iii) combines outstanding shares of Common Stock into a smaller number of shares, then in each such case the Conversion Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to clause (i) of this paragraph shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution, and any adjustment pursuant to clause (ii) or (iii) of this paragraph shall become effective immediately after the effective date of such subdivision or combination. If any event requiring an adjustment under this paragraph occurs during the period that a Conversion Price is calculated hereunder, then the calculation of such Conversion Price shall be adjusted appropriately to reflect such event.

          (b) Pro Rata Distributions. If the Company, at any time while Preferred Stock is outstanding, distributes to all holders of Common Stock
     (i) evidences of its indebtedness, (ii) any security (other than a distribution of Common Stock covered by the preceding paragraph), (iii) rights or warrants to subscribe for or purchase any security, or (iv) any other asset (in each case, "Distributed Property"), then, at the request of any Holder delivered before the 90th day after the record date fixed for determination of stockholders entitled to receive such distribution, the Company will deliver to such Holder, within five Trading Days after such request (or, if later, on the effective date of such distribution), the Distributed Property that such Holder would have been entitled to receive in respect of the Underlying Shares for which such Holder's Preferred Stock could have been converted immediately prior to such record date. If such Distributed Property is not delivered to a Holder pursuant to the preceding sentence, then upon any conversion of Preferred Stock that occurs after such record date, such Holder shall be entitled to receive, in addition to the Underlying Shares otherwise issuable upon such conversion, the Distributed Property that such Holder would have been entitled to receive in respect of such number of Underlying Shares had the Holder been the record holder of such Underlying Shares immediately prior to such record date. In the event that the Distributed Property is not the same for each share of Common Stock, the Holder will be entitled to choose any type of Distributed Property that any holder of Common Stock is entitled to receive in such distribution.

          (c) Fundamental Transactions. If, at any time while Preferred Stock is outstanding, (i) the Company effects any merger or consolidation of the Company with or into another Person, (ii) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions, (iii) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (in any such case, a "Fundamental Transaction"), then upon any subsequent conversion of Preferred Stock, each Holder shall have the right to receive, for each Underlying Share that would have been issuable upon such conversion absent such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of Common Stock (the "Alternate Consideration"). In the event that more than one type of Alternate Consideration is to be received by holders of Common Stock in a Fundamental Transaction, the Holders will be entitled to choose any type of Alternate Consideration that any holder of Common Stock is entitled to receive in such Fundamental Transaction. For purposes of any such conversion, the determination of the Conversion Price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of Common Stock in such Fundamental Transaction, and the Company shall apportion the Conversion Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then each Holder shall be given the same choice as to the Alternate Consideration it receives upon any conversion of Preferred Stock following such Fundamental Transaction. To the extent necessary to effectuate the foregoing provisions, any successor to the Company or surviving entity in such Fundamental Transaction shall issue to the Holder a new series of preferred stock consistent with the foregoing provisions and evidencing the Holders' right to convert such preferred stock into Alternate Consideration. The terms of any agreement pursuant to which a Fundamental Transaction is effected shall include terms requiring any such successor or surviving entity to comply with the provisions of this paragraph (c) and insuring that the Preferred Stock (or any such replacement security) will be similarly adjusted upon any subsequent transaction analogous to a Fundamental Transaction.

          (d) Subsequent Equity Sales.

               i.  If,  at  any  time  while  shares  of  Preferred   Stock  are
          outstanding, the Company or any Subsidiary issues additional shares of Common Stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of Common Stock or otherwise entitling any Person to acquire shares of Common Stock (collectively, "Common Stock Equivalents") at an effective price per share of Common Stock (the "Effective Price") less than the Conversion Price (as adjusted hereunder to such date), then the Conversion Price shall be reduced to equal the product of (A) the Conversion Price in effect immediately prior to such issuance of Common Stock or Common Stock Equivalents times (B) a fraction, the numerator of which is the sum of (1) the number of shares of Common Stock outstanding immediately prior to such issuance, plus (2) the number of shares of Common Stock which the aggregate Effective Price of the Common Stock issued (or deemed to be issued) would purchase at the Conversion Price, and the denominator of which is the aggregate number of shares of Common Stock outstanding or deemed to be outstanding immediately after such issuance. For purposes of the foregoing adjustment, in connection with any issuance of any Common Stock Equivalents, (x) the maximum number of shares of Common Stock potentially issuable at any time upon conversion, exercise or exchange of such Common Stock Equivalents (the "Deemed Number") shall be deemed to be outstanding upon issuance of such Common Stock Equivalents, (y) the Effective Price applicable to such Common Stock shall equal the minimum dollar value of consideration payable to the Company to purchase such Common Stock Equivalents and to convert, exercise or exchange them into Common Stock, divided by the Deemed Number, and (z) no further adjustment shall be made to the Conversion Price upon the actual issuance of Common Stock upon conversion, exercise or exchange of such Common Stock Equivalents. However, upon termination or expiration of any Common Stock Equivalents the issuance of which resulted in an adjustment to the Conversion Price pursuant to this paragraph, the Conversion Price shall be recomputed to equal the price it would have been had the adjustments in this paragraph been made, at the time of issuance of such Common Stock Equivalents, only with respect to that number of shares of the Common Stock actually issued upon conversion, exercise or exchange of such Common Stock Equivalents and at the Effective Prices actually paid in connection therewith.

               ii. If, at any time while shares of Preferred Stock are outstanding, the Company or any Subsidiary issues Common Stock Equivalents with an Effective Price that floats or resets or otherwise varies or is subject to adjustment based on market prices of the Common Stock (a "Floating Price Security"), then for purposes of applying the preceding paragraph in connection with any subsequent conversion, the Effective Price will be determined separately on each Conversion Date and will be deemed to equal the lowest Effective Price at which any holder of such Floating Price Security is entitled to acquire shares of Common Stock on such Conversion Date (regardless of whether any such holder actually acquires any shares on such date).

               iii. Notwithstanding the foregoing, no adjustment will be made under this paragraph (d) in respect of: (A) the issuance of Common
          Stock upon exercise or conversion of any Common Stock Equivalents described in Schedule 3.1(g) to the Purchase Agreement (provided that such exercise or conversion occurs in accordance with the terms thereof, without amendment or modification, and that the applicable exercise or conversion price or ratio is described in such schedule),
          (B) any grant of options to employees, officers or directors of the Company pursuant to any stock option plan duly adopted by the Company's board of directors or in respect of the issuance of Common Stock upon exercise of any such options, (C) securities issued pursuant to an underwritten public offering by the Company resulting in gross proceeds to the Company of not less than $20,000,000 ("equity lines of credit" or their equivalents shall not satisfy this exception), and (D) shares of Common Stock issued in connection with a Strategic Transaction. For purposes of this Section, a "Strategic Transaction" shall mean a transaction or relationship in which the Company issues shares of Common Stock to an entity which is, itself or through its subsidiaries, an operating company in a business related to the business of the Company and in which the Company receives benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital.

          (e) Calculations. All calculations under this Section 16 shall be made to the nearest cent or the nearest 1/100th of a share, as applicable. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock.

          (f) Notice of Adjustments. Upon the occurrence of each adjustment pursuant to this Section 16, the Company at its expense will promptly compute such adjustment in accordance with the terms hereof and prepare a certificate describing in reasonable detail such adjustment and the transactions giving rise thereto, including all facts upon which such adjustment is based. Upon written request, the Company will promptly deliver a copy of each such certificate to each Holder and to the Company's Transfer Agent.

          (h) Notice of Corporate Events. If the Company (i) declares a dividend or any other distribution of cash, securities or other property in respect of its Common Stock, including without limitation any granting of rights or warrants to subscribe for or purchase any capital stock of the Company or any Subsidiary, (ii) authorizes or approves, enters into any agreement contemplating or solicits stockholder approval for any Fundamental Transaction or (iii) authorizes the voluntary dissolution, liquidation or winding up of the affairs of the Company, then the Company shall deliver to each Holder a notice describing the material terms and conditions of such transaction, at least 20 calendar days prior to the applicable record or effective date on which a Person would need to hold Common Stock in order to participate in or vote with respect to such transaction, and the Company will take all steps reasonably necessary in order to insure that each Holder is given the practical opportunity to convert its Preferred Stock prior to such time so as to participate in or vote with respect to such transaction; provided, however, that the failure to deliver such notice or any defect therein shall not affect the validity of the corporate action required to be described in such notice.

     17 Limitation on Conversion. Notwithstanding anything to the contrary contained herein, the number of shares of Common Stock that may be acquired by any Holder upon any conversion of Preferred Stock (or otherwise in respect of the Preferred Stock) shall be limited to the extent necessary to insure that, following such conversion (or other issuance), the total number of shares of Common Stock then beneficially owned by such Holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 9.999% (the "Maximum Percentage") of the total number of issued and outstanding shares of Common Stock (including for such purpose the shares of Common Stock issuable upon such conversion). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. Each delivery of a Conversion Notice by a Holder will constitute a representation by such Holder that it has evaluated the limitation set forth in this paragraph and determined that issuance of the full number of Underlying Shares requested in such Conversion Notice is permitted under this paragraph. By written notice to the Company, any Holder may waive the provisions of this Section or increase or decrease the Maximum Percentage to any other percentage specified in such notice, but (i) any such waiver or increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such waiver or increase or decrease will apply only to such Holder and not to any other Holder.

     18 Fractional Shares. The Company shall not be required to issue or cause to be issued fractional Underlying Shares on conversion of Preferred Stock. If any fraction of an Underlying Share would, except for the provisions of this Section, be issuable upon conversion of Preferred Stock, the Company shall pay an amount in cash equal to the average of the Closing Prices of the Common Stock for the five Trading Days immediately prior to (but not including) the Conversion Date multiplied by such fraction; provided that, unless a Holder requests otherwise, no payment shall be required to a Holder pursuant to this sentence until the aggregate amount payable to such Holder in connection with such conversion (together with unpaid amounts from prior conversions) exceeds $1,000, at which time all previously deferred payments shall be made.

     19 Notices. Any and all notices or other communications or deliveries hereunder (including without limitation any Conversion Notice) shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (ii) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (iii) the Trading Day following the date of mailing, if sent by nationally recognized overnight courier service, or (iv) upon actual receipt by the party to whom such notice is required to be given. The addresses for such communications shall be as specified in the Purchase Agreement or such other address or facsimile number as the Holder may provide to the Company in accordance with this Section.

     20 Miscellaneous.

          (a) The headings herein are for convenience only, do not constitute a part of this Certificate of Designations and shall not be deemed to limit or affect any of the provisions hereof.

          (b) No waiver of any default with respect to any provision, condition or requirement of this Certificate of Designations shall be deemed to be a continuing waiver in the future or a waiver of any subsequent default or a waiver of any other provision, condition or requirement hereof, nor shall any delay or omission of either party to exercise any right hereunder in any manner impair the exercise of any such right.


      [Remainder of page intentionally left blank. Signature page follows.]

     In Witness Whereof, Applied Films Corporation has caused this Certificate of Designation to be signed by its President and Chief Executive Officer this 16th day of January, 2001, who affirms that the statements made herein are true and correct.



                                           /s/ Thomas T. Edman
                                           Thomas T. Edman
                                           President and Chief Executive Officer






::ODMA\PCDOCS\GRR\523641\3

                                                                       EXHIBIT A

                            FORM OF CONVERSION NOTICE

(To be executed by the registered Holder in order to convert shares of Preferred Stock)

The undersigned hereby elects to convert the number of shares of Applied Films Corporation Series A Convertible Preferred Stock indicated below into shares of common stock, no par value per share (the "Common Stock"), of Applied Films Corporation, a Colorado corporation (the "Company"), according to the conditions hereof, as of the date written below.


                             ---------------------------------------------------
                             Date to Effect Conversion

                             ---------------------------------------------------
                             Number of shares of Preferred Stock owned prior to Conversion

                             ---------------------------------------------------
                             Number of shares of Preferred Stock to be Converted

                             ---------------------------------------------------
                             Stated Value of shares of Preferred Stock to be Converted

                             ---------------------------------------------------
                             Number of shares of Common Stock to be Issued

                             ---------------------------------------------------
                             Applicable Conversion Price

                             ---------------------------------------------------
                             Number of shares of Preferred Stock subsequent to Conversion

                             ---------------------------------------------------
                             Name of Holder

                             By:________________________________________________
                             Name:______________________________________________
                             Title:_____________________________________________

                                                                       EXHIBIT B

THIS  DEBENTURE  HAS NOT  BEEN  REGISTERED  WITH  THE  SECURITIES  AND  EXCHANGE
COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE IN RELIANCE UPON AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND, ACCORDINGLY, MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR PURSUANT TO AN AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND IN ACCORDANCE WITH APPLICABLE STATE SECURITIES OR BLUE SKY LAWS.


No. [ ]                                                                    $[  ]

                            APPLIED FILMS CORPORATION
                         CONVERTIBLE DEBENTURE DUE 2004

     THIS DEBENTURE is one of a series of duly authorized and issued debentures of Applied Films Corporation, a Colorado corporation (the "Company"), designated as its Convertible Debentures due 2004, in the aggregate principal amount of $10,000,000 (the "Debentures").

     FOR VALUE RECEIVED, the Company promises to pay to [ ] or its registered assigns (the "Holder"), the principal sum of [ ] ($ ), on [January [], 2004] (the "Maturity Date"), or such earlier date as the Debentures are required or permitted to be repaid as provided hereunder, and to pay interest to the Holder on the aggregate unconverted and then outstanding principal amount of this Debenture in accordance with the provisions hereof. This Debenture is subject to the following additional provisions.

     1. Definitions. In addition to the terms defined elsewhere in this Debenture, (a) capitalized terms that are not otherwise defined herein have the meanings given to such terms in the certificate of designations, dated January 16, 2001, governing the rights and privileges of the Company's Series A
Convertible Preferred Stock (the "Certificate of Designation"), and (b) the following terms have the meanings indicated:

          "Amended Conversion Price" means the average of the ten Closing Prices immediately preceding an Annual Put Date or a Special Put Date, as applicable under Section 7(d) below.

          "Conversion Price" means $19.75, subject to adjustment as set forth herein.

          "Equity Conditions" means, with respect to a specified issuance of Common Stock, that each of the following conditions is satisfied: (i) the number of authorized but unissued and otherwise unreserved shares of Common Stock is sufficient for such issuance; (ii) such shares of Common Stock are registered for resale by the Holder pursuant to an effective Underlying Shares Registration Statement or all such shares may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act; (iii) the Common Stock is listed or quoted (and is not suspended from trading) on an Eligible Market; (iv) such issuance would be permitted in full without violating Section 14 hereof or the rules or regulations of any Trading Market; and (v) the Company is not in default with respect to any material obligation hereunder or under any other Transaction Document.

          "Event Equity Value" means, in connection with any required payment following an Event Notice hereunder, the average of the Closing Prices for the five Trading Days preceding either (a) the date of delivery of the Event Notice or (b) the date on which such required payment (together with any other payments, expenses and liquidated damages then due and payable under the Transaction Documents) is paid in full, whichever is greater.

          "Original Issue Date" means the date of the first issuance of any Debentures, regardless of the number of transfers of any particular Debenture.

     2. Interest.

          (a) The Company shall pay interest to the Holder on the aggregate unconverted and then outstanding principal amount of this Debenture at the rate of 5% per annum, payable quarterly in arrears on each March 31, June 30, September 30 and December 31, except if such date is not a Trading Day, in which case such interest shall be payable on the next succeeding Trading Day (each, an "Interest Payment Date"). Interest shall be calculated on the basis of a 360-day year and shall accrue daily commencing on the Original Issue Date.

          (b) Subject to the conditions and limitations set forth below, the Company may pay interest on this Debenture (i) in cash or (ii) by adding the amount of the interest to the principal amount outstanding under this Debenture. The Company must deliver written notice to the Holder indicating the manner in which it intends to pay interest at least ten Trading Days prior to each Interest Payment Date, but the Company may indicate in any such notice that the election contained therein shall continue for subsequent Interest Payment Dates until revised. Failure to timely provide such written notice shall be deemed an election by the Company to pay interest by adding the amount of the interest to the principal amount outstanding under this Debenture. All interest payable on the Debentures on any Interest Payment Date must be paid in the same manner.

          (c) Except as otherwise provided herein, if at any time the Company pays less than the total amount of required interest on any Interest Payment Date, then such payment shall be distributed ratably among the holders of the Debentures based upon the principal amount of Debentures held by each such holder.

          (d) Notwithstanding anything to the contrary contained herein, the Company may not pay interest by adding the amount of the interest to the principal amount outstanding under this Debenture unless, at such time, the Equity Conditions are satisfied with respect to all of the Underlying Shares then issuable upon conversion in full of the outstanding Preferred Stock (after giving effect to such addition to the principal amount outstanding under this Debenture).

          (e) So long as any Debentures are outstanding, (i) neither the Company nor any Subsidiary shall, directly or indirectly, redeem, purchase or otherwise acquire any capital stock or set aside any monies for such a redemption, purchase or other acquisition, and (ii) the Company shall not pay or declare any dividend or make any distribution on any capital stock, except stock dividends on the Common Stock payable in additional shares of Common Stock and dividends due and paid in the ordinary course on preferred stock of the Company at such times as the Company is in compliance with its payment and other obligations hereunder.

     3. Registration of Debentures. The Company shall register the Debentures upon records to be maintained by the Company for that purpose (the "Debenture Register") in the name of each record holder thereof from time to time. The Company may deem and treat the registered Holder of this Debenture as the absolute owner hereof for the purpose of any conversion hereof or any payment of interest hereon, and for all other purposes, absent actual notice to the contrary.

     4. Registration of Transfers and Exchanges. The Company shall register the transfer of any portion of this Debenture in the Debenture Register upon surrender of this Debenture to the Company at its address for notice set forth herein. Upon any such registration or transfer, a new debenture, in substantially the form of this Debenture (any such new debenture, a "New Debenture"), evidencing the portion of this Debenture so transferred shall be issued to the transferee and a New Debenture evidencing the remaining portion of this Debenture not so transferred, if any, shall be issued to the transferring Holder. The acceptance of the New Debenture by the transferee thereof shall be deemed the acceptance by such transferee of all of the rights and obligations of a holder of a Debenture. This Debenture is exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holder surrendering the same. No service charge or other fee will be imposed in connection with any such registration of transfer or exchange.

     5. Conversion.

          (a) Conversion at Option of Holder. At the option of the Holder, all or any portion of this Debenture may be converted into Common Stock based on the then-applicable Conversion Price. A Holder may convert this Debenture into Common Stock pursuant to this paragraph at any time and from time to time after the Original Issue Date, by delivering to the Company a conversion notice (a "Conversion Notice"), in the form attached hereto, appropriately completed and duly signed, and the date any such Conversion Notice is delivered to the Company (as determined in accordance with the notice provisions hereof) is a "Holder Conversion Date."

          (b) Conversion at Option of Company. If, at any time after the Effective Date, the Closing Price for 30 consecutive Trading Days exceeds 135% of the Conversion Price applicable on each such day, the Company may require the Holder to convert all or a portion of this Debenture into Common Stock based on the then-applicable Conversion Price. The Company may require a conversion pursuant to this paragraph by delivering irrevocable written notice of such election to the Holder, and the tenth Trading Day after the date any such notice is delivered to the Holder (as determined in accordance with the notice provisions hereof) will be the "Company Conversion Date" for such required conversion. Notwithstanding the foregoing, the Company may not require any conversion under this paragraph (and any notice thereof will be void), unless (i) the Company requires conversion under the corresponding provisions of all outstanding Debentures and (ii) from the beginning of such period of 30 consecutive Trading Days through the Company Conversion Date, the Equity Conditions are satisfied with respect to all of the Underlying Shares then issuable upon conversion in full of all outstanding Debentures. "Conversion Date" shall refer to either a Holder Conversion Date or a Company Conversion Date, as applicable.

     6. Mechanics of Conversion.

          (a) The number of Underlying Shares issuable upon any conversion hereunder shall equal (i) the outstanding principal amount of this Debenture to be converted, divided by the Conversion Price on the Conversion Date, plus (ii) the amount of any accrued but unpaid interest on this Debenture through the Conversion Date, divided by the Conversion Price on the Conversion Date; provided that, if the Company has a valid election in force on the Conversion Date to pay interest in cash, then clause (ii) of this paragraph shall not be included in calculating the number of Underlying Shares issuable upon such conversion.

          (b) Upon conversion of this Debenture, the Company shall promptly (but in no event later than three Trading Days after the Conversion Date) issue or cause to be issued and cause to be delivered to or upon the written order of the Holder and in such name or names as the Holder may designate
     (i) a certificate for the Underlying Shares issuable upon such conversion, free of restrictive legends unless a registration statement covering the resale of the Underlying Shares and naming the Holder as a selling stockholder thereunder is not then effective and such Underlying Shares are not then freely transferable without volume restrictions pursuant to Rule 144 under the Securities Act, and (ii) a bank check in the amount of all accrued and unpaid interest on principal amount of the Debenture so converted (if the Company has elected or is required to pay such accrued interest in cash). Within three Trading Days after receipt thereof, the Holder will deliver the original Debenture so converted to the Company, unless the Holder is awaiting receipt of a New Debenture from the Company pursuant to another provision hereof. The Holder, or any Person so designated by the Holder to receive Underlying Shares, shall be deemed to have become holder of record of such Underlying Shares as of the Conversion Date. The Company shall, upon request of the Holder, use its best efforts to deliver Underlying Shares hereunder electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions.

          (c) If the Holder is converting less than all of the principal amount of this Debenture in connection with such conversion, or if such conversion cannot be effected in full for any reason, the Company shall promptly deliver to the Holder a New Debenture representing the outstanding principal amount not converted.

          (d) The Company's obligations to issue and deliver Underlying Shares upon conversion of this Debenture in accordance with the terms hereof are absolute and unconditional, irrespective of any action or inaction by the Holder to enforce the same, any waiver or consent with respect to any provision hereof, the recovery of any judgment against any Person or any action to enforce the same, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder or any other Person of any obligation to the Company or any violation or alleged violation of law by the Holder or any other Person, and irrespective of any other circumstance which might otherwise limit such obligation of the Company to the Holder in connection with the issuance of such Underlying Shares.

     7. Repurchase Options.

          (a) Company's Option. Subject to the provisions of this Section, from and after the Original Issue Date, the Company shall have the right, upon 30 Trading Days' irrevocable notice (a "Company Repurchase Notice") to the Holder, to repurchase all or any portion of the principal amount of this Debenture (as to which no Conversion Notice has been delivered), at a price equal to 114% of the outstanding principal amount hereof plus all accrued but unpaid interest thereon to the date of payment (the "Company Repurchase Price"). The Company Repurchase Notice will specify the effective date of the repurchase under this paragraph, which must be a Trading Day at least 30 Trading Days after the date such notice is delivered (the "Company Repurchase Date"), and the entire Company Repurchase Price shall be paid in cash by the next Trading Day after the Company Repurchase Date. Upon receipt of such payment, the Holder will deliver the original Debenture so repurchased to the Company, unless such Holder is awaiting receipt of a New Debenture from the Company pursuant to another provision hereof. At any time on or prior to the Company Repurchase Date, the Holder may convert all or any portion of this Debenture into Common Stock, and the Company shall honor any such conversion in accordance with the terms hereof. Notwithstanding the foregoing, the Company may only deliver a Company Repurchase Notice and complete such optional repurchase if, on the date of the Company Repurchase Notice and from such date through the Company Repurchase Date, the Equity Conditions are satisfied with respect to all of the Underlying Shares then issuable upon conversion in full of all outstanding Debentures.

          If the Company fails to pay the Company Repurchase Price in full by the next Trading Day after the Company Repurchase Date, then, in addition to any other remedies available to the Holder under the Transaction Documents, (1) the Company shall thereafter have no further right under this Section to repurchase any portion of this Debenture, and (2) the Holder shall have the right (by notice to the Company) to declare the Company Repurchase Notice to be void ab initio.

          (b) Holder's Annual Put Option. Each of the first and second anniversaries of the Original Issue Date shall constitute an "Annual Put Date" hereunder. On each Annual Put Date, the Holder shall have the right, in its sole discretion, to require the Company to repurchase all or any portion of the then outstanding principal amount of this Debenture by delivering to the Company on or prior to such Annual Put Date a written notice specifying the principal amount to be repurchased (an "Annual Put Notice"). The price applicable to any repurchase under this paragraph (the "Annual Put Price") shall equal 114% of the outstanding principal amount to be repurchased, plus all accrued but unpaid interest thereon to the date of payment. Subject to Section 7(d) below, the Company shall pay the aggregate Annual Put Price to the Holder in immediately available funds (free of any claim of subordination except pursuant to the Subordination Agreement) no later than the tenth Trading Day following the applicable Annual Put Date, and upon receipt thereof the Holder will deliver the original Debenture so repurchased to the Company, unless the Holder is awaiting receipt of a New Debenture from the Company pursuant to another provision hereof.

          (c) Holder's Special Put Option. If, at any time after the six month anniversary of the Closing Date, the Company's equity market capitalization (defined as the aggregate number of shares of Common Stock outstanding times the Closing Price) is less than $50 million for 20 consecutive Trading Days, then the Holder shall have the right, in its sole discretion, to require the Company to repurchase all or any portion of the then outstanding principal amount of this Debenture by delivering to the Company a written notice specifying the principal amount to be repurchased (a "Special Put Notice"), and the date on which such notice is delivered is referred to as the Special Put Date. The price applicable to any repurchase under this paragraph (the "Special Put Price") shall equal 114% of the outstanding principal amount to be repurchased, plus all accrued but unpaid interest thereon to the date of payment. Subject to Section 7(d) below, the Company shall pay the aggregate Special Put Price to the Holder in immediately available funds (free of any claim of subordination except pursuant to the Subordination Agreement) no later than the tenth Trading Day following the Special Put Date, and upon receipt thereof the Holder will deliver the original Debenture so repurchased to the Company, unless the Holder is awaiting receipt of a New Debenture from the Company pursuant to another provision hereof.

          (d) Maximum Cash Amount. Notwithstanding the foregoing, the Company may, from time to time, deliver a written notice to the Holder (a "Put Payment Notice"), indicating therein its intention not to pay in excess of a maximum dollar amount in cash as part of any subsequent Annual Put Price or Special Put Price (the "Maximum Cash Amount"). A Put Payment Notice will be effective as to any Annual Put Date or Special Put Date occurring more than 20 Trading Days after delivery of such Put Payment Notice and will remain in effect thereafter until revised, and the same Put Payment Notice must be in effect at all times for all outstanding Debentures. If a Put Payment Notice is in effect with respect to any Annual Put Date or Special Put Date for which an Annual Put Notice or Special Put Notice is delivered for all or a portion of the Debenture (the "Subject Portion"), then (A) the Company shall pay the Annual Put Price or Special Put Price applicable thereto up to the Maximum Cash Amount and, in exchange therefor, will repurchase a corresponding percentage of the Subject Portion, and (B) the Company will not be required to repurchase the remaining part of the Subject Portion (the "Remaining Portion"), but instead (i) the Conversion Price applicable to such Remaining Portion will be reduced, effective on such Annual Put Date or Special Put Date, to equal the Amended Conversion Price and (ii) the Annual Put Notice or Special Put Notice will be deemed to constitute a Conversion Notice under Section 5(a) with respect to the Remaining Portion. If the Company fails to pay the cash portion of the Annual Put Price or the Special Put Price in full when due hereunder, then, in addition to any other remedies available to the Holder under the Transaction Documents, the Holder shall have the right (by notice to the Company) to rescind the applicable Annual Put Notice or Special Put Notice.

     8. Events of Default.

          (a) "Event of Default" means any one of the following events (whatever the reason and whether it shall be voluntary or involuntary or effected by operation of law or pursuant to any judgment, decree or order of any court, or any order, rule or regulation of any administrative or governmental body):

               (i) any default in the payment (free of any claim of subordination) of principal, interest or liquidated damages in respect of any Debentures, as and when the same becomes due and payable (whether on a Conversion Date or the Maturity Date or by acceleration or otherwise);

               (ii) the Company or any Subsidiary defaults in any of its obligations under any other debenture or any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement of the Company or any Subsidiary in an amount exceeding $750,000, whether such indebtedness now exists or is hereafter created, and such default results in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable; or

               (iii) any Triggering Event.

          (b) At any time following the occurrence of an Event of Default, the Holder shall have the option to elect, by notice to the Company (an "Event Notice"), to require the Company to repurchase all or any portion of (i) the outstanding principal amount of this Debenture, at a repurchase price equal to the greater of (A) 114% of such outstanding principal amount, plus all accrued but unpaid interest thereon through the date of payment, or (B) the Event Equity Value of the Underlying Shares issuable upon conversion of such principal amount and all such accrued but unpaid interest thereon, and
     (ii) any Underlying Shares issued to such Holder upon conversion of Debentures during the 30 calendar days preceding such Event of Default, at a price per share equal to the Event Equity Value of such Underlying Shares. The aggregate amount payable pursuant to the preceding sentence is referred to as the "Event Price." The Company shall pay the aggregate Event Price to the Holder no later than the eighth Trading Day following the date of delivery of the Event Notice, and upon receipt thereof the Holder shall deliver the original Debenture and original certificates evidencing any Underlying Shares so repurchased to the Company (to the extent such documents have been delivered to the Holder).

          (c) Upon the  occurrence  of any  Bankruptcy  Event,  all  outstanding principal and accrued but unpaid interest on this Debenture shall immediately become due and payable in full in cash, without any further action by the Holder, and the Company shall immediately be obligated to repurchase this Debenture and all such Underlying

     Shares at the Event Price pursuant to the preceding paragraph as if the Holder had delivered an Event Notice immediately prior to the occurrence of such Bankruptcy Event.

          (d) In connection with any Event of Default, the Holder need not provide and the Company hereby waives any presentment, demand, protest or other notice of any kind, and the Holder may immediately and without expiration of any grace period enforce any and all of its rights and remedies hereunder and all other remedies available to it under applicable law. Any such declaration may be rescinded and annulled by the Holder at any time prior to payment hereunder. No such rescission or annulment shall affect any subsequent Event of Default or impair any right consequent thereto.

     9. Ranking. This Debenture ranks pari passu with all other Debentures now or hereafter issued pursuant to the Transaction Documents. Except for the Permitted Senior Indebtedness described in Schedule 3.1(z) of the Purchase Agreement, no indebtedness of the Company is senior to this Debenture in right of payment, whether with respect of interest, damages or upon liquidation or dissolution or otherwise. The Company will not, and will not permit any Subsidiary to, directly or indirectly, enter into, create, incur, assume or suffer to exist any indebtedness of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom, that is senior in any respect to the Company's obligations under the Debentures, other than the Permitted Senior Indebtedness or any extension, renewal or refinancing thereof, indebtedness secured by purchase money security interests (which will be senior only as to the underlying assets covered thereby) and indebtedness under capital lease obligations (which will be senior only as to the assets covered thereby).

     10. Charges, Taxes and Expenses. Issuance of certificates for Underlying Shares upon conversion of (or otherwise in respect of) this Debenture shall be made without charge to the Holder for any issue or transfer tax, withholding tax, transfer agent fee or other incidental tax or expense in respect of the issuance of such certificate, all of which taxes and expenses shall be paid by the Company; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the registration of any certificates for Underlying Shares or Debentures in a name other than that of the Holder. The Holder shall be responsible for all other tax liability that may arise as a result of holding or transferring this Debenture or receiving Underlying Shares in respect hereof.

     11. Replacement of Debentures. If this Debenture or any certificate evidencing Underlying Shares is mutilated, lost, stolen or destroyed, the Company shall issue or cause to be issued in exchange and substitution for and upon cancellation hereof, or in lieu of and substitution therefor, a new certificate or a New Debenture, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction and customary and reasonable indemnity, if requested. Applicants for a new certificate or a New Debenture under such circumstances shall also comply with such other reasonable regulations and procedures and pay such other reasonable third-party costs as the Company may prescribe.

     12. Reservation of Underlying Shares. The Company covenants that it will at all times reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved Common Stock, solely for the purpose of enabling it to issue Underlying Shares as required hereunder, the number of Underlying Shares which are then issuable and deliverable upon the conversion of (and otherwise in respect of) this entire Debenture (taking into account the adjustments of Section 13), free from preemptive rights or any other contingent purchase rights of persons other than the Holder. The Company covenants that all Underlying Shares so issuable and deliverable shall, upon issuance in accordance with the terms hereof, be duly and validly authorized, issued and fully paid and nonassessable.

     13. Certain Adjustments. The Conversion Price is subject to adjustment from time to time as set forth in this Section 13.

          (a) Stock Dividends and Splits. If the Company, at any time while this Debenture is outstanding, (i) pays a stock dividend on its Common Stock or otherwise makes a distribution on any class of capital stock that is payable in shares of Common Stock, (ii) subdivides outstanding shares of Common Stock into a larger number of shares, or (iii) combines outstanding shares of Common Stock into a smaller number of shares, then in each such case the Conversion Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately before such event and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such event. Any adjustment made pursuant to clause (i) of this paragraph
     shall  become  effective   immediately   after  the  record  date  for  the
     determination of stockholders entitled to receive such dividend or distribution, and any adjustment pursuant to clause (ii) or (iii) of this paragraph shall become effective immediately after the effective date of such subdivision or combination. If any event requiring an adjustment under this paragraph occurs during the period that a Conversion Price (or other price) is calculated hereunder, then the calculation of such Conversion Price (or other price) shall be adjusted appropriately to reflect such event.

          (b) Pro Rata Distributions. If the Company, at any time while this Debenture is outstanding, distributes to all holders of Common Stock (i) evidences of its indebtedness, (ii) any security (other than a distribution of Common Stock covered by the preceding paragraph), (iii) rights or warrants to subscribe for or purchase any security, or (iv) any other asset (in each case, "Distributed Property"), then, at the request of the Holder delivered before the 90th day after the record date fixed for determination of stockholders entitled to receive such distribution, the Company will deliver to the Holder, within five Trading Days after such request (or, if later, on the effective date of such distribution), the Distributed Property that the Holder would have been entitled to receive in respect of the Underlying Shares for which this Debenture could have been converted immediately prior to such record date. If such Distributed Property is not delivered to the Holder pursuant to the preceding sentence, then upon any conversion of this Debenture that occurs after such record date, the Holder shall be entitled to receive, in addition to the Underlying Shares otherwise issuable upon such conversion, the Distributed Property that the Holder would have been entitled to receive in respect of such number of Underlying Shares had the Holder been the record holder of such Underlying Shares immediately prior to such record date. In the event that the Distributed Property is not the same for each share of Common Stock, the Holder will be entitled to choose any type of Distributed Property that any holder of Common Stock is entitled to receive in such distribution

          (c) Fundamental Transactions. If, at any time while this Debenture is outstanding, (i) the Company effects any merger or consolidation of the Company with or into another Person, (ii) the Company effects any sale of all or substantially all of its assets in one or a series of related transactions, (iii) any tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property, or (iv) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (in any such case, a "Fundamental Transaction"), then upon any subsequent conversion of this Debenture, the Holder shall have the right to receive, for each Underlying Share that would have been issuable upon such conversion absent such Fundamental Transaction, the same kind and amount of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of one share of Common Stock (the "Alternate Consideration"). In the event that more than one type of Alternate Consideration is to be received by holders of Common Stock in a Fundamental Transaction, the Holder will be entitled to choose any type of Alternate Consideration that any holder of Common Stock is entitled to receive in such Fundamental Transaction. For purposes of any such conversion, the determination of the Conversion Price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of Common Stock in such Fundamental Transaction, and the Company shall apportion the Conversion Price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Holder shall be given the same choice as to the Alternate Consideration it receives upon any conversion of this Debenture following such Fundamental Transaction. To the extent necessary to effectuate the foregoing provisions, any successor to the Company or surviving entity in such Fundamental Transaction shall issue to the Holder a new debenture consistent with the foregoing provisions and evidencing the Holder's right to convert such debenture into Alternate Consideration. The terms of any agreement pursuant to which a Fundamental Transaction is effected shall include terms requiring any such successor or surviving entity to comply with the provisions of this paragraph (c) and insuring that this Debenture (or any such replacement security) will be similarly adjusted upon any subsequent transaction analogous to a Fundamental Transaction.

          (d) Subsequent Equity Sales.

               (i) If, at any time while this Debenture is outstanding, the Company or any Subsidiary issues additional shares of Common Stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of Common Stock or otherwise entitling any Person to acquire shares of Common Stock (collectively, "Common Stock Equivalents") at an effective price per share of Common Stock (the "Effective Price") less than the Conversion Price (as adjusted hereunder to such date), then the Conversion Price shall be reduced to equal the product of (A) the Conversion Price in effect immediately prior to such issuance of Common Stock or Common Stock Equivalents times (B) a fraction, the numerator of which is the sum of (1) the number of shares of Common Stock outstanding immediately prior to such issuance, plus (2) the number of shares of Common Stock which the aggregate Effective Price of the Common Stock issued (or deemed to be issued) would purchase at the Conversion Price, and the denominator of which is the aggregate number of shares of Common Stock outstanding or deemed to be outstanding immediately after such issuance. For purposes of the foregoing adjustment, in connection with any issuance of any Common Stock Equivalents, (x) the maximum number of shares of Common Stock potentially issuable at any time upon conversion, exercise or exchange of such Common Stock Equivalents (the "Deemed Number") shall be deemed to be outstanding upon issuance of such Common Stock Equivalents, (y) the Effective Price applicable to such Common Stock shall equal the minimum dollar value of consideration payable to the Company to purchase such Common Stock Equivalents and to convert, exercise or exchange them into Common Stock, divided by the Deemed Number, and (z) no further adjustment shall be made to the Conversion Price upon the actual issuance of Common Stock upon conversion, exercise or exchange of such Common Stock Equivalents. However, upon termination or expiration of any Common Stock Equivalents the issuance of which resulted in an adjustment to the Conversion Price pursuant to this paragraph, the Conversion Price shall be recomputed to equal the price it would have been had the adjustments in this paragraph been made, at the time of issuance of such Common Stock Equivalents, only with respect to that number of shares of the Common Stock actually issued upon conversion, exercise or exchange of such Common Stock Equivalents and at the Effective Prices actually paid in connection therewith.

               (ii) If, at any time while this Debenture is outstanding, the Company or any Subsidiary issues Common Stock Equivalents with an Effective Price that floats or resets or otherwise varies or is subject to adjustment based on market prices of the Common Stock (a "Floating Price Security"), then for purposes of applying the preceding paragraph in connection with any subsequent conversion, the Effective Price will be determined separately on each Conversion Date and will be deemed to equal the lowest Effective Price at which any holder of such Floating Price Security is entitled to acquire shares of Common Stock on such Conversion Date (regardless of whether any such holder actually acquires any shares on such date).

               (iii) Notwithstanding the foregoing, no adjustment will be made under this paragraph (d) in respect of (A) the issuance of Common Stock upon exercise or conversion of any Common Stock Equivalents described in Schedule 3.1(g) to the Purchase Agreement (provided that such exercise or conversion occurs in accordance with the terms thereof, without amendment or modification, and that the applicable exercise or conversion price or ratio is described in such schedule),
          (B) any grant of options to employees, officers or directors of the Company pursuant to any stock option plan duly adopted by the Company's board of directors or in respect of the issuance of Common Stock upon exercise of any such options, (C) securities issued pursuant to an underwritten public offering by the Company resulting in gross proceeds to the Company of not less than $20,000,000 ("equity lines of credit" or their equivalents shall not satisfy this exception), and (D) shares of Common Stock issued in connection with a Strategic Transaction. For purposes of this Section, a "Strategic Transaction" shall mean a transaction or relationship in which the Company issues shares of Common Stock to an entity which is, itself or through its subsidiaries, an operating company in a business related to the business of the Company and in which the Company receives benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital.

          (e) Calculations. All calculations under this Section 13 shall be made to the nearest cent or the nearest 1/100th of a share, as applicable. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock.

          (f) Notice of Adjustments. Upon the occurrence of each adjustment pursuant to this Section 13, the Company at its expense will promptly compute such adjustment in accordance with the terms hereof and prepare a certificate describing in reasonable detail such adjustment and the transactions giving rise thereto, including all facts upon which such adjustment is based. Upon written request, the Company will promptly deliver a copy of each such certificate to the Holder.

          (g) Notice of Corporate Events. If the Company (i) declares a dividend or any other distribution of cash, securities or other property in respect of its Common Stock, including without limitation any granting of rights or warrants to subscribe for or purchase any capital stock of the Company or any Subsidiary, (ii) authorizes or approves, enters into any agreement contemplating or solicits stockholder approval for any Fundamental Transaction or (iii) authorizes the voluntary dissolution, liquidation or winding up of the affairs of the Company, then the Company shall deliver to the Holder a notice describing the material terms and conditions of such transaction, at least 20 calendar days prior to the applicable record or effective date on which a Person would need to hold Common Stock in order to participate in or vote with respect to such transaction, and the Company will take all steps reasonably necessary in order to insure that the Holder is given the practical opportunity to convert this Debenture prior to such time so as to participate in or vote with respect to such transaction; provided, however, that the failure to deliver such notice or any defect therein shall not affect the validity of the corporate action required to be described in such notice.

     14. Limitation on Conversion. Notwithstanding anything to the contrary contained herein, the number of shares of Common Stock that may be acquired by the Holder upon any conversion of this Debenture (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such conversion (or other issuance), the total number of shares of Common Stock then beneficially owned by such Holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 9.999% (the "Maximum Percentage") of the total number of issued and outstanding shares of Common Stock (including for such purpose the shares of Common Stock issuable upon such conversion). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. Each delivery of a Conversion Notice by the Holder will constitute a representation by the Holder that it has evaluated the limitation set forth in this paragraph and determined that issuance of the full number of Underlying Shares requested in such Conversion Notice is permitted under this paragraph. By written notice to the Company, the Holder may waive the provisions of this Section or increase or decrease the Maximum Percentage to any other percentage specified in such notice, but (i) any such waiver or increase will not be effective until the 61st day after such notice is delivered to the Company, and (ii) any such waiver or increase or decrease will apply only to the Holder and not to any other holder of Debentures.

     15. Fractional Shares. The Company shall not be required to issue or cause to be issued fractional Underlying Shares on conversion of this Debenture. If any fraction of an Underlying Share would, except for the provisions of this Section, be issuable upon conversion of this Debenture, the Company shall pay an amount in cash equal to the average of the Closing Prices of the Common Stock for the five Trading Days immediately prior to (but not including) the Conversion Date multiplied by such fraction; provided that, unless the Holder requests otherwise, no payment shall be required to the Holder pursuant to this sentence until the aggregate amount payable to the Holder in connection with such conversion (together with unpaid amounts from prior conversions) exceeds $1,000, at which time all previously deferred payments shall be made.

     16. Notices. Any and all notices or other communications or deliveries hereunder (including without limitation any Conversion Notice) shall be in writing and shall be deemed given and effective on the earliest of: (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section prior to 6:30 p.m. (New York City time) on a Trading Day, (ii) the next Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile number specified in this Section on a day that is not a Trading Day or later than 6:30 p.m. (New York City time) on any Trading Day, (iii) the Trading Day following the date of mailing, if sent by nationally recognized overnight courier service, or (iv) upon actual receipt by the party to whom such notice is required to be given. The addresses for such communications shall be as specified in the Purchase Agreement or such other address or facsimile number as the Holder may provide to the Company in accordance with this Section.

     17 Miscellaneous.

          (a) So long as any principal amount is outstanding under the Debentures, the Company shall not, without the affirmative vote of the Holders of a majority in interest of the principal amount of Debentures then outstanding, incur, create, assume, guarantee or suffer to exist any indebtedness in addition to the Permitted Senior Indebtedness.

          (b) This Debenture shall be binding on and inure to the benefit of the parties hereto and their respective successors and assigns. This Debenture may be amended only in writing signed by the Company and the Holder and their successors and assigns.

          (c) Subject to Section 17(a), above, nothing in this Debenture shall be construed to give to any person or corporation other than the Company and the Holder any legal or equitable right, remedy or cause under this Debenture. This Debenture shall inure to the sole and exclusive benefit of the Company and the Holder.

          (d) The corporate laws of the State of Colorado shall govern all issues concerning the relative rights of the Company and its stockholders. All other questions concerning the construction, validity, enforcement and interpretation of this Debenture shall be governed by and construed and enforced in accordance with the internal laws of the State of Texas, without regard to the principles of conflicts of law thereof. The Company and the Holder hereby irrevocably submit to the exclusive jurisdiction of the state and federal courts sitting in Dallas County, Texas, for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, or that such suit, action or proceeding is improper. Each of the Company and the Holder hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by receiving a copy thereof sent to the Company at the address in effect for notices to it under this instrument and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law.

          (e) The headings herein are for convenience only, do not constitute a part of this Debenture and shall not be deemed to limit or affect any of the provisions hereof.

          (f) In case any one or more of the provisions of this Debenture shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Debenture shall not in any way be affected or impaired thereby and the parties will attempt in good faith to agree upon a valid and enforceable provision which shall be a commercially reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Debenture.

          (g) No provision of this Debenture may be waived or amended except in a written instrument signed, in the case of an amendment, by the Company and the Holder or, or, in the case of a waiver, by the Holder. No waiver of any default with respect to any provision, condition or requirement of this Debenture shall be deemed to be a continuing waiver in the future or a waiver of any subsequent default or a waiver of any other provision, condition or requirement hereof, nor shall any delay or omission of either party to exercise any right hereunder in any manner impair the exercise of any such right.

                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
                             SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF, the Company has caused this Debenture to be duly executed by a duly authorized officer as of the date first above indicated.


                                            APPLIED FILMS CORPORATION


                                            By:     ____________________________
                                            Name:   ____________________________
                                            Title:  ____________________________

                            FORM OF CONVERSION NOTICE

(To be executed by the registered Holder in order to convert Debenture)

The undersigned hereby elects to convert the specified principal amount of Convertible Debentures (the "Debentures") into shares of common stock, no par value (the "Common Stock"), of Applied Films Corporation, a Colorado corporation (the "Company"), according to the conditions hereof, as of the date written below.


                                 ----------------------------------------------
                                 Date to Effect Conversion

                                 ----------------------------------------------
                                 Principal amount of Debentures owned prior to conversion

                                 ----------------------------------------------
                                 Principal amount of Debentures to be Converted

                                 ----------------------------------------------
                                 Number of shares of Common Stock to be Issued

                                 ----------------------------------------------
                                 Applicable Conversion Price

                                 -----------------------------------------------
                                 Principal amount of Debentures owned subsequent to Conversion

                                 -----------------------------------------------
                                 Name of Holder

                                 By: ___________________________________________
                                 Name: _________________________________________
                                 Title: ________________________________________

                           AMENDMENMENT TO CERTIFICATE
                     OF DESIGNATIONS, PREFERENCES AND RIGHTS
                    OF SERIES A CONVERTIBLE PREFERRED STOCK,
                                WITHOUT PAR VALUE

                                       OF

                            APPLIED FILMS CORPORATION

                            ------------------------

                      Pursuant to Section 7-108-101 of the
                        Colorado Business Corporation Act
                            ------------------------


     Applied Films Corporation, a corporation organized and existing under the Colorado Business Corporation Act (the "Company"), hereby certifies that pursuant to the authority granted to and vested in the Board of Directors by the Amended and Restated Articles of Incorporation, as amended, of the Company (the "Articles of Incorporation"), and in accordance with the provisions of Section 7-108-101 of the Business Corporation Act of the State of Colorado, the Directors on , 2001, adopted the following resolution amending the Company's Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, Without Par Value (the "Certificate"):

     Resolved, that pursuant to the authority vested in the Company's Board of Directors in accordance with the provisions of its Articles of Incorporation, as amended, the Certificate is hereby amended as follows:

          1. Section 9(c) is hereby deleted in its entirety and replaced with the following:

               (c) Holder's Special Put Option. If, at any time after the sixth month anniversary of the Closing Date, the Company's equity market capitalization (defined as the aggregate number of shares of Common Stock outstanding times the Closing Price) is less than $50 million for 20 consecutive Trading Days, then the Holder shall have the right, in its sole discretion, to convert all or any portion of the then outstanding shares of Preferred Stock into Common Stock at a Conversion Price equal to the Amended Conversion Price divided by 1.14 by delivering to the Company a written notice specifying the number of shares of Preferred Stock to be so converted (a "Special Put Notice"), and the date on which such notice is delivered is referred to as the Special Put Date.




                                           /s/ Lawrence D. Firestone
                                           Lawrence D. Firestone
                                           Chief Financial Officer and Secretary



::ODMA\PCDOCS\GRR\536596\1

EXHIBIT 10.22

[logo] RWE Systems

Lease agreement

between

RWE Systems Immobilien GmbH & Co. KG, Altenessener Strasse 35, 45141 Essen,

Lahmeyer Grundbesitz GmbH & Co. KG, Augustaanlage 32, 68186 Mannheim,

- hereinafter referred to as "Lessor" -

and

Applied Films GmbH & Co. KG, Siemensstrasse 100, 63755 Alzenau,

- hereinafter referred to as "Lessee" -

- collectively referred to as "Parties" -

Preamble

Between Balzers Process Systems GmbH (now Applied Films GmbH & Co. KG) and Victoria Mathias Verwaltungsgesellschaft mbH (now RWE Systems Immobilien GmbH & Co. KG)/Lahmeyer Grundbesitz GmbH & Co. KG, a lease agreement was signed on May 25/June 5, 2000, for office, service, production, storage and other spaces including parking on the property at Siemensstrasse 100, 63755 Alzenau. The term of the lease ends on June 30, 2002. Lessee and Lessor have agreed to renew the agreement with regard to the majority of the spaces. During preliminary talks, it was further agreed that the Lessor erect and place at Lessee's disposal new hall structures. Moreover, Lessor has agreed to create additional parking spaces.

Both Parties agree that the written provisions of 5/25/00 and/or 6/5/00 as well as any amendments thereto shall expire upon transfer of the new hall structures and be replaced by the following provisions:

                                      ss.1
                              Subject of agreement

1.1 The Lessor is the proprietor of various lots located at Siemensstrasse 100 in Alzenau. The entire property is marked by a red line on the attached map (Attachment 1).

1.2 On the approximately 15,500 m2 lot marked blue on the attached map, the Lessor shall erect the new hall structures mentioned in the preamble.

1.3.1     In the existing structure, Lessee leases:

          office space as well as traffic and reception areas totaling 6,882 m2 in size, hall and lab spaces including traffic areas totaling 6,612 m2 in size, 354 m2 of storage space and basement,

          500 m2 of storage space in the basement.

          Traffic and reception areas are leased proportionately, with the proportions determined by space leased excluding storage. To the extent necessary, other lessees of the building, contractors, visitors, etc. are entitled to use the traffic areas.

          The Lessee is entitled to use all mobile fittings and equipment present in the lease object. The fittings and equipment are detailed in a separate listing (Attachment 2 of the lease agreement).

          The leased spaces are color-marked in the attached floor plans (Attachments 3.1 through 3.5), with offices space including traffic areas marked red, hall and lab spaces including traffic areas marked blue. The traffic areas attributable to the Lessee are marked by red lines, the storage areas in the basement by green lines and the reception area by blue lines.

          In addition, open space and 220 parking spaces are placed at Lessee's disposal. Leased parking spaces have already been assigned.

1.3.2     In the new structures, Lessee leases:

          office space including additional and traffic areas totaling 969 m2 in size, production halls totaling 7,326 m2 in size.

          Moreover, Le ssee shall lease 130 additional parking spaces, the exact location of which has not yet been determined. Lessee agrees that the location of additional parking spaces shall be determined by Lessor, provided that such parking spaces are located outside of the area marked blue and at a reasonable distance from the new structures.

          In addition, more than 3,100 m2 of made-up open space shall be placed at Lessee's disposal.

1.4 Lessee shall use the lease object to manufacture vacuum equipment and for office purposes. The parking spaces are to accommodate cars.

          On the open space bordering on the body of the building, Lessee has erected two halls, which are marked yellow on the map. Lessee uses these premises to receive shipments as well as to package and process its products to be shipped. Both halls are connected to the property only temporarily (ss.95 BGB) and shall be demolished and disposed of at Lessee's expense, including foundations, if any. Details are found in the building specifications. Lessee acknowledges that the observation of the date mentioned under Item 2.2.1 requires timely demolition.

          Moreover, the exterior spaces must not be used for storage purposes. Likewise, Lessee shall not store hazardous materials (such as explosives and harmful substances) or perform actions likely to increase the insured risk or violate safety regulations in such spaces.

          A change of the intended use requires Lessor's written consent, which must not be refused unreasonably.

          Even in the absence of express notice to this effect, Lessor's consent is granted subject to the approval of the competent authorities, which Lessee shall obtain and uphold at its own expense, receiving Lessor's support as needed.

          Prior to such change of intended use becoming effective, Lessee shall furnish proof to Lessor that all necessary permits have been granted or no permits are required, whichever applies.

          Between the first and second halls, there is a gas control center (composed of an open building where gas tanks are stored, and of an permanently installed gas tanks) as required by Lessee to operate its display-technology division (marked orange on the map). Upon the expiration of the tenancy, Lessee shall dismantle and remove this gas control center at its own expense if Lessor no longer has use for it. Moreover, the entire building complex houses various technical facilities and machines likewise (located at the time in the technical storage rooms and in the basement) exclusively used by Lessee's display-technology division. Lessee is the sole proprietor of these technical facilities, which are also detailed as part of the lease agreement in a separate listing (Attachment 4). Upon the expiration of the tenancy, Lessee shall remove all technical equipment and machines. To the extent that Lessor requires its removal, this also applies to wiring.

1.5 The specifications in terms of m2 refer to net areas determined on the basis of Item 2.3, of DIN 277, Part 1, and are not adjusted by non-supporting interior walls and beams. The spaces encompass all building parts including the entrance hall, the reception area, the elevator foyers and corridors as well as the area occupied by door openings and niches (excluding elevator shafts), staircases and landings. For purposes of this paragraph, the lease object is defined by the plans attached as Attachments 5.1 through 5.5.

          The total area shall be determined at Lessor's expense upon completion using the floor plans M 1:50. Departures from the stated net areas up to 2% shall not affect the rent.

1.6 The buildings specifications (Attachment 6) as well as the plans (Attachments 5.1 through 5.5) are subject to change in the course of construction. Lessee shall agree to such changes to the extent that neither the intended purpose nor the fittings and equipment are compromised and the lease object remains within 2% of its projected size.

1.7.1 Until the new structures are handed over, any departure from the building specifications of the lease object to be erected, which the Parties agree upon with regard to design or fittings and equipment may be implemented. Such modifications shall be recorded in a protocol, as are regulations regarding additional costs and Lessee's obligation to reverse upon the expiration of its tenancy, if applicable. If such modifications or additions result in delays in completion, the protocol must state the number of days, by which the transfer is delayed. All changes or additions to be implemented shall be recorded in an Attachment 7 of this agreement.

          The effects of requests for changes or additions on the effective date of Lessee's obligations to pay rent are addressed under ss.3.

1.7.2 Prior to determining extension materials, an inspection is performed, which must be scheduled well in advance and take place on the construction site or in a sample room built for that purpose in Alzenau. The materials to be inspected, along with specifications as to product and model, shall be presented by Lessor. Materials found by Lessee, on the occasion of inspection, to fall short of the quality standards agreed upon shall be replaced immediately by materials in compliance with such standards if such assessment is accurate. The choice of suitable materials shall be made by Lessee, which also bears the costs of the inspection. Purpose and results of the inspection shall be recorded in an inspection protocol. Another protocol shall detail the agreement reached between Lessor and Lessee with regard to the distribution of space.

1.7.3 Any inspections or permits required by the competent authorities for Lessee's facilities are deemed the responsibility of Lessor insofar as the building specifications call for Lessor to provide such facilities or equipment. All other inspections or permits are the responsibility of Lessee. Whichever Party is responsible shall arrange for or obtain such inspections or permits in a timely manner.

1.8 Lessor guarantees that the construction project is implemented in accordance with the building specifications (Attachment 6) and the plans (Attachments 5.1 through 5.5) as well as the protocols signed by the Parties following the execution of this agreement, which pertain to the agreed-upon changes and additions to design or fittings and equipment and the inspection pursuant to Items 1.7.1 and 1.7.2. However, building specifications and plans must not be construed to be guaranteed characteristics of the lease object as they merely serve the purpose of detailing Lessee's obligation in terms of the lease object's completion.

          In case of conflicts, the protocol pertaining to the agreed-upon changes pursuant to Item 1.7.1 takes precedence over the building specifications, which take precedence over the plans. Detailing of objects and furnishings in the construction plans is considered part neither of this agreement nor of the lease object, which is the exclusive domain of the building specifications.

                                      ss.2
                         Commencement and term of lease

2.1 For both the existing and the new structures, the lease commences on the date of transfer of the new production halls or, if the Lessee fails to take possession of the new production halls, on the date intended for such transfer.

2.2.1 The transfer of the new production halls as well as the new parking spaces takes place 14 months after both Parties signed this agreement. If the Parties were to do so in January 2001, such transfer would occur on March 31, 2002.

          If the agreement is not signed by both Parties in January, the date of transfer is postponed accordingly.

2.2.2 Lessor hereby acknowledges that Lessee essentially needs to take possession of the new production halls in December 2001, which is why Lessor shall endeavor to negotiate with the general contractor a reduction in construction time. The added costs associated therewith would be borne by Lessee in a manner yet to be determined.

          Moreover, the Parties shall work closely together to identify solutions that would make it possible for Lessee to take possession of the new production halls prior to March 31, 2002. To facilitate transfer at an earlier date, the Parties intend to reduce the approval period, which amounts to approximately five months.

          However, Lessor issues no guarantee to the effect that such halls will be transferred in December 2001.

2.2.3 Lessor shall notify Lessee in writing of the dates of transfer as suggested by progress, such dates being furnished two months and one month in advance, specifying week and day of transfer, respectively.

2.2.4 The dates rendered by Item 2.2.1 in connection with Item 1.7.1 are subject to change due to bad weather, strike, force majeure and lockout. Delays may also occur as a result of review proceedings on the part of the competent authorities. However, Lessor shall press for quick processing. In case of delays, Lessee shall be entitled to damages only to the extent that such delays occurred through the fault of Lessor.

2.2.5 Lessee is not entitled to withdraw from the agreement as a result of delays caused by Lessor. If the transfer of the new structures is delayed by more than six months, Lessee may terminate this agreement.

2.3 Upon transfer of the new structures, the Parties shall prepare a protocol detailing the condition of the lease object. Such transfer protocol shall include any flaws and tasks remaining of the lease object. All flaws and remaining tasks listed in the transfer protocol shall be eliminated or performed immediately. Minor flaws and remaining tasks found upon transfer, which do not inhibit operations and may be remedied without major disruptions suffered by Lessee, do not cause a delay of transfer regardless of their pending elimination or performance.

          If the Parties hold conflicting views as to

          a)       whether and which flaws are present and/or
          b)       the accuracy of the transfer protocol,
          the conflict shall be settled finally and conclusively by an expert appointed by the Chamber of Commerce responsible for Alzenau upon request by one of the Parties. Arbitration may be requested only if, in the opinion of one of the Parties, an attempt to reach a mutual agreement failed, but no earlier than two weeks after one of the Parties declares that all transfer requirements have been met. The costs of arbitration are borne by the Parties to the extent of their defeat.

2.4 The lease term expires on March 31, 2010. Lessee is granted an option to renew the lease agreement by five years. The option is considered exercised if Lessee fails to object to renewing the lease agreement at least twelve months before it is scheduled to expire.

2.5 ss.565 BGB [German civil code] does not apply upon the expiration of the lease term.

2.6 Deadline compliance is assessed on the basis of the date on which a declaration is received by the intended recipient.

                                      ss.3
                       Rent, payments, stable value clause

3.1       The monthly rent equals

          7,851 m2 of office space                    x Euro 9.00       =        Euro  70,659.00
          13,938 m2 of production halls               x Euro 6.50       =        Euro  90,597.00
          Facilities surcharge                                                   Euro  56,406.00
          354 m2 of storage space/archive             x Euro 2.55       =        Euro     902.70
          [illegible]00 m2 of storage space/archive                     =        Euro     787.00
          350 parking spaces (outside)                x Euro 12.80      =        Euro   4,480,00
                                                                       ---------------
          Total                                                         =        Euro 223,811.70
                                                                        =        DM   437,737.63

plus turnover tax in the amount permitted by law.

          The aforementioned rent is due upon the transfer of the new production facilities. To the extent that requests for changes and/or additions result in delays according to Item 1.7.1, Lessee shall be liable to make rent payments from the date, on which the transfer of the leased portion of the building in question could have occurred in the absence of requests for changes and/or additions, even if such leased portion was not yet transferred.

          If, under the foregoing provision, the commencement date of the lease or the date of possible transfer does not coincide with the first of the month, a proportionate amount of the rent is due for the month in question.

3.2 By the third business day of each month, the rent shall be deposited into an account yet to be specified by Lessor. Payment is not deemed received until Lessor 's account is credited accordingly.

3.3 Other payments under this agreement shall be made within one month following the receipt of an invoice or request. Late charges apply in accordance with ss.14.

3.4 Lessor is entitled to apply, at its sole discretion, any payment made by Lessee to monies owed under the agreement unless Lessee stipulates otherwise.

3.5 Based on claims pursuant to ss.ss.537, 538 and 539 BGB, Lessee may justify adjustments or exercise a right of retention with regard to the rent (excluding utilities) if notice is given thereof one month in advance and no actions to improve matters were taken in the meantime.

3.6 If the monthly cost-of-living index for all private households in Germany (starting point 1995 = 100), as determined by Statistische Bundesamt [federal office of statistics], rises or falls by at least ten points versus the level in effect on the commencement date of the lease, the rent payable is adjusted accordingly pursuant to Item 3.1.

          Such change in the amount of the rent becomes effective on the first of the month following the month, during which the conditions justifying a change in the amount of the rent were present.

          However, Lessee is not considered to be in default until Lessor has issued a written reminder stipulating a reasonable deadline.

          If the rent was adjusted based on the foregoing stable-value clause, the clause becomes applicable again in accordance with the provisions of the preceding paragraphs. Accordingly, the amount of the rent shall be adjusted again once the index has risen or fallen by at least ten points versus the level that prompted the last adjustment.

          The agreed-upon price clause meets the conditions of Preisangaben- und Preisklauselgesetz [law on pricing and price clauses] and thus is deemed approved by law (approval assumed). However, as a precaution, Lessor shall submit a request to Bundesamt fur Wirtschaft [federal office of economy] to approve the stable-value clause.

          In case the aforementioned clause is not approved by Bundesamt fur Wirtschaft, the Parties agree to sign into effect a solution that matches the rejected clause in economic terms.

3.7 Under the lease agreement of 5/25/00 and/or 6/5/00, Lessor undertook to refund to Lessee the amount of Euro 0.77/m2/month for various spaces if the agreement is extended by at least five years after June 30, 2002. The Parties agree that such claim for reimbursement was taken into account when determining the amount of the rent for the new structures. Therefore, no refund will be granted.

                                      ss.4
                                    Utilities

4.1 In addition to the rent, Lessee shall bear the costs continually incurred by Lessor as a result of its ownership of the property and the intended use of buildings, facilities, fittings and equipment (operating costs). Attachment 3 of ss.27 of Zweite Berechnungsverordnung [second computation ordinance] details the operating costs to be apportioned, a copy of which is enclosed in this agreement as Attachment 8. In addition, based on laws currently in effect, Lessee shall bear additional expenses as follows: snow and ice removal, window and facade cleaning including shading facilities, calibration fees, power, building and site security, operating costs and maintenance of all technical, electrical and electronic equipment/facilities on the leased premises, as mentioned, installations and hydraulic equipment.

          The various operating costs to be distributed in the future shall be apportioned on the basis of previous settlements of accounts.

          Lessor has hired a third-party contractor to manage all technical aspects of the lease object. The expenditures associated therewith shall be borne by Lessee as part of the settlement of operating costs.

          Operating and maintenance costs related to the technical, electrical and electronical equipment/facilities, installations and hydraulic equipment listed in the attached building specifications likewise shall be charged to Lessee.

          In case of doubt, the extent of cleaning, maintenance and similar services as well as building and site security and the degree of insurance coverage are determined by Lessor.

4.2 The apportionment key and settlement period are determined and may be changed by Lessor in an equitable fashion. In case of doubt, Lessor may distribute expenses based on the proportion of leased space to total space or the degree of utilization or use a combination of both approaches, whichever appears to be fair.

          To the extent that individual operating-cost items refer to the entire site, they are apportioned based on the proportion of leased space to utilized space.

          If  any  costs  or  expenses   related  to  Lessee's   consumption  of
          electricity are charged directly by the utility company, advance payments shall be made upon request.

4.3 Utilities are settled once annually. Lessor is entitled to adjust the frequency of settlement for practical reasons.

4.4 In addition, all utilities are subject to a monthly advance payment in the amount of Euro 120,000 plus turnover tax, which becomes due along with the monthly rent.

          Open claims revealed by the annual settlement of accounts shall become due one month following the receipt of the settlement of accounts. Upon request, Lessee may view the settlement records, objections to which must be submitted in writing within one month following the receipt of the settlement of accounts. If no objections are submitted in time, the settlement of accounts is deemed valid.

4.5 Lessor adjusts the monthly advance payments to reflect current conditions in accordance with ss.315 BGB. Upon Lessee's request, Lessor shall state reason and amount of such adjustment.

4.6 Upon the introduction of new taxes or the occurrence or increase of costs directly or indirectly related to the management of the building or property, such costs may also be apportioned from the date of their first occurrence by Lessor, which determines appropriate advance payments.

4.7 To the extent practicable and economically feasible, Lessor undertakes to accurately assess consumption and prepare the settlement of accounts accordingly. The meters needed for this purpose shall be installed by Lessor. This does not apply where consumption assessment involves gauging production and/or utilization. The costs of the installation and maintenance of such meters are borne by Lessee.

          Without prejudice to the foregoing, Lessor is entitled to demand, to the extent technically feasible, that Lessee settle individual operating-cost items (e.g., water consumption) directly with the utility provider in question. To this extent, Lessee shall install meters (e.g., water meters) at its own expense if so requested by Lessor.

                                      ss.5
                                   Termination

5.1 Unless otherwise provided by this agreement, the termination of this lease agreement for important reasons is subject to legal provisions.

5.2       Lessor may terminate the lease agreement without notice if Lessee

          a) defaults on two installments of the agreed-upon rent;
          b) defaults on utility advance payments and/or the payment of utility arrears in the amount of at least one monthly rent;
          c) has suspended payments or operations or if bankruptcy or composition proceedings have been initiated or if the authorities have shut down its operations.
          d) The same applies if Lessee becomes subject to execution proceedings, especially when execution is imposed on contributed assets or those subject to Lessor's lien, or if execution proceedings were unsuccessful.

          In case of termination through the responsibility of Lessee, same is liable for damages suffered by Lessor as a result of Lessee or any subtenant not vacating or returning the lease object in time. The same applies if the lease object is damaged following its vacation or return, cannot be leased for the remainder of the lease term or only on unfavorable terms. Compensation for lost income shall amount to at least the agreed-upon rent plus utilities.

          If, in case of premature termination of the lease agreement through the responsibility of Lessee, same suggests a tenant to take over the lease, which appears to be a suitable party to a new lease agreement and would assume the lease object on identical terms, Lessee is released from its liability for damages.

5.3       Notice of termination must be given in writing.

                                      ss.6
           Structural changes implemented by Lessee following transfer

6.1 Structural changes within the lease object as well as the installation of additional facilities needed, for example, for Lessee's business operations require Lessor's written consent. The costs related thereto are borne by Lessee. Item 1.4 applies accordingly. Fittings and equipment may be introduced by Lessee without Lessor's consent.

6.2       Upon the  conclusion  of the lease  term,  Lessee  shall  restore  the original condition of the lease object to the extent that Lessor refuses to accept Lessee's offer to retain changes and/or facilities introduced to the Lease object. If, however, Lessor agrees to retain such changes and/or facilities, no compensation is due to Lessee as a result thereof, nor is Lessee entitled to compensation for appreciation of value.

6.3 In accordance with the directions contained in the building specifications, Lessor shall ensure that wiring is in place for electricity and water. If Lessee intends to consume electricity and water above and beyond normal consumption levels, to the effect that existing capacities may be exhausted, Lessee shall obtain technical specifications from Lessor. If applicable, additional needs may be satisfied by expanding the supply network at Lessee's expense once Lessor's written consent has been obtained.

          In case of service disruptions or damaged supply lines, Lessee shall immediately perform a shutdown. If Lessee is incapable of doing so, it shall immediately notify Lessor or its authorized representatives.

          Lessee is not entitled to seek damaged from Lessor as a result of changes in the supply of electricity, especially a shift in voltage.

          If the supply of electricity, heating or water or drainage is disrupted for reasons beyond the control of Lessor, and in case of flood or force majeure, Lessee is not entitled to compensation from Lessor.

                                      ss.7
              Maintenance, liability for condition of lease object

7.1       Lessor's obligations and liability

7.1.1 To the extent that Lessor is responsible for maintenance and repairs, Lessor shall keep the lease object in good working order.

          Lessor assumes maintenance and repairs of "Dach und Fach" [roof and shell], which in the case of the lease object include:

          - the "roof," as in the roof construction including roof tiles and plumbing (e.g., gutter) as well as canopies;
          - the "shell," as in the shell construction encompassing components bordering on and encasing the building, such as chimneys and facades, any exterior windows and window frames as well as exterior doors and door frames, excluding window and door locks and window panes.

          Maintenance and repairs of the lease object's remaining components shall be the responsibility of Lessee, which also bears the costs of upkeeping and replacing installations as well as fittings and equipment included in the lease. Any such expenditure incurred by Lessor shall be passed on to Lessee.

7.1.2 No guarantee is issued for lighting equipment found in the lease object.

7.1.3 Lessee shall not be entitled to a reduction in rent or damages due to disruptions or obstruction of the building's entrances beyond Lessor's control or third-party construction outside of the building. Lessor shall endeavor to limit possible unavoidable hindrances to a minimum.

          Moreover, Lessor agrees to have the access road cleaned in regular intervals co-determined by Lessee.

7.1.4 In the presence of defects found in the lease object or disruptions to the operation of the building and its fittings and equipment, Lessee shall be entitled to damages only if such defects or disruptions arose through Lessor's intentional or gross negligence or if Lessor fails to remedy such defects or disruptions within a reasonable period of time. Such limitation does not apply to the extent that Item 7.1.5 Sentence 1 applies. However, Lessee's claims for a reduction in rent shall not be affected.

7.1.5 For damages subject to the risk covered by Lessor's premises liability insurance, Lessor's liability in each instance is limited to the amount of the insured sum (which amounts to Euro 67 million per case for the structures erected on the site, whereas such amount would be distributed in proportion to damages occurred and evidenced if an event insured against affected several tenants). As for the structures yet to be erected under this agreement, Lessor shall obtain insurance coverage and communicate the amount of such premises liability insurance to Lessee. Lessor shall be liable for damages not covered by the insured sum only if such damages occurred through its intentional or gross negligence.

7.1.6     Limitations  under  Items  7.1.4  and 7.1.5 do not  apply  during  the
          warranty  period  of  the  general   contractor  hired  to  erect  the
          structures, to the extent that the defects, disruptions or damages present are the general contractor's liability. Insofar as maintenance agreements have been executed pursuant to Lessor's obligations toward third parties, the warranty period agreed upon with the general contractor is eight months for all electrical and mechanical parts subject to wear and tear, one year for elevators and two years for machines and facilities following inspection. Work performed on roofs, including insulation, as well as construction and extensions is guaranteed for five years from the date of inspection. All other guarantees correspond with VOB/B; i.e., work performed on wood is guaranteed for two years, work performed on the property for one year and all other work for two years following inspection.

7.1.7 Lessee hereby acknowledges that the complex as well as surrounding properties are subject to development. With the exception of unauthorized actions, disruptions caused by construction or other tenants moving in do not entitle Lessee to damages payable by Lessor.

7.2       Lessee's obligations and liability

7.2.1 Pursuant to ss.9 UStG [law on turnover tax], Lessor has waived its right to be exempted from turnover tax under ss.4 No. 12 a UStG with regard to letting the lease object (turnover-tax option).

7.2.1.1 Lessee agrees to exclusively apply the lease object to earnings that do not preclude Lessor from claiming prior turnover tax deductions.

7.2.1.2 Lessee further agrees, to the extent needed for disclosure purposes, to provide such documents to Lessor as allow the latter to fulfill its obligations to present evidence to the financial authorities under ss.9 Paragraph 2 UStG. To this extent, Lessor may demand that Lessee submit such documents and/or declarations as are required by the competent financial authorities.

7.2.1.3 If, in the case of Lessee or any subtenant, conditions arise or are assumed by the financial authorities while conducting an independent audit, which affect Lessor's turnover tax option, Lessee shall give immediate notice thereof to Lessor.

7.2.1.4 When subletting, Lessee shall ensure that the turnover-tax option is retained by the subtenant and, furthermore, include in its agreement with the subtenant the obligations under Items 7.2.1.1 through 7.2.1.3 so as to enable Lessor to assert its rights against the subtenant under the agreement executed between Lessee and subtenant by means of an agreement for the benefit of third parties. Lessee shall be liable toward Lessor for the fulfillment of this obligation on the part of the subtenant.

7.2.1.5 Insofar as the financial authorities, with regard to the concept of exclusive application for earnings not precluding prior turnover tax deductions, apply a neutral exemption recognized by the financial courts, the concept of exclusivity, as used in the foregoing provisions, is subject to such exemption (see BMF letter BStBl. [federal tax gazette] 1994 page 943ff.).

7.2.1.6 If Lessee or, should the lease object be sublet, any subtenant fails to observe the obligation under Items 7.2.1.1 through 7.2.1.4, Lessee shall be liable to Lessor for any resulting damages.

7.2.2 Lessee shall treat the lease object with care, clean it, keep it vermin-free and use it for the duration of the lease.

7.2.3 Lessee shall perform at its own expense all cosmetic repairs, maintenance and upkeep of the lease object as well as of the facilities, fittings, equipment and installations found therein (including feed and drainage lines to/from the supply and discharge facilities all the way to the main lines, venetian blinds and all windows, window frames, doors and door frames located inside the lease object).

7.2.4 The obligation to perform repairs pursuant to Item 7.2.3 does not apply during the warranty period of the general contractor (see 7.1.6 Sentence 2) insofar as the need for repairs is due to a defect of the lease object insured against by the general contractor.

7.2.5 Lessee shall repair blocked drainage pipes. Any consequential damage shall be Lessee's responsibility unless such damage occurred through Lessor 's fault.

7.2.6 Upon the conclusion of the lease, Lessee shall transfer the lease object professionally renovated and repaired. In particular, such renovations and repairs include, to the extent necessary, replacing floor covering and wallpaper, painting the walls and ceilings, installing air conditioning, heaters and cables, windows and door frames as well as doors, replacing damaged tiles, sanitary and technical installations, matching the state of repair, in which the lease object was transferred to Lessee.

          Instead of performing renovation and repair work, Lessee may opt for a compensation payment to Lessor, giving due consideration to the period of time needed to complete renovations and repairs. Lessee must give notice thereof to Lessor at least three months prior to lease expiration. Following such notice, the Parties shall inspect the building together and reach an agreement as to the amount of the compensation payment.

          If the Parties fail to reach an agreement, the conflict shall be settled finally and conclusively by an expert appointed by the Chamber of Commerce responsible for Alzenau upon request by one of the Parties. Arbitration may be requested only if, in the opinion of one of the Parties, an attempt to reach a mutual agreement failed, but no earlier than four weeks after the Parties started negotiations on the issue of the compensation payment. The costs of arbitration are borne by the Parties in equal parts.

7.2.7 If Lessee returns the lease object having neither completed the tasks detailed under 7.2.6 nor given timely notice to Lessor of its intention to make a compensation payment, and if Lessee further fails to perform the necessary work within the period granted by Lessor thereafter, Lessor may perform all necessary work at the expense of Lessee, which shall bear the costs of such renovations and repairs even if same are performed by the next tenant. In this case, Lessor shall be entitled to compensation for possible damages, including loss of income during renovations and repairs for up to three months plus any additional period of time extended to Lessee.

7.2.8 Prior to the installation of facilities and equipment (machines, safes, etc.), Lessee shall consult Lessor to obtain the maximum loads permitted for each floor. S uch maximum loads must not be exceeded. However, if they are exceeded, Lessee shall be liable to Lessor for any resulting damages and consequential damages, releasing Lessor from liability for any third-party claim based thereon.

7.2.9 Lessee is responsible for any damage occurring within the lease object as well as for any contamination or removal of materials, liquids and gases, as may be required by law, even if such damage was caused by its employees, subtenants, visitors, suppliers or contractors. This applies especially if such conditions affect Lessee-installed equipment and special technical installations. Lessee shall not be responsible if such damage occurred through Lessor's fault. Lessor shall remedy damages caused by Lessor, persons acting on its behalf or third parties contracted by it.

          Lessee shall promptly address damages or contamination affecting property and buildings outside of the lease object, which were caused by Lessee, its employees, subtenants, visitors, suppliers or contractors.

          To the extent that damages affect only the lease object, Lessee shall furnish evidence to the effect that such damages were caused neither by Lessee nor its employees, subtenants, visitors, suppliers or contractors.

7.2.10 Lessee shall promptly notify Lessor of any damages to the lease object upon discovery.

7.3       Obligations and liability of both parties

          Maintenance and repair work pursuant to Items 7.1 and 7.2 shall be performed within a reasonable period of time. If, after having received a written reminder and additional time, one of the Parties fails to perform the maintenance and repair work, for which it is responsible, the other party may have any urgently required work performed at the expense of the defaulting party.

          If delays would entail risks, both Parties shall endeavor to eliminate such risks by taking appropriate action.

7.4       Insurance

          Lessor shall insure the building against fire, storm, water, glass breakage, hail and flood. In addition, the fittings and equipment included in the lease shall be insured against fire, burglary, theft as well as water.

          Lessee agrees to obtain insurance coverage for the items it introduced as well as all other items, including stocks. Lessor assumes no liability for such items. In particular, Lessee shall obtain insurance coverage for the lease term as follows:

          a)  insurance   against  damages  caused  by  fire,   water  and  fire
          extinguishers for the items Lessee introduced as well as all other items, including stocks;

          b) liability insurance against personal injury and property damage to whatever extent is customary in Lessee's branch;

          c) insurance against the risks, for which it is responsible pursuant to Item 7.2.9;

          d) installations liability insurance pursuant to Wasserhaushaltsgesetz [water resources act] (WHG), Umwelthaftungsgesetz [environmental liability act] (UmweltHG) and other applicable legal provisions to the extent that Lessee operates installations subject to such laws.

          It is recommended that Lessee also obtain for the lease object insurance against loss of profit, glass breakage as well as burglary and theft, including damage to the building, as these damages do not represent Lessor's responsibility.

                                      ss.8
                Reconstruction clause, disruptions of operations

8.1 If any part of the lease object should be fully or partly destroyed or sustain damages as a result of design faults, fire, explosion, lightening, storm, force majeure, the impact of war or other events, this lease agreement does not expire until Lessor issues a declaration to the effect that no reconstruction effort will be undertaken. Such declaration shall be issued promptly and in writing.

          However, insofar as full utilization of the damaged or destroyed rooms is no longer possible, Lessee's obligation to pay rent is suspended from the day following the damaging event unless such damaging event occurred through Lessee's fault or must be remedied by same.

          Upon the completion of the reconstruction effort, the provisions of this agreement apply accordingly.

8.2 Temporary disruptions of operations beyond Lessor's control do not diminish Lessee's obligation to pay rent unless such disruptions cannot be remedied within a reasonable period of time. In the case of enduring disruptions beyond Lessor's control, Item 8.1 applies accordingly.

                                      ss.9
                            Entering the lease object

          Upon proper notice, Lessor and its agents and authorized representatives are free to inspect the lease object during Lessee's regular business hours. For purposes of accident prevention, Lessee shall grant Lessor access at any time.

                                      ss.10
                    Structural changes implemented by Lessor

10.1 Lessor does not require Lessee's consent to take measures necessary or fit to mainta in, upkeep or improve the building or the lease object or prevent impending accidents or repair damages. However, Lessee shall be given proper notice thereof. If possible, the measures to be taken and the date of their performance should be determined jointly with Lessee, which shall keep the spaces in question accessible and abstain from hindering or delaying the performance of scheduled work.

10.2 Lessor is entitled to modernize the building both inside and outside both any time.

10.3 With regard to measures as defined by Items 10.1 and 10.2, Lessee shall be entitled to claims only to the extent that such measures represent a major disruption to Lessee's operations.

                                      ss.11
             Design of advertising as well as (company) name plates

11.1 Lessor's consent must be obtained before posting (company) name plates and signage on the property. Lessor shall consent to Lessee's requests to the extent that such requests do not conflict with uniform design.

          Lessee bears the costs of producing and posting (company) name plates and signage.

11.2 Insofar as advertising space is being leased, the design of same, which shall also be of uniform nature, require Lessor's approval, which must not be refused unreasonably. Advertising media must not hinder or disturb other tenants.

11.3      Item 1.4 applies to advertising media accordingly.

                                ss.12 Subletting

12.1 Subletting requires Lessor's prior written approval, which must not be refused unreasonably. With regard to the nature of utilization, the provisions of Item 1.4 apply.

12.2      ss.549 Paragraph 1 Sentence 2 BGB does not apply.

12.3 In case of an unauthorized sublease, Lessor is entitled to demand that Lessee terminate the sublease as soon as possible but no later than one month following notice. If Lessee fails to comply, Lessor may terminate the lease without notice.

12.4 When subletting, Lessee is liable for all actions or omissions of subtenant irrespective of its own involvement.

12.5 If the lease object is sublet and Lessee defaults on rent payments, it agrees, without prejudice to its own obligations to pay rent, to pay to Lessor, as a security, an amount equal to the rent owed by the subtenant under the sublease agreement plus lien, thus matching the total amount owed to Lessor.

12.6 A sublease is deemed to be in effect if any part of the lease object has been ceded for independent use, creating a genuine lease between Lessee and subtenant. For purposes of this paragraph, ceding space to consultants contracted by Lessee or to companies affiliated with Lessee as defined by ss.15 AktG [companies act] and their employees does not qualify as subletting.

12.7 Lessor agrees to consent to an assignment of this lease agreement to a company affiliated with Lessee as defined by ss.15 AktG unless such transfer would compromise Lessor's own significant interests. Upon receipt of a written notice, in which Lessee specifies to whom it intends to assign the agreement, Lessor has three weeks to object to Lessee's choice of assignee. In the absence of Lessor's objection, the assignment is deemed approved. In particular, the new tenant shall observe the provisions of Item 1.4.

                                      ss.13
                              Special arrangements

13.1 The Parties agree that Lessee cannot demand to be shielded from competition during the term of the lease.

13.2 Lessee agrees to allow Lessor to view Lessee's audited annual report and financial statements for the year 2000 as well as, upon request, all balance sheets to be prepared in the course of the lease term.

                                      ss.14
                                     Default

          In case Lessee defaults on rent payments, utilities or other payments under the lease agreement, Lessee shall pay late fees in the amount of European Central Bank deposit facility plus 3%. Lessor is entitled to assert additional claims for damages, if any, for which it bears the burden of proof.

                                      ss.15
                                  Written form

15.1 Changes and amendments to this agreement must be made in writing. This requirement can be waived only in writing. The same applies to all declarations, for which this agreement stipulates the written form.

15.2      The  stipulation   requiring   written  form  applies   especially  to
          arrangements yet to be made by the Parties with regard to the improvement of the lease object.

15.3 The Parties are aware of the special legal requirements regarding written form found in ss.ss. 586 Sentence 1, 126 BGB. They enter into the mutual obligation, upon request of one of the Parties, to take any action and issue any statement necessary to comply with statutory written form, especially in connection with the execution of amending agreements, and to abstain, until such time, from prematurely terminating the agreement citing non-compliance with statutory written form.

                                      ss.16
                               Partial invalidity

          If any part of this agreement should be void or contestable, the validity of the remainder of the agreement shall not be affected thereby. The invalid portion shall be deemed replaced by that which approximates, to the extent permitted by law, what the Parties had intended or would have intended if they had been aware of the invalid portion. The same applies to cases, where the agreement is found to have loopholes.

                                      ss.17
                                  Miscellaneous

17.1      Duty to ensure safety/cleanliness

          Lessee assumes full responsibility for ensuring safety within the lease object and the facilities therein, excluding inspections of "roof and shell" as defined by Item 7.1.1, which Lessor is obligated to maintain and repair. Lessor offers to provide winter services as well as security and cleaning for all enclosed areas if Lessee agrees to assume the costs related thereto.

17.2 After having consulted with Lessor, Lessee may introduce building rules, which it shall determine and change in an equitable fashion.

17.3 To the extent that suppliers and manufacturers of technical equipment publish manuals for use and maintenance, Lessee shall receive the manuals of such equipment as is used and maintained by it, observe such manuals and return them upon the conclusion of the lease term.

17.4      The agreement includes:


          Attachment 1:                 Map
          Attachment 2:                Listing of assets, fittings and equipment
          Attachment 3.1 through 3.6:  Floor plans of existing building
          Attachment 4:                Listing of property of Applied Films GmbH
          Attachment 5.1 through 5.5:  Plans (with leased spaces marked) of new structures
          Attachment 6:                Building specifications
          Attachment 7:                Requests for changes/additions made until
                                       agreement was executed
          Attachment 8:                Statement of operating costs according to
                                       Attachment 3 adss.27 II. BV

Alzenau, January 31, 2001                     Essen, January 31, 2001

Applied Films                                 RWE Systems
GmbH & Co. KG                                 Immobilien GmbH & Co. KG
[signatures]                                  [signatures]
Applied Films
- Lessee -                                    - Lessor -
Applied Films GmbH & Co. KG
Postfach 11 45
D-63764 Alzenau
Siemensstra(beta)e 100
D-63755 Alzenau                               Mannheim, January 31, 2001
                                              Lahmeyer Grundbesitz GmbH & Co. KG
                                  [signatures]
                                   - Lessor -

EXHIBIT 10.23

                           COMMERCIALIZATION AGREEMENT



              FOR EQUIPMENT RELATED TO THE APPLICATION OF A PLASMA
                         ENHANCED COATING TO CONTAINERS



                                    EFFECTIVE



                                SEPTEMBER 1, 2000



                                     BETWEEN



                              THE COCA-COLA COMPANY



                                       AND



                                    KRONES AG



                                       AND



                          BALZERS PROCESS SYSTEMS GmbH

                                Table of Contents

Commercialization Agreement for Equipment related to the Application of a Plasma enhanced coating to Containers

1.     Products covered by this Agreement
2.     Balzers
3.     Licensing and Sales of Plasma Equipment
4.     Parties` Responsibilities
       4.1.          TCCC Responsibilities
       4.2.          KRONES Responsibilities
       4.3.          Balzers Responsibilities
       4.4.          Meetings between the Parties
5.     Warranties/Indemnification
       5.1.          Warranty of Right to Grant Licenses
       5.2.          Warranty of Notification of Claim
       5.3.          Product Warranty
       5.4.          Warranty of Non-Infringement
5.5    Limitations
       5.6.          Indemnification
6.     Territory
7.     Sales, Support, Training and Service
8.     Notification
9.     Improvements and New Technology
       9.1           Improvements
       9.2           Disclosure of New Technology
10.    Term and Termination
       10.1.         Term
       10.2.         Termination
11.    Performance Criteria
12.    Confidentiality
       12.1.         Non-Disclosure Obligation
       12.2.         Exceptions
       12.3.         Confidential Agreement
       12.4.         Term of Obligations
       12.5.         Disclosure to Participating Affiliates
13.    Independent Contractor
14.    Applicable Law, Mediation and Arbitration
       14.1.         Applicable Law
       14.2.         Mediation
       14.3.         Arbitration
15.    Entire Agreement
16.    Amendment
17.    Waiver
18.    Severability
19.    Force Majeure
20.    Hardship
21.    Assignment
22.    Sale of Business by KRONES or Balzers
23.    Survival
24.    Exhibits

                           COMMERCIALIZATION AGREEMENT
          FOR EQUIPMENT RELATED TO THE APPLICATION OF A PLASMA ENHANCED
                              COATING TO CONTAINERS



THIS AGREEMENT is effective as of September1, 2000, between


                                        The Coca-Cola Company,
                                        a Delaware corporation,
                                        having a place of business at
                                        One Coca-Cola Plaza, N.W.,
                                        Atlanta, Georgia 30313
                                        (referred to as "TCCC")

and

                                        KRONES AG,
                                        a German Corporation,
                                        having a place of business at
                                        Bohmerwaldstr. 5
                                        D-93068 Neutraubling
                                        Germany
                                        (referred to as "KRONES")

and

                                        BALZERS PROCESS SYSTEMS GmbH,
                                        a German corporation,
                                        having a place of business at
                                        Wilhelm-Rohn-Strabe
                                        D-63450 Hanau
                                        Germany
                                        (referred to as "Balzers").

WITNESSETH THAT:


A. TCCC is engaged in, among other things, the business of manufacturing and marketing beverages, beverage bases and concentrates through TCCC, its subsidiaries and participating bottlers, canners, and other companies authorized by TCCC to package, distribute and/or sell beverages under the trademarks and patents of TCCC ("Participating Affiliates"). In connection with its beverage, beverage base and concentrate business, TCCC is engaged in providing technical services in respect of the development and supply of equipment related to the application of a plasma enhanced coating to plastic containers. TCCC is providing a process for use in applying plasma coating to the exterior of plastic containers (as described in Exhibit B1) based on the patents and patent applications of TCCC, listed in Exhibit B2, and further on various patents owned by Plasco, listed in Exhibit B2 and licensed worldwide to TCCC for application in the beverage industry.

B. KRONES is a manufacturer of various components of equipment related to the application of a plasma enhanced coating to plastic containers ("Plasma Equipment") and a distributor of Plasma Equipment. KRONES desires to participate in selling and servicing Plasma Equipment, in conjunction with TCCC and Balzers pursuant to the terms of this Agreement.

C. Balzers is a manufacturer of various components of Plasma Equipment and desires to, in conjunction with KRONES and TCCC, sell Plasma Equipment pursuant to the terms of this Agreement.

D. With respect to the manufacture, sale and distribution of Plasma Equipment pursuant to the terms of this Agreement, it is the intent of TCCC, KRONES and Balzers (collectively, the "Parties") that Balzers and KRONES will each manufacture various components of Plasma Equipment, as set forth in Exhibit A, and Balzers will integrate the various components into a single unit with the assistance of KRONES for sale by KRONES according to Section 4.2. of this Agreement.

E. This Agreement supersedes the following Agreements (hereinafter "Development Agreements"):

     1. Development Agreement for Bottle Handling Equipment Related to the Application of Plasma to Plastic Containers effective July 1, 1997 between The Coca-Cola Company and KRONES AG and any addendums or modifications thereto; and

     2. Development Agreement for the Application of Plasma Coating to Plastic Containers effective July 1, 1997 between The Coca-Cola Company and Leybold Systems GmbH and any addendums or modifications thereto, to the extent that they address issues of commercialization, sales and service of Plasma Equipment and such technical issues as set forth in this Agreement and its Exhibits, especially the performance criteria. Moreover this Agreement supersedes the Development Agreements between The Coca-Cola Company and Leybold Systems GmbH and The Coca-Cola Company and KRONES AG and any addendums or modifications thereto as far as licenses to inventions or technology made under the Development Agreement are granted pursuant to this Agreement.

F. The Parties have reached agreement on Terms and Conditions applicable to the supply and service of Plasma Equipment as between the Parties.

                                 Now Therefore:

In consideration of the promises and obligations of the parties contained in this Agreement, the Parties agree as follows:

1. Products Covered by this Agreement

In this Agreement, "Plasma Equipment" means the equipment, its components, parts, and other services identified in Exhibit A, using, in part, the basic process for use in applying plasma coating to the exterior of plastic containers, provided by TCCC and described in Exhibit B1, attached hereto and based on the patents and licenses listed in Exhibit B2. Because KRONES and Balzers will be individually and/or jointly commercializing, manufacturing, selling and servicing Plasma Equipment with TCCC as set forth herein, references to Plasma Equipment in this Agreement may also be used to mean various components of Plasma Equipment and the services identified in Exhibit A. "Improvements", as defined in Paragraph 9 of this Agreement, are included in the definition of Products covered by this Agreement.

2. Balzers

Balzers is the successor company to LEYBOLD SYSTEMS GmbH ("Leybold"); as far as Plasma Equipment is concerned and has assumed all rights and responsibilities of Leybold under the Development Agreement for the Application of Plasma Coating to Plastic Containers effective July 1, 1997 between TCCC and Leybold and any addendums or modifications thereto.

3. Licensing and Sales of Plasma Equipment

The Parties agree that for a period of two years after this Agreement becomes valid Balzers and KRONES have the obligation to sell and license Plasma Equipment only to TCCC, its subsidiaries, Participating Affiliates and other Companies which are authorized by TCCC (collectively and hereinafter referred to as "dedicated Customers"). For each order of Plasma Equipment, dedicated Customers will be notified by TCCC to KRONES and Balzers.In all cases when KRONES and Balzers are in doubt whether a third party is a dedicated Customer, they will contact TCCC as set forth in Section 8 of this Agreement. If TCCC does not confirm the third party as a dedicated Customer, KRONES and Balzers are prohibited from any sales. Dedicated Customers will generally be entitled to place orders for Plasma Equipment pursuant to the Terms and Conditions of Exhibit C or D, attached hereto, per TCCC's decision, and will be notified by TCCC of the existence of the Agreement, and the related Terms and Conditions governing orders for Plasma Equipment.

After a period of two years after this Agreement becomes valid KRONES and Balzers are free to sell and license Plasma Equipment to any third parties (collectively and hereinafter referred to as "non-dedicated Customers") without being restricted in the determination of prices, components of prices or discounts or any other terms of conditions. Sales and licensing issues related to Plasma Equipment to be sold to non-dedicated Customers will be handled pursuant to the terms set forth in Exhibit C, attached hereto.

4. Parties` Responsibilities

While the rights and responsibilities of the Parties are set forth in detail throughout this entire Agreement, this Section is generally intended to outline the interaction of the three Parties in commercializing, manufacturing, selling and servicing Plasma Equipment. Prior to September 30, 2001, the Parties will meet with the intention of re-defining the responsibilities of KRONES and Balzers under this Agreement with respect to sales and service of Plasma Equipment.

4.1 TCCC' Responsibilities

TCCC will generally assist in the interaction of dedicated Customers with KRONES and Balzers in the purchase of Plasma Equipment. The interaction by TCCC referred to in this Section will be for dedicated Customers only. TCCC will coordinate dedicated Customers in this regard and will have the authority to dictate the order in which dedicated Customers demand for Plasma Equipment is met by KRONES and Balzers.

TCCC is responsible for the Process, as briefly described in Exhibit B1, for use in applying plasma coating to the exterior of plastic containers, which includes the right to use patent rights and know-how by Balzers and KRONES owned or licensed by TCCC. Concerning the patents and licenses listed in Exhibit B2 and the aforementioned know-how, TCCC grants Balzers and KRONES an exclusive (for the purposes stated herein), worldwide right of use, transferable to associated companies, for manufacture, sale and service of Plasma Equipment during the term of this Agreement. Royalties for this license will be as set forth in Exhibit C and D of this Agreement. For purposes of this Agreement, "associated companies" will mean the Parties and any other business entities owned (by more than 50%), either directly or indirectly, by the Parties.

In order to enable Balzers to perform its obligations and exercise its rights under this Agreement, TCCC grants Balzers an exclusive (for the purposes stated herein), worldwide license, transferable to associated companies, in Prior Inventions, Supplier Inventions, Joint Inventions and KO Inventions (referred to as Licensed Inventions in the Development Agreement between TCCC and Leybold), as defined in Exhibit E of the Development Agreement between The Coca-Cola Company and BALZERS AG, addressed in Witnesseth That, Section E of this Agreement, for manufacture, sale and service of Plasma Equipment pursuant to the terms of this Agreement. Royalties for this license will be as set forth in Exhibit C and D of this Agreement. TCCC and Balzers agree that Exhibit C, subparagraph 2.4 and Exhibit E of the Development Agreement will not apply to the license in Licensed Inventions as far as the manufacture, sale and service of Plasma Equipment pursuant to the terms of this Agreement is concerned.


In order to enable KRONES to perform its obligations and exercise its rights under this Agreement TCCC grants KRONES an exclusive (for the purposes stated herein), worldwide license, transferable to associated companies, in Prior Inventions, Supplier Inventions, Joint Inventions and KO Inventions (referred to as Licensed Inventions in the Development Agreement between TCCC and Krones), as defined in Exhibit E of the Development Agreement between The Coca-Cola Company and KRONES AG, addressed in Witnesseth That, Section E of this Agreement, for manufacture, sale and service of Plasma Equipment pursuant to the terms of this Agreement. Royalties for this license will be as set forth in Exhibit C and D of this Agreement. TCCC and KRONES agree that Exhibit E , subparagraph 2. of the Development Agreement will not apply to the license in Licensed Inventions as far as the manufacture, sale and service of Plasma Equipment pursuant to the terms of this Agreement is concerned.


4.2 KRONES' Responsibilities

According to Section 10.1. it is the Party's intention that after September 30, 2001 KRONES will generally have the primary responsibility for manufacturing the bottle handling components of the Plasma Equipment, assisting Balzers with the integration of the bottle handling component of the Plasma Equipment with the plasma generation/application component of the Plasma Equipment to be supplied by Balzers, selling the completed Plasma Equipment, worldwide service of Plasma Equipment and initially collecting royalties received for distribution among the Parties. KRONES will perform its duties under this Agreement in the most reasonable manner with respect to efficiencies and costs.

4.3 Balzers' Responsibilities

Balzers will generally have the primary responsibility for manufacturing the plasma generation/application components of the Plasma Equipment, integrating these components of the Plasma Equipment with those supplied by Krones into Plasma Equipment ready for sale, and supporting KRONES, to the extent necessary, in the worldwide service of Plasma Equipment, particularly the plasma generation/application components of Plasma Equipment. Balzers will perform its duties under this Agreement in the most reasonable manner with respect to efficiencies and costs.

4.4 Meetings between the Parties

During the first two years of this Agreement, the Parties agree to meet regularly, either in person or otherwise as desired by the Parties, but in no event less than once a quarter, to discuss issues related to the commercialization, sale and service of Plasma Equipment. During these meetings, the Parties will discuss, at a minimum, the priorities of TCCC, KRONES and Balzers in selling and implementing Plasma Equipment. Each Party has a right to call a meeting of the Parties as contemplated by this Section. The meetings will take place within a reasonable time after the meeting is called, but not longer than four weeks unless agreed upon otherwise. The Parties agree to work together in good faith in order to accomadate the other Parties scheduling conflicts.

5. Warranties/Indemnification

5.1 Warranty of Right to Grant Licenses

TCCC warrants to Balzers and KRONES that it has the full right and power to grant the rights of use and the licenses pursuant to Section 4.1 and Section
10.1 of this Agreement and that concerning the Process, as briefly described in Exhibit B1, no patents and licenses apart from the patents and licenses listed in Exhibit B2 are required and no other know-how than mentioned in Section 4.1 is necessary for the manufacture, sale and service of Plasma Equipment by Balzers and KRONES to the best of TCCC's knowledge.

5.2 Warranty of Notification of Claim

KRONES, Balzers and TCCC warrant each other that each of them will notify the other party immediately of any claim alleging that the Plasma Equipment (including the Process) infringes the rights of a third party.

5.3 Product/Process Warranty

Balzers, KRONES and/or TCCC warrant each other that the respective Plasma Equipment components and/or Process that they each manufacture or for which they are responsible will meet all legal requirements, statutes and safety regulations governing the manufacture, sale and use of Plasma Equipment. TCCC warrants that the Process as set forth in Exhibit B1 will not cause health defects, when used properly as set forth in Exhibit B1, and shall exempt Balzers and KRONES from all asserted claims from third parties based on the allegation of health defects caused by the Process. This warranty is made by TCCC based upon the health laws and regulations existing as of the effective date of this Agreement. If the health laws or regulations change materially so as to impact the Process after the effective date of this Agreement in any country or territory, TCCC may, at its option, declare a "Hardship" pursuant to Section 20 of this Agreement. This warranty does not apply if the Process is changed outside of the definition set forth in Exhibit B1 or is used improperly. If a health claim is asserted relating to the Process.If courts in the United States or the European Community have rendered res judicata one or more judgements, TCCC may, at its option, order the shut down of any or all Plasma Equipment necessary to address the respective claim, provided this serves reasonably the purpose of preventing or mitigating substantial damages.

5.4 Warranty of Non-infringement

To the best of their respective knowledge, KRONES and/or Balzers and/or TCCC warrant their respective Plasma Equipment components and Process to be supplied pursuant to this Agreement do not infringe any patent, copyright or other industrial or proprietary right of any third party. KRONES, Balzers and/or TCCC agree to conduct and maintain regular patent searches for monitoring existing technology in the general field of Coating Equipment, and related processes. Each Party is responsible for the patent search as far as its responsibility for the Plasma Equipment Components and Process pursuant to this Agreement is concerned.

5.5 Limitations

Unless stated otherwise in this Agreement, the Parties will not be liable to the other Parties for damages relating to activities pursuant to this Agreement.

5.6. Indemnification

Balzers and/or TCCC are still responsible with regard to KRONES as far as their respective components, process or licenses are concerned. Therefore, if any claims based on default or infringement by Balzers and/or TCCC are asserted against KRONES by a third Party, Balzers and/or TCCC shall be obliged to defend, indemnify and hold KRONES harmless, provided however, Balzers and/or TCCC are at fault, that means if and in as far as the cause for the liability of actions/suits/claims against KRONES is attributable wholly or partly to the sphere or area of responsibility/organisational area of Balzers and/or TCCC, including without limitation actions/suits/claims based on the use or sale of Plasma Equipment supplied, and all product liability for Plasma Equipment supplied. Further rights and responsibilities of the Parties with respect to intellectual property indemnifications are set forth in Exhibit D of this Agreement.

6. Territory

This Agreement will cover the commercialization, sale and service of Plasma Equipment in all territories worldwide.

7. Sales Support, Training and Service

KRONES and Balzers will be responsible for providing adequate sales structure and sales support in order to supply Plasma Equipment and for providing adequate Training and Service. The details are described in Exhibit A.

8. Notification

Notification to the parties hereunder shall be directed to the respective parties as follows:

For TCCC, addressed to:

The Coca-Cola Company
One Coca-Cola Plaza N.W.
Atlanta, Georgia 30313

Attention: Chris Jacobi
Phone: 404-676-6401
Facsimile:

With a copy to:

Senior Patent and Technology Counsel via facsimile at 404-676-8414.


If to KRONES, addressed to:

KRONES AG
Bohmerwaldstr. 5
D-93068 Neutraubling
Germany

Attention: Dr. Herbert Pickel
Phone: 49-9401-702900
Fax: 49-9401-702762


If to Balzers, addressed to:

Balzers Process Systems GmbH
Wilhelm-Rohn-Stra(beta)e 25
D-63450 Hanau
Germany

Attention: Dr. Klaus Michael
Phone: 49-6181-234-1728
Fax: 49-6182-34-1070


or to such address as may be later specified. If notice is sent via facsimile or e-mail transmission a confirmation copy shall be sent by courier. Notices sent as set forth above shall be effective as of the date received, or three (3) business days from the mailing date if sent by courier air mail.

9. Improvements and New Technology

The Parties agree that Improvements and New Technology relating to Plasma Equipment and the Process, as briefly described in Exhibit B, shall be dealt with pursuant to Section 9.1 and Section 9.2 of this Agreement. The Parties agree/understand that New Technology is defined to be breakthrough type technology and not simply a modification or advancement to the existing technology which is defined to be Improvements hereunder.

9.1 Improvements

The Parties intend, to the extent that it is commercially reasonable, to continue to develop and improve Plasma Equipment and the Process, as briefly described in Exhibit B1, necessary for the use of the Plasma Equipment. To the extent that Improvements are made to Plasma Equipment and the Process in the future, the terms and conditions of this Agreement will apply to the commercialization, sales and servicing of the improved Plasma Equipment and Process. KRONES, Balzers and TCCC will regularly inform each other of the respective development activities relating to Plasma Equipment and the Process. Improvements will be treated as Products Covered by this Agreement pursuant to
Section 1 above. The Parties agree that an exclusive license to any Improvements will be provided, during the Agreement, by the respective Party(ies), responsible for creating the Improvements such that Plasma Equipment and the Process can incorporate such Improvements.

9.2 Disclosure of New Technology

KRONES, Balzers and TCCC acknowledge that each of them will benefit from a close working relationship during the term of this Agreement. Accordingly, KRONES, Balzers and TCCC agree to disclose to each other any new technology internally developed during the term of this Agreement relating to barrier coatings of plastic bottles and any relevant process for the use of applying plasma coating to the exterior of plastic containers before disclosing such technology to any other party. Once a disclosure of New Technology is made by one party to the other two parties, there will be a 90 day period where the Parties agree to discuss in good faith working with each other to develop and/or commercialize the identified New Technology. If the Parties are unable to agree to terms for working together in the given 90 day period, the party originating the New Technology will be free to develop the New Technology without the other two parties.

10. Term and Termination

10.1 Term

This Agreement shall continue in effect until August 31, 2005.and shall not be subject to tacit renewal.. In case the Parties do not agree to a prolongation of this Agreement afterAugust 31, 2005, TCCC grants KRONES and Balzers the worldwide, non-exclusive license, transferable to associated companies, for manufacture, sale and service of Plasma Equipment, including the patents and licenses, listed in Exhibit B, and the know-how, mentioned in Section 4.1. The license granted by TCCC is royalty bearing with such royalty rates to TCCC (royalty per Exhibit C) and Plasco ($27,500US) as set forth in this Agreement. as far and as long as TCCC is obligated to pay royalties for the licenses granted by Plasco GmbH.

10.2 Termination

This Agreement may be terminated on behalf of any party for material breach if 60 days after receiving such written notice of such breach, it remains uncured. If such a termination occurs, the other two parties will agree upon a plan for continuing the manufacture, distribution and service of Plasma Equipment as outlined in this Agreement. In the event of a termination pursuant to a non-cured breach by one party, the other two non-breaching parties will be permitted to continue manufacturing, selling and servicing Plasma Equipment pursuant to this Agreement, either as two parties or with the assistance of other parties as necessary to continue the manufacture, sale and service of Plasma Equipment. In the event of a termination of this Agreement for breach, the breaching Party will lose its future rights, including license rights, granted under this Agreement.

11. Performance Criteria

The Performance Criteria applicable to Plasma Equipment shall be as set forth in Exhibit E. KRONES and Balzers represent that Plasma Equipment sold to TCCC and dedicated Customers will meet the Performance Criteria set forth in Exhibit E. TCCC represents that the Process will meet the Performance Criteria set forth in Exhibit E.

12. Confidentiality

12.1 Non-Disclosure Obligation

None of the Parties will disclose or use for its benefit confidential information furnished to it ("Receiving Party") by any of the other Parties ("Disclosing Party"). Each Party recognizes that certain engineering, technical, marketing and other information which may be disclosed by one of the other Parties represents confidential and valuable proprietary information of the Disclosing Party. For purposes of this Section "Confidential Information" shall include without limitation all written information marked confidential and any information which is orally disclosed and confirmed in writing within 30 days as being confidential and any information which is not available to the public and later confirmed in writing as being confidential.

12.2 Exceptions

The Receiving Party shall not be obligated to maintain in confidence information which:

         12.2.1 Is, or subsequently may become, available to the public through no fault of the Receiving Party;

         12.2.2 The Receiving Party can show was previously known to it at the time of disclosure;

         12.2.3 May subsequently be obtained lawfully from a third party who has obtained the information through no fault of Receiving Party;

         12.2.4     Is  indepentently   developed  by  the  Receiving  Party  as
                    evidenced by the written records of the Receiving Party;

         12.2.5 Is disclosed to a third party by the Disclosing Party and/or its affiliated companies without a corresponding obligation of confidence; or

         12.2.6 Is required to be disclosed pursuant to the requirement, order or directive or a government agency or by operation of law subject to prior consultation with Disclosing Party's legal counsel.

12.3 Confidential Agreement

This Agreement is confidential and no party will, without prior written consent of both of the other parties, disclose any information relative to or derived under this Agreement, except as may be required to ensure its performance or may be required by authorities.

12.4 Term of Obligations

The foregoing obligations shall remain in effect for a period of five (5) years from disclosure of the Confidential Information.

12.5 Disclosure to Participating Affiliates

TCCC will be free to disclose the contents of this Agreement to Participating Affiliates. KRONES and Balzers will be free to disclose the contents of this Agreement to their subsidiaries and affiliates. All Parties agree to only disclose those parts of the Agreement to these other companies needed to conduct business pursuant to this Agreement.

13. Independent Contractor

TCCC, KRONES and Balzers are deemed to be Independent Contractors and neither TCCC, KRONES, Balzers nor their agents or employees shall have the authority to contract for the other Party.

14. Applicable Law, Mediation and Arbitration

14.1 Applicable Law

The validity, interpretation and performance of this Agreement shall be governed by the laws applicable to contracts to be performed in the State of New York, USA, without giving effect to the conflict of law or choice of law rules thereof.

14.2 Mediation

In the event of any controversy or dispute arising out of or relating to this Agreement or a party's performance hereunder, the Parties will undertake to make all reasonable effort to reach an amicable settlement of their differences. Failing such settlement, the Parties agree to enter mediation (non-binding) regarding such controversy or dispute with a third party mediator agreed upon by all Parties to the mediation. The mediation will be held in New York, New York
(USA) unless the Parties agree otherwise and will be administered by the American Arbitration Association under its Commercial Mediation Rules.

14.3 Arbitration

         14.3.1     Arbitration after Attempts at Amicable Settlement

                    If the Parties are unable to settle within six (6) months the controversy or dispute pursuant to Section 14.2. of this Agreement, then within a reasonable period of time following the mediation proceedings, the controversy or dispute, unless otherwise specifically provided for to the contrary in the Agreement, shall be settled by arbitration to be held in New York, New York (USA) under the Rules of Conciliation and Arbitration of the International Chamber of Commerce by three arbitrators appointed in accordance with the Rules.

         14.3.2     Arbitration Rules

                    Unless otherwise specifically provided for to the contrary in this Agreement:

                    (A)   The arbitration shall be held in English language;

                    (B) The arbitrators shall be specifically empowered to render a decree requiring specific performance or injunctive relief. In the event the arbitrators should decide that a decree of specific performance would not be enforceable, they are empowered to award damages on a continuing basis for each day a party may delay fulfilling its obligations under the arbitral award.

         14.3.3     Expeditious Resolution

                    The Chairman of the arbitration panel is instructed, directed and commanded to assume case management initiative and control of the dispute resolution process and to initiate early scheduling of all events whereby reasonably to assure disposal of this dispute as expeditiously as is practical but in all events in not over one hundred eighty
                    (180) calendar days from the Chairman's appointment.

         14.3.4     Arbitration Binding

                    The decision of a majority of the arbitrators shall be final and binding upon the Parties and non-appealable judgment may be entered on an award in any court of competent jurisdiction, in accordance with any applicable convention, such as the Convention on the Recognition and Enforcement of Foreign Arbitral Awards, adopted by the United Nations Conference on International Arbitration, held in 1958 in New York City. The arbitrators shall not award any punitive or exemplary damages. Pretrail discovery, other than as set forth below, shall be excluded.

         14.3.5     Proceeding Confidential

                    The Parties and the arbitrators shall treat the proceedings, any related discovery and decisions of the arbitrators as confidential, except where not possible in connection with a judicial challenge to, or enforcement of, an award and unless otherwise required by law.

         14.3.6     Temporary Court Orders

                    The above arbitration Agreement (Section 14.3.1 - 14.3.5) shall not preclude any rights of the Parties to the present Agreement to apply for Court Order(s) provided they are for temporary (preservative or preventative) measures, e.g. temporary writs of attachment and/or temporary (preaward) injunction(s) and/or temporary restraining orders etc.

         14.3.7   Discovery

                    The Parties will agree upon the issues to be arbitrated. At least 30 days prior to the arbitration proceeding, the Parties will also exchange an "Arbitration Brief" which will outline the points that each Party intends to prove at the arbitration proceeding as well as a brief description of how each point will be proven. The parties agree to exchange relevant documents in their possession which relate to the legal issues to be arbitrated prior to 30 days from the commencement of the arbitration proceedings.

15. Entire Agreement

This Agreement and the Exhibits constitute the entire Commercialization Agreement between TCCC, KRONES and Balzers relating to Plasma Equipment. This Agreement supersedes all prior oral or written agreements between TCCC, Balzers and/or Leybold and TCCC and KRONES relating to the commercialization, sales and service of Plasma Equipment, including the Development Agreements to the extent that they address issues of commercialization, sales and service of Plasma Equipment or the performance criteria set forth in Exhibit E and with respect to the Development Agreement between The Coca-Cola Company and Leybold Systems GmbH and the Coca Cola Company and KRONES AG, addressed in Witnesseth That, Section E of this Agreement, as far as TCCC grants Balzers and KRONES licenses to inventions or technology made under the Development Agreement pursuant to this Agreement.

16. Amendment

No amendment to this Agreement shall be binding unless it is in writing and signed by all the Parties.

17. Waiver

No waiver by any Party of any breach of any provision of this Agreement shall constitute a waiver of any other breach of that or any other provision of this Agreement.

18. Severability

In the event that any of the provisions of this Agreement are held to be unenforceable, the remaining provisions of this Agreement shall remain in full force and effect.

19. Force Majeure

The Force Majeure (exemption) clause of the International Chamber of Commerce (ICC Publication No. 421) is hereby incorporated in this Agreement.

20. Hardship

Should the occurrence of events not contemplated by the Parties fundamentally alter the equilibrium of the present Agreement, thereby placing an excessive burden on one of the Parties in the performance of its contractual obligations, that Party may proceed as follows:

The Party shall make a request for revision within a reasonable time from the moment it becomes aware of the event and of its effect on the economy of the present Agreement. The request shall indicate the grounds on which it is based. The Parties then shall consult each other with a view to revising the present Agreement on an equitable basis in order to ensure that neither Party suffers from an excessive prejudice.

The request for revision does not of itself suspend performance of the present Agreement.

Failing an agreement of the Parties on the revision of the present Agreement within a time limit of 45 days of the request either Party may refer the case to the ICC Standing Committee for the Regulation of Contractual Relations in order to obtain the appointment of a third person in accordance with the provisions of the rules for the regulation of contractual relations of the ICC. The third person shall decide on the Parties' behalf whether the conditions for revision provided above are satisfied. If so, he shall revise the present Agreement on an equitable basis in order to ensure that neither Party suffers from an excessive prejudice.

The decision of the third person shall be binding on the Parties and shall be deemed to be incorporated in the present Agreement.

21. Assignment

The Parties agree not to assign any rights or obligations under this Agreement without the prior written approval of the other Parties.

22. Sale of Business by KRONES and Balzers

This Section is subject to the decision of the principal company of Balzers in Switzerland.

KRONES or Balzers will not sell, through asset, stock or other sale whole or part of their business (the "Business") or company unit that handles their individual responsibilities or duties pursuant to this Agreement without prior written approval from TCCC, such approval not be unreasonably withheld. Withholding the approval shall be deemed to be unreasonable, if the purchaser of the Business can give satisfactory guarantees, including, but not limited to, its financial abilities to perform under the Agreement, that this Commercialization Agreement will be honoured and fulfilled by the purchase. No approval from TCCC shall be required if KRONES or BALZERS decide to transfer the Business into a different legal entity within its own Group of Companies. It will not be considered unreasonable for TCCC to deny approval, if the proposed sale is to a competitor of TCCC.

If either Balzers or KRONES breaches this section, the parties agree that the breach will be material and that this contract may be terminated by TCCC as to the breaching party. Other than terminating the Agreement, any further claims of TCCC on whatsoever reasons shall be excluded.

23. Survival

The terms relating to Sales Support, Training and Service, confidentiality, arbitration and Exhibit C will survive any termination or expiration hereof.

24. Exhibits

The Exhibits to this Agreement are hereby incorporated into the Agreement and will have the same effect as all other provisions to this Agreement.



IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the date set forth above.




KRONES AG                                     The Coca-Cola Company

By: /s/ Illegible                             By: /s/ Illegible
Title: ...........................            Title: VP and Director Engineering




Balzers Process Systems GmbH

By: /s/ K. Michael
Title: President

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

                                  Exhibit 23.1



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated July 19, 2001 included in this Form 10-K, into the Company's previously filed Registration Statement file numbers 333-68476, 333-47951, 333-47967, 333-38426, 333-51175, 333-95367, 333-56376 and 333-56378.

                                                      /s/ARTHUR ANDERSEN LLP

Denver, Colorado,
September 5, 2001