Form 10-Q
period 2001-09-29
APPLIED FILMS CORP
filed 2001-10-25
CIK 1040660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 29, 2001


                          Commission File Number 23103



                           APPLIED FILMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

--------------------------------------------------------------------------------
                COLORADO                                 84-1311581
--------------------------------------------------------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization
----------------------------------------- -- -----------------------------------



                9586 I-25 FRONTAGE ROAD, LONGMONT, COLORADO 80504
                    (Address of principal executive offices)



Registrant's telephone number, including area code:  (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

6,876,247  shares of Common Stock were outstanding as of September 29, 2001.

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                          Page

Item 1:  Financial Statements:

     Applied Films Corporation and Subsidiaries

         Consolidated Balance Sheets as of September 29, 2001
          and June 30, 2001......................................            2

         Consolidated Statements of Operations for the three
          months ended September 29, 2001 and September 30, 2000,
          respectively...........................................            3

         Consolidated Statements of Cash Flows for the three
          months ended September 29, 2001 and September 30, 2000,
          respectively...........................................            4

     Notes to Consolidated Financial Statements..................            5

Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................           13

Item 3:  Quantitative and Qualitative Disclosures About Market
          Risk...................................................           16


PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K

ITEM 1. - FINANCIAL STATEMENTS

                    Applied Films Corporation and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                                      September 29, 2001   June 30, 2001
                                                                                    --------------------------------------
ASSETS                                                                                   (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                             $          12,781    $     26,236
Accounts and trade notes receivable, net of allowance of $829 and $1,142                         13,399          12,267
Costs and profit in excess of billings                                                           47,102          29,717
Inventories, net of allowance of $620 and $613                                                   16,811          16,599
Prepaid expenses and other                                                                          881             836
Deferred tax asset, net                                                                             989             989
                                                                                    --------------------------------------
   Total current assets                                                                          91,963          86,644

Property, plant and equipment, net of accumulated depreciation of $9,984 and $9,998               7,754           7,746
Goodwill and other intangible assets, net of accumulated
  amortization of $5,875 and $5,036                                                              62,259          58,097
Investment in Joint Venture                                                                       9,914           9,852
Deferred tax asset, net                                                                           6,780           6,780
Other assets                                                                                        378             307
                                                                                    --------------------------------------
         Total assets                                                                           179,048         169,426
                                                                                    ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable                                                                           13,985          13,063
Accrued expenses                                                                                 42,568          39,841
Accrued pension benefit obligation                                                                7,610           6,876
Billings in excess of revenue                                                                     9,551           8,716
Current portion of:
   Long term debt                                                                                 6,500               -
   Deferred revenue                                                                                 279             279
   Deferred gain                                                                                     56              56
   Deferred tax liability                                                                         2,128           2,129
                                                                                    --------------------------------------
     Total current liabilities                                                                   82,677          70,960

Long-term debt                                                                                        -           6,483
Deferred revenue, net of current portion                                                          2,126           2,202
Deferred gain, net of current portion                                                               575             589
                                                                                    --------------------------------------
   Total liabilities                                                                             85,378          80,234
                                                                                    --------------------------------------

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock, no par value,
1,000,000 shares authorized; 1,000 shares outstanding at September 29, 2001 and
June 30, 2001, respectively                                                                       8,571           8,571
Common stock, no par value, 40,000,000 shares authorized,
6,876,247 and 6,832,701 shares issued and outstanding at September 29, 2001 and
June 30, 2001, respectively                                                                      83,580          83,207
Warrants and stock options                                                                          734             876
Other cumulative comprehensive loss                                                              (3,126)         (7,020)
Retained earnings                                                                                 3,911           3,558
                                                                                    --------------------------------------
   Total stockholders' equity                                                                    93,670          89,192
                                                                                    --------------------------------------
   Total liabilities & stockholders' equity                                           $         179,048    $    169,426
                                                                                    ======================================

          See Accompanying Notes to Consolidated Financial Statements.

                                 Applied Films Corporation and Subsidiaries
                                   Consolidated Statements of Operations
                                   (in thousands, except per share data)
                                                (unaudited)

                                                                     For The Three Months Ended
                                                        -----------------------------------------------------
                                                            September 29, 2001        September 30, 2000
                                                        -----------------------------------------------------
Net revenues                                             $            41,283        $           16,870
Cost of goods sold                                                    31,261                    14,322
                                                        -----------------------------------------------------
Gross profit                                                          10,022                     2,548
Operating expenses:
  Selling, general and administrative expenses                         6,603                     1,689
  Research and development expenses                                    2,079                       413
  Amortization of other intangible assets                                839                         -
                                                        -----------------------------------------------------
Income from operations                                                   501                       446
Other (expense) income:
  Interest (expense) income                                              (53)                      536
  Other income                                                           309                       107
  Equity in earnings of Joint Venture                                    110                     1,285
                                                        -----------------------------------------------------
Income before income taxes                                               867                     2,374
Income tax (provision)                                                  (311)                     (120)
                                                        -----------------------------------------------------
Net income                                                               556                     2,254
                                                        -----------------------------------------------------
Preferred stock dividends                                               (203)                        -
                                                        -----------------------------------------------------
Net income applicable to common stockholders             $               353        $                -
                                                        =====================================================
Net income per common share:
  Basic                                                  $              0.05        $             0.37
                                                        =====================================================
  Diluted                                                $              0.05        $             0.36
                                                        =====================================================
Weighted average common shares outstanding:
  Basic                                                                6,798                     6,041
                                                        =====================================================
  Diluted                                                              6,987                     6,279
                                                        =====================================================

          See Accompanying Notes to Consolidated Financial Statements.

                                   Applied Films Corporation and Subsidiaries
                                      Consolidated Statements of Cash Flows
                                                 (in thousands)
                                                   (unaudited)

                                                                            For The Three Months Ended
                                                                  ------------------------------------------------
                                                                  September 29, 2001      September 30, 2000
                                                                  ------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                      $              556      $            2,254
  Adjustments to reconcile net income to net cash
    flows from operating activities--
    Depreciation                                                                 565                     278
    Amortization of deferred gain on lease and Joint Venture                     (90)                    (54)
   Loss on disposal of equipment                                                   4                       -
    Amortization of goodwill and other intangible assets                         839                       -
    Equity in earnings of affiliate                                              (34)                 (1,306)
    Deferred gain on equipment sale to Joint Venture                               -                   1,146
    Cost of equipment sale to Joint Venture                                        -                   2,362
    Changes in:
      Accounts and trade notes receivable, net                                (1,132)                 (4,934)
      Costs and profits in excess of billings                                (17,385)                 (3,496)
      Inventories                                                               (212)                      3
      Prepaid expenses and other                                                (116)                   (194)
      Accounts payable and accrued expenses                                    4,358                     433
      Billings in excess of revenue                                              835                      71
      Income taxes payable                                                         -                     136
                                                                  ------------------------------------------------
        Net cash flows used by operating activities                          (11,812)                 (3,301)
                                                                  ------------------------------------------------

Cash Flows from Investing Activities:
  Purchases of property, plant, and equipment                                   (333)                   (355)
  Purchases of marketable securities                                               -                  (1,089)
  Other                                                                            -                     (81)
                                                                  ------------------------------------------------
        Net cash flows used by investing activities                             (333)                 (1,525)
                                                                  ------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from borrowings of long-term debt                                   1,570                   6,829
  Repayment of long-term debt                                                 (1,553)                 (6,829)
  Stock issuance on stock purchase plan, and stock options                       231                       -
  Dividends paid on preferred stock                                             (179)                      -
                                                                  ------------------------------------------------
        Net cash flows from financing activities                                  69                       -
                                                                  ------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                  (1,379)                      -
Net decrease in cash                                                         (13,455)                 (4,826)
Cash and cash equivalents, beginning of period                                26,236                  32,058
                                                                  ------------------------------------------------
Cash and cash equivalents, end of period                          $           12,781      $           27,232
                                                                  ------------------------------------------------

Supplemental cash flow information:
  Cash paid for interest, net of amounts capitalized              $               84      $               61
                                                                  ================================================

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

Since inception in 1976, the Company has manufactured its own deposition equipment for use in its coated glass production process. In 1996, when high end flat panel technologies demanded that LCD manufacturers process their own glass substrates in their factory, the Company expanded its product offerings to include its proprietary deposition equipment. Since that time, the Company began investing in the commercialization of thin film deposition equipment and coating processes for the high end of the LCD market. The recent growth in the equipment side of the business has been enhanced by an acquisition of the Company's largest competitor at the end of calendar year 2000.

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

Unaudited Financial Information

The accompanying interim financial information as of September 29, 2001 and for the three month periods ended September 29, 2001 and September 30, 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended September 29, 2001 are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, as long as the statements are not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company included in its fiscal 2001 Annual Report on Form 10-K.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2002 and 2001 each include 52 weeks.

Inventories

Inventories consist of glass related materials used in the production of coated glass and materials used in the construction of systems. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at September 29, 2001 and June 30, 2001 consist of the following (in thousands):

                                       September 29, 2001       June 30, 2001
                                     -------------------------------------------
Raw materials, net                    $           2,944      $           5,116
Work-in-process                                   9,133                  5,822
Materials for manufacturing systems                 834                    733
Finished goods, net                               3,900                  4,928
                                     -------------------------------------------
                                      $          16,811      $          16,599
                                     ===========================================

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

Billings in excess of revenues represent amounts billed pursuant to the contract terms which occur prior to the Company's recognition of revenues on the contract for financial reporting purposes. Costs and profit in excess of billings represent revenues earned prior to billing.

Contracts in progress at September 29, 2001 and June 30, 2001 are as follows (in thousands):

                                                   September 29, 2001        June 30, 2001
                                                  ----------------------    ----------------
Costs  incurred on  contracts  in  progress  and   $      122,796            $      100,013
   estimated profit...........................
Less: billings to date........................            (85,245)                  (79,012)
                                                  ----------------------    ----------------
Costs and profit in excess of billings, net...     $       37,551            $       21,001
                                                  ======================    ================

The balances billed but not paid by customers pursuant to retainage provisions in equipment contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date will generally be collected within the subsequent fiscal year. Retainage generally ranges from 0% to 10% of amounts billed to customers during the progress of the contract. Retainage amounts that are actually billed are included in accounts receivable in the accompanying consolidated balance sheets.

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

Losses on contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated. As of September 29, 2001, and June 30, 2001, the Company had accrued approximately $9.4 million and $10 million, respectively for loss contracts. No such losses were identified for contracts in progress at September 30, 2000.

Spare Parts Revenue Recognition

Spare parts revenues are recognized upon shipment to the customer.

Deferred Revenue

During fiscal 1999 and fiscal 2001, the Company sold certain thin film coating equipment to the Joint Venture (Note 4). Because the Company owns 50% of the Joint Venture, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross margins, approximately $1.4 and $1.3 million, respectively, which will be recognized on a straight-line basis over ten years, the estimated depreciable life of the equipment. The amortization of the gross margins are included in equity in earnings of Joint Venture in the accompanying consolidated statements of operations.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab costs, and depreciation of equipment used in research and development activities. The Company incurred approximately $2.1 million and $413,000 of research and development expenses for the first quarter of fiscal years 2002 and 2001, respectively.

Foreign Currency Transactions

The Company generated 40% and 94% of its revenues in the first three months of fiscal year 2002 and the first three months of fiscal year 2001, respectively, from sales to foreign corporations located outside of the Company's manufacturing centers in the United States and Europe, primarily in Asia. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in German marks or Japanese yen. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to the functional currency using the end of the period spot exchange rate. Transaction gains and losses are charged or credited to income during the year, and any unrealized gains or losses are recorded as other income or loss at the end of the period.

Foreign Currency Translation

The financial  results of the Company's  foreign  subsidiaries are translated to
U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of other cumulative comprehensive gain or loss.

Net Income (Loss) Per Common Share

The Company follows SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting basic and diluted earnings per share ("EPS"). Under this statement, basic earnings (loss) per share is computed by dividing the income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the income or loss available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method. Earnings available to common stockholders for the three months ended September 29, 2001 include a reduction of $203,000 representing accrued dividends on the Series A Convertible Preferred Stock issued January 18, 2001 (Note 5).

Goodwill and Other Intangible Assets

Prior to July 1, 2001, goodwill resulting from acquisitions was amortized using the straight-line method over an estimated useful life of seven years. Specifically identified intangible assets are being amortized over estimated lives ranging from five to seven years. On July 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which among other things requires that the Company discontinue the amortization of goodwill and certain intangible assets related to assembled workforce. The remaining intangible assets continue to be amortized over five to seven year periods.

Recent Accounting Standards

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

Following the acquisition of LAC on December 31, 2000, the Company has entered into foreign currency forward contracts to mitigate the risk of changes in exchange rates on firm sale commitments denominated in foreign currencies. These contracts qualify as fair value hedges pursuant to SFAS No. 133. Accordingly, the fair value of the derivative instruments is recorded on the balance sheet and is offset by changes in the fair value of the related firm commitments. The ineffective portion of the derivative instruments is recorded currently in income. Such amounts have not been material.

In July 2001, the FASB issued SFAS Nos. 141 and 142. These statements establish new accounting standards for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill are not amortized under the new standards.

SFAS Nos. 141 and 142 establish a new method of testing goodwill for impairment, requiring that goodwill be separately tested for impairment using a fair-value-based approach at least annually. The provisions apply not only to goodwill arising from acquisitions completed after June 30, 2001 but also to the unamortized balance of goodwill at the date of adoption. The Company adopted the standards early effective July 1, 2001.

Related Parties

In addition to the Company's Joint Venture investment described in Note 4, the Company has engaged in certain related party transactions. During the first quarter of fiscal 2002 and fiscal 2001, the Company recognized approximately $265,000 and $322,000, respectively, of sales revenue to a company of which a member of the Company's board of directors is an officer, and the Company had $830,000 and $50,000 respectively, of purchases from a company of which a member of the Company's board of directors is an officer.

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

                Net current assets...................................................     $    10,170
                Long-term liabilities................................................          (9,029)
                Goodwill.............................................................          49,892
                Other intangible assets..............................................          20,000
                Property, plant and equipment........................................           3,167
                In-process research and development..................................          11,500
                                                                                          ----------------
                                                                                          ----------------
                          Total allocation of estimated purchase price...............     $    85,700
                                                                                          ================

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

NOTE 4. INVESTMENT IN JOINT VENTURE

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

The Joint Venture began operations during the fourth quarter of fiscal 1999. The Company records 50% of income or loss from operations of the Joint Venture after elimination of the impact of inter-entity transactions. The Company's share of profits realized by the Joint Venture on sale of inventory to the Company are eliminated as are adjustments to inventory to the extent that such inventory is held by the Company at the end of the period. The functional currency for the Joint Venture is the local currency. The Company's investment in the Joint Venture is translated into U.S. dollars using the year-end exchange rate. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period. The cumulative translation gain or loss is recorded as other comprehensive income in Company's consolidated financial statements.

During the quarters ended September 29, 2001 and September 30, 2000, the Company purchased coated glass totaling $940,000 and $2.7 million, respectively, from the Joint Venture. At September 29, 2001 and June 30, 2001, $972,000 and

$1.1 million, respectively, of inventory purchased from STEC remained on hand. In addition, the Company did not receive any royalties from the Joint Venture during the quarter ended September 29, 2001, and received royalties of $79,500 for the quarter ended September 30, 2000. In July 2001, the Company agreed to guarantee approximately $5.0 million of the debt of the Joint Venture.

Summarized statement of operations information for the Joint Venture for the quarters ended September 29, 2001 and September 30, 2000, is presented below (in thousands):

                                                                    Three Months Ended
                                                         ------------------------------------------
                                                          September 29, 2001  September 30, 2000
                                                         ------------------------------------------
Joint Venture:
  Operating revenues ...................................  $           5,233   $          10,044
                                                         ==========================================
  Net income ...........................................  $              68   $           2,899
                                                         ==========================================
AFCO's equity in earnings:
  Proportionate share of net income after eliminations..  $              34   $           1,244
  Amortization of deferred gain on sale of equipment ...                 76                  41
                                                         ------------------------------------------
  Equity in earnings of Joint Venture ..................  $             110   $           1,285
                                                         ==========================================

Summarized balance sheet information for the Joint Venture as of September 29, 2001 and June 30, 2001, is presented below (in thousands):

                                           September 29, 2001       June 30, 2001
                                         ---------------------------------------------
Assets:
  Current assets .......................  $           9,108      $           8,410
  Property, plant and equipment, net ...             28,060                 27,860
                                         ---------------------------------------------
                                          $          37,168      $          36,270
                                         =============================================
Capitalization and liabilities:
  Current liabilities ..................  $           7,428      $           9,239
  Long-term debt .......................              9,962                  7,321
  Common shareholders' equity ..........             19,778                 19,710
                                         ---------------------------------------------
                                          $          37,168      $          36,270
                                         =============================================

As of September 29, 2001 and June 30, 2001, the Company had accounts payable to the Joint Venture of approximately $462,000 and $42,000, and receivables from the Joint Venture of approximately $197,000 and $265,000, respectively.

NOTE 5. SERIES A CONVERTIBLE PREFERRED STOCK

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

Preferred Stockholder's Annual and Special Put Options

On January 16, 2002, and January 16, 2003, the holders of Series A have an annual put right, at their discretion, to convert all or any portion of their Series A into common stock at an amended conversion price equal to the average closing price for the Company's common stock on the ten trading days immediately preceding the annual put date.

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

NOTE 6. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

In August 1992, the Board of Directors adopted a profit sharing plan for all non-executive employees. The amount to be contributed to the profit sharing pool, subject to the approval of the Company's board of directors, is generally 10% of pre-tax income before interest income, royalty income and profit sharing expense. Profit sharing is paid to employees in cash quarterly based on a combination of their length of service with the Company and their pay level. The Company expensed approximately $101,000 and $129,000 in the first quarter of fiscal years 2002 and 2001, respectively, related to this plan.

Pension Plan

LAC maintains a noncontributory defined benefit pension plan covering substantially all employees of LAC. Benefits are based primarily on compensation during a specified period before retirement of specified amount for each year of service. The assumed pension liability of approximately $7.6 million is reflected in the accompanying consolidated balance sheet as of September 29, 2001, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of September 29, 2001.

NOTE 7. SALES BY GEOGRAPHIC REGION

The breakdown of net revenues by geographic region is as follows (in thousands):

                                                                Three Months Ended
                                                     ------------------------------------------
                                                      September 29, 2001   September 30, 2000
                                                     ------------------------------------------
               Asia (other than Japan).............   $          13,526    $          11,161
               Japan...............................               3,077                4,436
               United States.......................              12,941                1,099
               Europe and other....................              11,739                  174
                                                     ------------------------------------------
                         Net revenues..............   $          41,283    $          16,870
                                                     ==========================================

NOTE 8. SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, the revenues of "Thin Film Coated Glass" and the revenues of "Thin Film Coating Equipment." Certain financial information for each segment is provided below (in thousands):

                                                                       Three Months Ended
                                                            ------------------------------------------
                                                             September 29, 2001   September 30, 2000
                                                            ------------------------------------------
Net revenues:
  Thin film coated glass..................................   $           4,223    $          10,405
  Thin film coating equipment.............................              37,060                6,465
                                                            ------------------------------------------
          Total net revenues..............................   $          41,283    $          16,870
                                                            ==========================================
Operating (loss) income:
  Thin film coated glass..................................              (1,168)                  57
  Thin film coating equipment.............................               2,508                  389
  Amortization of goodwill and other intangible assets....                (839)                  -
                                                            ------------------------------------------
          Total operating income..........................   $             501    $             446
                                                            ==========================================
Identifiable assets:
  Thin film coated glass..................................               2,201                3,543
  Thin film coating equipment.............................               4,766                1,341
  Corporate and other.....................................                 787                  401
                                                            ------------------------------------------
          Total identifiable assets.......................   $           7,754    $           5,285
                                                            ==========================================

ITEM 2. -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
           RESULTS OF OPERATION

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see the Company's Registration Statement on Form S-1 (Registration No. 333-68476) and the section "Risk Factors" in that Registration Statement. When used herein, the terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

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

Our operations and financial position have been significantly affected by two corporate transactions that were implemented to advance our strategic transition from lower gross profit margin sales of coated glass to higher gross profit margin sales of thin film deposition equipment. In 1998, we entered into a 50%-50% joint venture, (the "China JV"), with Nippon Sheet Glass Co., Ltd. to supply the low and high resolution coated glass market from a production facility based in Suzhou, China. The China JV began operations in April of 1999. In December 2000, we completed the acquisition of the Large Area Coatings, or LAC, division of Unaxis Holding AG, or Unaxis, which reported revenues of approximately $94 million for the twelve months ended December 31, 2000. The LAC acquisition expanded our product offering for the FPD industry. The LAC acquisition also enabled our entry into three new product markets: architectural, automotive and solar glass, consumer products packaging and electronics and polyethylene terephthalate, or PET, plastic bottles.

We formed the China JV in order to produce coated glass at lower cost and in closer proximity to our source of raw glass and to our largely Asian customer base. A portion of our revenues are from coated glass manufactured by the China JV that we buy and resell it to our customers in Asia. Because of the 50%-50% ownership structure of the China JV, the revenues and expenses of the China JV itself are not consolidated and do not appear as revenues and expenses in our financial statements. The benefit of the lower cost structure of the China JV is captured in the net income of the China JV, 50% of which appears as "Equity in earnings of joint venture" on our consolidated statements of operations.

Revenues for thin film coating equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Coated glass revenues and related costs are recognized when products are shipped to the customer.

The sales cycle for thin film coating equipment is long, involving multiple visits to and by the customer and up to 15 months of technical sales effort. We operate with a backlog of new and in-process equipment orders. Coating equipment backlog was $5.1 million at September 30, 2000, and $96.6 million at September 29, 2001. Backlog is comprised of sales denominated in U.S. dollars, German marks and Japanese yen, and, unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment. We generally ship our thin film coated glass within 30 days of receipt of the order and therefore we do not customarily have a backlog in coated glass sales.

In the first quarter of fiscal 2001, 94% of our revenues were generated from exports to customers outside of our manufacturing center in the United States, compared to 40% of revenues from exports to customers outside of our manufacturing centers in the United States and Europe for the first quarter of fiscal 2002.

We sell most of our glass and equipment products to customers in the local currency of the location of manufacture. Accordingly, sales of products manufactured in Longmont, Colorado or purchased from the China JV for resale to our customers are denominated in U.S. dollars and sales of products manufactured in Germany are denominated in German marks or euros, except in each case for sales of glass to certain Japanese customers which are denominated in Japanese yen. Gross sales in Japanese yen and German marks were approximately $3.3 million and $0.0, respectively, for the first quarter of fiscal 2001, and $501,000 and $33.0 million, respectively, for the first quarter of fiscal 2002. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. We also purchase raw glass from certain Japanese suppliers in transactions denominated in yen, which partially offsets foreign currency exchange risks on yen-denominated coated glass sales. Our purchases of raw material denominated in Japanese yen were approximately $1.6 million in the first quarter of fiscal 2001 and $47,000 for the first quarter of fiscal 2002. As of September 29, 2001, accounts receivable denominated in Japanese yen and German marks were approximately $1.8 million and $5.4 million, or approximately 13.4% and 40.3%, respectively, of total accounts receivable. As of September 29, 2001, accounts payable denominated in Japanese yen and German marks were approximately $955,000 and $7.6 million, or approximately 6.8% and 54.3%, respectively, of total accounts payable. We are generally paid by customers for Japanese yen denominated sales within 15 to 45 days following the date of sale.

First Quarter Ended September 29, 2001 Compared to First Quarter Ended September 30, 2000

Net Revenues. Net revenues increased 144.7% from $16.9 million in the first quarter of fiscal 2001 to $41.3 million in the first quarter of fiscal 2002 as a result of the increase in equipment revenues related to the LAC acquisition.

Net revenues from thin film coating equipment increased from $6.5 million in the first quarter of fiscal 2001 to $37.1 million in the first quarter of fiscal 2002, due primarily to the LAC acquisition. As a percentage of net revenues, equipment revenues were 38.3% and 89.8% for the first quarter of fiscal 2001 and the first quarter of fiscal 2002, respectively. This demonstrates the significant shift in revenues to the equipment segment from the LAC acquisition.

Thin film coated glass revenues decreased 59.6% from $10.4 million in the first quarter of fiscal 2001 to $4.2 million in the first quarter of fiscal 2002. This reduction resulted from reduced demand for super twisted nematic, or STN, glass used in cellular phones due to excess inventory of handsets and an overall softening of the coated glass market. As a percent of net revenues, coated glass revenues were 61.7% and 10.2% for the first quarter of fiscal 2001 and the first quarter of fiscal 2002, respectively.

Gross Profit. Gross profit increased from $2.5 million in the first quarter of fiscal 2001 to $10.0 million in the first quarter of fiscal 2002, largely driven by the increased equipment revenues resulting from the LAC acquisition. Gross profit margins were 15.1% in first quarter of fiscal 2001 and 24.3% in first quarter of fiscal 2002. Equipment revenues generally have higher gross profit margins than coated glass revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased from $1.7 million in the first quarter of fiscal 2001 to $6.6 million in the first quarter of fiscal 2002. The substantial increase in fiscal 2002 resulted largely from additional administrative, sales and marketing personnel from the LAC acquisition. As a percentage of net revenues, selling, general and administrative expenses were 10.0% in the first quarter of fiscal 2001 and 16.0% in the first quarter of fiscal 2002.

Research and Development. Research and development expenses increased 403.4% from $413,000 in the first quarter of fiscal 2001 to $2.1 million in the first quarter of fiscal 2002. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development efforts. The increase in research and development expenses resulted largely from the additional staff and research and development operations in Germany. As a percentage of net revenues, research and development expenses were 2.4% in the first quarter of fiscal 2001 and 5.0% in the first quarter of fiscal 2002.

Amortization of Other Intangible Assets. Following the adoption of SFAS No. 142 on July 1, 2001, the amortization of other intangible assets was $839,000 for the first quarter of fiscal 2002. With the adoption of SFAS No. 142, goodwill and certain other intangible assets related to assembled workforce will no longer be amortized. We expect our amortization of intangible assets to continue at the levels reported in the first quarter of fiscal 2002.

Interest Income (expense). Interest income was $536,000 in the first quarter of fiscal 2001 and interest expense was $53,000 in the first quarter of fiscal 2002.

Other Income. Other income increased from $107,000 in the first quarter of fiscal 2001 to $309,000 in the first quarter of fiscal 2002. Other income is comprised of realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 2% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture. Our equity in earnings of the China JV was $1.3 million in the first quarter of fiscal 2001 and $110,000 in the first quarter of fiscal 2002. The decrease in equity earnings is primarily due to the overall weakness in the market for cellular phones as excess handset inventories have reduced the demand for coated glass. We expect this weakness to continue for the upcoming quarters.

Income Tax Benefit (Provision). We recorded an income tax provision of $120,000 in the first quarter of fiscal 2001 compared to $311,000 in the first quarter of fiscal 2002. The effective tax rate was 5.1% of pretax earnings during the first quarter of fiscal 2001 and 35.9% during the first quarter of fiscal 2002. We had a 5.1% blended effective tax rate from the first quarter of fiscal 2001 because the China JV earnings are not taxed in the United States, due to the permanent investment status of the China JV.

Liquidity and Capital Resources

We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock, a private offering of preferred stock and bank borrowings. For the first quarter of fiscal 2001 cash used by operating activities was $3.3 million compared to $11.8 million for the first quarter of fiscal 2002. Cash used in operations increased due to the rise in costs and profits in excess of billings. Under the percentage of completion method we recognized revenues in advance of billings for several projects. We expect to collect progress payments in respect of these contracts in the second quarter of fiscal 2002. As of September 29, 2001, we had cash and cash equivalents of approximately $12.8 million and working capital of $9.3 million.

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

The $10.0 million of Preferred Stock accrues dividends at a blended rate of 8.2% and dividends were paid quarterly at a 7% rate until October 16, 2001, when the rate increased to 8.5%. Dividends are payable in cash or by adding the dividend amount to the stated value of the Preferred Stock, and we have paid dividends in cash to date. The Preferred Stock is convertible into common stock at a conversion price of $19.75 per share. Purchasers of Preferred Stock and their agent also received warrants to purchase an aggregate of 75,949 shares of common stock with an exercise price of $22.33 per share. In addition, our placement agent received warrants to purchase 17,468 shares of common stock with an exercise price of $20.09 per share. We have the right to repurchase the Preferred Stock at 114% of the stated value, plus accrued dividends.

Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of September 29, 2001, we had $11.5 million outstanding in both borrowing and letters of credit. Approximately $5.0 million of the outstanding borrowings and letters of credit under this facility at September 29, 2001 represents letters of credit that are credit support for our guarantee of the debt of the China JV. We are required under the terms of the China JV to provide credit support on a several basis for 50% of the China JV's bank indebtedness. The China JV currently has a $10.0 million revolving credit facility with Sumitomo Bank, for which we must provide a secured guaranty covering $5.0 million. This level of borrowing represents the use of the entire available credit under this facility. Interest on the outstanding borrowings was 5.5% at September 29, 2001. The credit facility is secured by eligible accounts receivable, inventory, equipment and fixtures, and generally restricts our ability to make capital expenditures, incur additional indebtedness, enter into capital leases or guarantee obligations. To remain in compliance with the credit agreement, we must also maintain certain financial ratios. At September 29, 2001, we were in compliance with all of the financial covenants in our credit facility.

Capital expenditures were $355,000 in the first quarter of fiscal 2001 and $333,000 in the first quarter of fiscal 2002. We anticipate capital expenditures of approximately $2.0 million in fiscal 2002. Our capital expenditures have related to product development.

Cash used by investing activities was $1.5 million in the first quarter of fiscal 2001, compared to $333,000 in the first quarter of fiscal 2002.

We believe that our working capital and operating needs will continue to be met by cash from operations and borrowings under credit facilities. Our capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Exposure

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices. We are exposed to market risk through interest rates. This exposure is directly related to our normal funding and investing activities.

Approximately $6.5 million of our borrowed debt is subject to changes in interest rates; however, we do not use derivatives to manage this risk. This exposure is linked primarily to the Eurodollar rate and secondarily to the prime rate. We believe that a moderate change in either the Eurodollar rate or the prime rate would not materially affect our operating results or financial condition. A 1% change in interest rates would result in an approximate $65,000 annual impact on pre-tax income based on the amount of debt subject to interest rate fluctuations at September 29, 2001.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At September 29, 2001, we had approximately $1.8 million of accounts receivable and approximately $955,000 of accounts payable denominated in Japanese yen. A 1% change in exchange rates would result in an approximate $8,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at September 29, 2001.

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

We are exposed to changes in interest rates and foreign currency exchange rates primarily in our cash balance, foreign currency transactions and the operating results of our foreign affiliates.

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


PART II.  OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits - none

         b.  Reports on Form 8-K - none

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                           APPLIED FILMS CORPORATION



    Date:  October 19, 2001                /s/ Thomas T. Edman
    -----------------------                -------------------
                                           Thomas T. Edman
                                           President and Chief Executive Officer


    Date:  October 19, 2001                /s/ Lawrence D. Firestone
    -----------------------                -------------------------
                                           Lawrence D. Firestone
                                           Chief Financial Officer