Form 10-Q
period 2001-12-29
APPLIED FILMS CORP
filed 2002-02-01
CIK 1040660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarter ended December 29, 2001


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
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization
--------------------------------------------------------------------------------



                9586 I-25 FRONTAGE ROAD, LONGMONT, COLORADO 80504
                    (Address of principal executive offices)



Registrant's telephone number, including area code:  (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

10,981,084 shares of Common Stock were outstanding as of January 30, 2002.

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1:  Financial Statements:

     Applied Films Corporation and Subsidiaries

         Consolidated Balance Sheets as of December 29, 2001
               and June 30, 2001............................................   2

         Consolidated Statements of Operations for the three and
               six months ended December 29, 2001 and
               December 30, 2000, respectively..............................   3

         Consolidated Statements of Cash Flows for the six months
               ended December 29, 2001 and
               December 30, 2000, respectively..............................   4

     Notes to Consolidated Financial Statements.............................   5

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  13

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.........  17


PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Securities Holders..............  18

Item 6:  Exhibits and Reports on Form 8-K...................................  18

ITEM 1. - FINANCIAL STATEMENTS

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (unaudited)
                                                                                           December 29, 2001         June 30, 2001
                                                                                         ----------------------- -------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                 $    87,688             $    26,236
   Accounts and trade notes receivable, net of allowance of $887 and $1,142, respectively         12,299                  12,267
   Costs and profit in excess of billings                                                         33,737                  29,717
   Inventories, net of allowance of $626 and $613, respectively                                   15,248                  16,599
   Prepaid expenses and other                                                                      1,104                     836
   Deferred tax asset, net                                                                           989                     989
                                                                                         ----------------------- -------------------
     Total current assets                                                                        151,065                  86,644

   Property, plant and equipment, net of accumulated depreciation of $10,475 and $9,998,
     respectively                                                                                  7,802                   7,746
   Goodwill and other intangible assets, net of accumulated amortization of $6,715 and
     $5,036, respectively                                                                         59,482                  58,097
   Investment in Joint Venture                                                                     9,938                   9,852
   Deferred tax asset, net                                                                         6,780                   6,780
   Other assets                                                                                      333                     307
                                                                                         ----------------------- -------------------
Total Assets                                                                                 $   235,400             $   169,426
                                                                                         ======================= ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                                                    $    13,059             $    13,063
   Accrued expenses                                                                               39,864                  39,841
   Accrued pension benefit obligation                                                              7,901                   6,876
   Billings in excess of revenue                                                                   8,217                   8,716
   Current portion of:
     Deferred revenue                                                                                279                     279
     Deferred gain                                                                                    56                      56
   Deferred tax liability                                                                          2,128                   2,129
                                                                                         ----------------------- -------------------
        Total current liabilities                                                                 71,504                  70,960
                                                                                         ----------------------- -------------------

   Long-term debt                                                                                      -                   6,483

   Deferred revenue, net of current portion                                                        2,049                   2,202
   Deferred gain, net of current portion                                                             561                     589
                                                                                         ----------------------- -------------------
     Total Liabilities                                                                            74,114                  80,234
                                                                                         ----------------------- -------------------

STOCKHOLDERS' EQUITY:
   Series A Convertible Preferred Stock; no par value, 1,000,000 shares authorized;
     0 and 1,000 shares outstanding at December 29, 2001 and June 30, 2001, respectively               -                   8,571
   Common Stock, no par value, 40,000,000 shares authorized, 10,981,084 and 6,832,701
     shares issued and outstanding at December 29, 2001 and June 30, 2001, respectively          159,272                  83,207
   Warrants and stock options                                                                        734                     876
   Other cumulative comprehensive income (loss)                                                   (3,270)                 (7,020)
   Retained earnings                                                                               4,550                   3,558
                                                                                         ----------------------- -------------------
         Total Stockholders' Equity                                                              161,286                  89,192
                                                                                         ----------------------- -------------------
Total Liabilities & Stockholders' Equity                                                     $   235,400             $   169,426
                                                                                         ======================= ===================

          See Accompanying Notes to Consolidated Financial Statements.

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                            Three months ended                       Six months ended
                                                 ---------------------------------------  ----------------------------------------
                                                  December 29, 2001    December 30, 2000  December 29, 2001    December 30, 2000
                                                 -------------------- ------------------  -------------------  -------------------
Net Revenues                                          $  39,231            $  10,309           $  80,514            $  27,179

Cost of Goods Sold                                       29,148                9,861              60,409               24,183
                                                 -------------------- ---------------------------------------  -------------------
Gross Profit                                             10,083                  448              20,105                2,996

Operating Expenses:
   Selling, General and Administrative                    6,708                1,536              13,311                3,226
   Research and Development                               1,978                  485               4,057                  898
   Amortization of Other Intangible Assets                  839                    -               1,678                    -
                                                 -------------------- ---------------------------------------  -------------------
Income (Loss) From Operations                               558               (1,573)              1,059               (1,128)

Other (Expense) Income:
   Interest Income (Expense)                                 36                  666                 (17)               1,201
   Other Income, Net                                        286                  230                 595                  339
   Equity Earnings of Joint Venture                         153                1,647                 263                2,932
                                                 -------------------- ---------------------------------------  -------------------
Income Before Income Taxes                                1,033                  970               1,900                3,344

Income Tax Benefit (Provision)                             (282)                 483                (593)                 362
                                                 -------------------- ---------------------------------------  -------------------

   Net Income                                               751                1,453               1,307                3,706

   Preferred Stock Dividends                               (112)                   -                (315)                   -
                                                 -------------------- ---------------------------------------  -------------------

Net Income Applicable to Common Stockholders          $     639            $   1,453           $     992            $   3,706
                                                 ==================== =======================================  ===================

Net Income Per Share:
   Basic                                              $    0.07            $    0.24           $    0.13            $    0.61
                                                 ==================== =======================================  ===================
   Diluted                                            $    0.07            $    0.23           $    0.12            $    0.59
                                                 ==================== =======================================  ===================

Weighted Average Common Shares Outstanding:
   Basic                                                  9,086                6,052               7,813                6,046
                                                 ==================== =======================================  ===================
   Diluted                                                9,353                6,267               8,070                6,274
                                                 ==================== =======================================  ===================

          See Accompanying Notes to Consolidated Financial Statements.

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                 Six months ended
                                                                     ------------------------------------------
                                                                     December 29, 2001     December 30, 2000
                                                                     --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $        1,307        $        3,706
   Depreciation                                                                  874                   596
   Loss on disposal                                                                4                     -
   Amortization of intangibles                                                 1,678                     -
   Deferred gain on equipment sale to Joint Venture                                -                 1,036
   Investment in Joint Venture                                                   (86)               (3,032)
   Cost of equipment sale to Joint Venture                                         -                 2,251
   Changes in:
     Accounts receivable, net                                                    (32)                 (413)
     Costs and profits in excess billings                                     (4,020)                 (375)
     Inventories                                                               1,351                   406
     Prepaid expenses and other                                                 (294)                 (150)
     Accounts payable and accrued expenses                                     1,091                (3,274)
     Deferred revenue                                                              -                   118
     Billings in excess of revenue                                              (499)                    -
     Income taxes payable                                                          -                   (98)
     Deferred income taxes                                                         -                  (249)
                                                                     --------------------  --------------------
   Net cash flows from operating activities                                     1,374                  522
                                                                     --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                   (852)                 (740)
   Other assets                                                                  (59)                 (982)
   Marketable securities                                                           -                20,167
                                                                     --------------------  --------------------
   Net cash from (used in) investing activities                                 (911)               18,445
                                                                     --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from offering                                                     67,754                     -
   Offering costs                                                               (751)                    -
   Proceeds from long term debt                                                1,570                11,115
   Repayment of long term debt                                                (8,053)               (2,127)
   Proceeds from stock options and issuance on stock purchase plan               349                    92
   Dividends paid on preferred stock                                            (362)                    -
                                                                     --------------------  --------------------
   Net cash provided by financing activities                                  60,507                 9,080
                                                                     --------------------  --------------------
   Effect on exchange rate changes on cash and cash equivalents                  482                     -
                                                                     --------------------  --------------------
   Net increase in cash                                                       61,452                28,047
   Cash and cash equivalents, beginning of period                             26,236                32,058
                                                                     --------------------  --------------------
   Cash and cash equivalents, end of period                            $      87,688         $      60,105
                                                                     ====================  ====================

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                              $         138       $           134
                                                                     ====================  ====================

          See Accompanying Notes to Consolidated Financial Statements.

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  COMPANY ORGANIZATION AND OPERATIONS

Applied Films is a leading provider of thin film deposition equipment to the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. The Company has also developed a barrier coating solution technology for the plastic beverage bottle industry. The Company's deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers' products. The Company's thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

Additionally, the Company sells coated glass substrates to the FPD industry. These products are used by its customers as a component in the manufacturing of black and white liquid crystal displays ("LCD"). In June of 1998, the Company formed a 50/50 Joint Venture (the "Joint Venture" or "China JV") in China with Nippon Sheet Glass Co. ("NSG") to process, sell and export certain types of thin film coated glass (Note 4).

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

On December 31, 2000, the Company acquired the Large Area Coatings division ("LAC") of Unaxis. The LAC division is now operating as Applied Films Germany, a wholly-owned subsidiary of the Company with manufacturing in Alzenau, Germany.


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

Unaudited Financial Information

The accompanying interim financial information as of December 29, 2001 and for the three and six month periods ended December 29, 2001 and December 30, 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended December 29, 2001 are not necessarily indicative of the results to be expected for the entire year.

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

Inventories

Inventories consist of glass related materials used in the production of coated glass and materials used in the construction of systems. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 29, 2001 and June 30, 2001 consist of the following (in thousands):

                       December 29, 2001       June 30, 2001
                     --------------------  -----------------------
Raw materials, net    $           3,894     $           5,849
Work-in-process                   8,322                 5,822
Finished goods, net               3,032                 4,928
                     --------------------  -----------------------
                      $          15,248     $          16,599
                     ====================  =======================

Goodwill and Other Intangible Assets

From January 1, 2001 to June 30, 2001, goodwill resulting from acquisitions was amortized using the straight-line method over an estimated useful life of seven years. Specifically identified intangible assets were amortized over estimated lives ranging from five to seven years.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which among other things requires that the Company discontinue the amortization of goodwill and certain intangible assets related to assembled workforce. The remaining intangible assets continue to be amortized over five to seven year periods. These statements continue to recognize goodwill as an asset.

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

Impairment of Long-Lived Assets

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

Coated Glass and Spare Parts Revenue Recognition

Coated glass and spare parts revenues are recognized upon shipment to the customer pursuant to the terms specified in the purchase order. A provision for estimated sales returns and allowances is recognized in the period of the sale.

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

Contracts in progress at December 29, 2001 and June 30, 2001 are as follows (in thousands):

                                                    December 29, 2001        June 30, 2001
                                                  ----------------------    ----------------
Costs incurred on contracts in progress and
   estimated profit...........................     $      119,963            $      100,013
Less: billings to date........................            (94,443)                  (79,012)
                                                  ----------------------    ----------------
Costs and profit in excess of billings, net...     $       25,520            $       21,001
                                                  ======================    ================

The balances billed but not paid by customers pursuant to retainage provisions in equipment contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company's experience with similar contracts in recent years, the retention balance at each balance sheet date will generally be collected within the subsequent fiscal year. Retainage generally ranges from 5% to 15% of amounts billed to customers during the progress of the contract. Retainage amounts that are actually billed are included in accounts receivable in the accompanying consolidated balance sheets.

The Company generally offers warranty coverage for equipment sales for a period ranging from 3 to 12 months after final installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

Contracts that do not qualify for the percentage of completion method under SOP 81-1 are accounted for using the completed contract method. Revenues are recognized when all provisions of the contract are fulfilled. Costs to complete the contract are deferred until the related revenue is recognized.

Losses on contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated. As of December 29, 2001, and June 30, 2001, the Company had accrued approximately $7.7 million and $10 million, respectively for loss contracts.

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

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab costs, and depreciation of equipment used in research and development activities. The Company incurred approximately $4.1 million and $898,000 of research and development expenses for the first six months ended December 29, 2001 and December 30, 2000, respectively.

Foreign Currency Transactions

The Company generated 43% and 92% of its revenues in the first six months of fiscal year 2002 and the first six months of fiscal year 2001, respectively, from sales to foreign corporations located outside of the Company's manufacturing centers in the United States and Europe, which are primarily in Asia. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company's sales and purchases are denominated in U.S. dollars, with the remainder denominated in euros, German marks or Japanese yen. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to the functional currency using the end of the period spot exchange rate. Transaction gains and losses are charged or credited to income during the year, and any unrealized gains or losses are recorded as other income or loss at the end of the period.

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

Net Income (Loss) Per Common Share

The Company follows SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting basic and diluted earnings per share ("EPS"). Under this statement, basic earnings (loss) per share is computed by dividing the income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the income or loss available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method. Earnings available to common stockholders for the three months and six months ended December 29, 2001 include a reduction of $112,000 and $315,000, respectively, representing accrued dividends on the Series A Convertible Preferred Stock issued January 18, 2001 (Note 5).


Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of the standard did not have a material impact on the Company.

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

Recent Accounting Standards

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 is not expected to have a material effect on the Company's financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51 "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after

December 15, 2001. The provisions of this statement are generally to be applied prospectively. SFAS No. 144 is not expected to have a material effect on the Company's financial position.

Related Parties

In addition to the Company's Joint Venture investment described in Note 4, the Company has engaged in certain related party transactions. During the second quarter of fiscal 2002 and fiscal 2001, the Company recognized approximately $217,000 and $368,000, respectively, of sales revenue to a company of which a member of the Company's board of directors is an officer, and the Company had $1.3 million and $33,000, respectively, of purchases from a company of which a member of the Company's board of directors is an officer and director.

NOTE 3.  ACQUISITION OF LAC

The Company completed the acquisition of LAC on December 31, 2000. Pursuant to the purchase agreement, the purchase price is estimated to be $85,745,000, which is comprised of $65,500,000 of cash and 673,353 shares of Applied Films Corporation common stock valued at $25.76 per share (total value of $17,345,000, based upon the average of the closing market prices for the three days before and after, and the day of, the public announcement of the transaction, October 18, 2000), plus approximately $2,900,000 of transaction costs. The acquisition has been accounted for under the purchase method of accounting. The final purchase price is subject to adjustment based upon the closing balance sheet prepared on a post closing basis.

The accounts of this acquisition have been included in the Company's consolidated financial statements from the acquisition date. The purchase price has been allocated based upon the estimated fair value of the identifiable assets acquired and liabilities assumed. The excess of the purchase price over fair value of net identifiable assets has been allocated to goodwill. The estimated $85,745,000 purchase price has been allocated as follows (in thousands):

Net current assets...................................................     $    10,170
Long-term liabilities................................................          (9,029)
Goodwill.............................................................          47,437
Other intangible assets..............................................          22,500
Property, plant and equipment........................................           3,167
In-process research and development..................................          11,500
                                                                         -----------------
          Total allocation of estimated purchase price...............     $    85,745
                                                                         =================

Final valuation of the intangible assets and the allocation of the purchase price is complete. Further adjustments due to the final settlement with Unaxis will only affect goodwill. In-process research and development represents the intangible value of in-process research and development projects that had not yet reached technical feasibility. The related technology had no alternative use and required substantial additional development by the Company. In-process research and development was charged to operations during the quarter ended March 31, 2001.

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

The Joint Venture began operations during the fourth quarter of fiscal 1999. The Company records 50% of income or loss from operations of the Joint Venture after elimination of the impact of inter-entity transactions. The Company's share of profits realized by the Joint Venture on sale of inventory to the Company are eliminated as are adjustments to inventory to the extent that such inventory is held by the Company at the end of the period. The functional currency for the Joint Venture is the local currency. The Company's investment in the Joint Venture is translated into U.S. dollars using the period-end exchange rate. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period. The cumulative translation gain or loss is recorded as other comprehensive income in Company's consolidated financial statements.

During the three months ended December 29, 2001 and December 30, 2000, the Company purchased coated glass totaling $479,000 and $2.2 million, respectively, from the Joint Venture. At December 29, 2001 and June 30, 2001, $684,000 and $1.1 million, respectively, of inventory purchased from the Joint Venture remained on hand. In addition, the Company received royalty payments from the Joint Venture of $54,000 during the quarter ended December 29, 2001, and $88,000 for the quarter ended December 30, 2000. As of December 29, 2001, the Company has provided a letter of credit under its commercial loan facility to guarantee approximately $7.0 million of the debt of the Joint Venture.

Summarized statement of operations information for the Joint Venture for the three and six months ended December 29, 2001 and December 30, 2000, is presented below (in thousands):

                                                    Three Months Ended                        Six Months Ended
                                           ------------------------------------------------------------------------------
                                            December 29, 2001   December 30, 2000   December 29, 2001   December 30, 2000
                                           ------------------   -----------------   -----------------   -----------------
Joint Venture:
  Operating revenues                        $      5,531        $      11,004       $      10,764       $      21,049
                                           ==================   =================   =================   =================
  Net income                                $        137        $       3,155       $         205       $       6,054
                                           ==================   =================   =================   =================
AFCO's equity in earnings:
  Proportionate share of net income
     after eliminations                     $         77        $       1,577       $         111       $       2,821
  Amortization of deferred gain on
     sale of equipment                                76                   70                 152                 111
                                           ------------------   -----------------   -----------------   -----------------
  Equity in earnings of Joint Venture      $         153        $       1,647       $         263       $       2,932
                                           ==================   =================   =================   =================

Summarized balance sheet information for the Joint Venture as of December 29, 2001 and June 30, 2001, is presented below (in thousands):

                                           December 29, 2001        June 30, 2001
                                         ---------------------------------------------
Assets:
  Current assets .......................  $           9,372      $           8,410
  Property, plant and equipment, net ...             27,901                 27,860
                                         ---------------------------------------------
                                          $          37,273      $          36,270
                                         =============================================
Capitalization and liabilities:
  Current liabilities ..................  $           4,538      $           9,239
  Long-term debt .......................             12,854                  7,321
  Common shareholders' equity ..........             19,881                 19,710
                                         ---------------------------------------------
                                         ---------------------------------------------
                                          $          37,273      $          36,270
                                         =============================================

As of December 29, 2001 and June 30, 2001, the Company had accounts payable to the Joint Venture of approximately $226,000 and $484,000, and receivables from the Joint Venture of approximately $78,000 and $464,000, respectively.

NOTE 5.  SERIES A CONVERTIBLE PREFERRED STOCK

On January 18, 2001, the Company sold $10.0 million in Series A Convertible Preferred Stock ("Series A Stock") that was convertible into common stock at a conversion price of $19.75 per common share. The conversion price of the Series A Stock was subject to adjustment under certain circumstances. The Series A Stock carried a dividend rate of 7% until October 16, 2001, and then the rate increased to 8.5%. The Company also issued two grants of warrants in connection with this offering: warrants to purchase 75,949 shares of common stock at $22.33 per share and warrants to purchase 17,468 shares at $20.09 per share. The warrants which remain outstanding, are immediately exercisable, and may be exercised any time over a five and three year period, respectively.

During the second quarter of fiscal year 2002, the Company issued redemption notices to its Series A Stock holders, with a conversion effective date of January 1, 2002. Prior to January 1, 2002, each holder of the Series A Stock exercised its right to convert its shares into common stock at a conversion price of $19.75 per share. As a result of the conversion, the company issued 506,328 new shares of common stock.

NOTE 6.  FOLLOW-ON OFFERING OF COMMON STOCK

On November 15, 2001, the Company sold 3,573,502 shares of common stock for $20.00 per share and received net proceeds of $67.0 million which included offering costs of $751,000. A portion of the proceeds were used to repay $6.5 million of outstanding debt and provide credit support for a guaranty of our China JV's indebtedness (approximately $7.0 million). The remaining proceeds will be used to pay Unaxis for the remaining portion of the purchase price for the LAC acquisition (approximately $7.5 million), and cover working capital and general corporate purposes.

An additional 823,353 shares were sold by the selling shareholders on November 15, 2001. Applied Films did not receive any of the proceeds from the sale of the common stock shares sold by the selling stockholders.

NOTE 7.  EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

In August 1992, the Board of Directors adopted a profit sharing plan for all non-executive employees. The amount to be contributed to the profit sharing pool, subject to the approval of the Company's board of directors, is generally 15% of operating income. Profit sharing is paid to employees in cash quarterly based on a combination of their length of service with the Company and their pay level. The Company expensed $247,000 and $9,000 in the second quarter of fiscal years 2002 and 2001, respectively, and $483,000 and $201,000 for the first half of fiscal years 2002 and 2001, respectively, related to this plan.

Pension Plan

A noncontributory defined benefit pension plan cover substantially all employees of Applied Films Germany. Benefits are based primarily on compensation during a specified period before retirement of specified amount for each year of service. The assumed pension liability of approximately $7.9 million is reflected in the accompanying consolidated balance sheet as of December 29, 2001, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of December 29, 2001.

NOTE 8.  SALES BY GEOGRAPHIC REGION

The breakdown of net revenues by geographic region is as follows (in thousands):

                                       Three Months Ended                           Six Months Ended
                            ------------------------------------------ -------------------------------------------
                             December 29, 2001    December 30, 2000      December 29, 2001    December 30, 2000
                            ------------------   --------------------- -------------------   ---------------------
Asia (other than Japan)     $      15,212         $      3,757          $       28,738        $      14,918

Japan                               2,495                4,869                   5,572                9,305

United States                       6,286                1,195                  19,227                2,294

Europe and other                   15,238                  488                  26,977                  662
                            ------------------------------------------ -------------------------------------------
          Net revenues      $      39,231               10,309                  80,514               27,179
                            ========================================== ===========================================

NOTE 9.  SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, the revenues of "Thin Film Coated Glass" and the revenues of "Thin Film Coating Equipment." Certain financial information for each segment is provided below (in thousands):

                                                           Three Months Ended                       Six Months Ended
                                                  -------------------------------------- ---------------------------------------
                                                  December 29, 2001  December 30, 2000    December 29, 2001  December 30, 2000
                                                  -----------------  ------------------- ------------------  -------------------
Net revenues:
 Thin film coated glass                           $        2,777     $         6,703       $        7,000      $       17,108
  Thin film coating equipment                             36,454               3,606               73,514              10,071
                                                  -------------------------------------- ---------------------------------------
    Total net revenues                            $       39,231     $        10,309       $       80,514      $       27,179
                                                  ====================================== =======================================
Operating (loss) income:
  Thin film coated glass                          $       (1,109)    $           (23)      $       (2,277)     $           27
  Thin film coating equipment                              2,506              (1,550)               5,014              (1,155)
  Amortization of goodwill and other intangible
     assets                                                 (839)                  -               (1,678)                  -
                                                  -------------------------------------- ---------------------------------------
    Total operating income                        $          558     $         (1,573)     $        1,059              (1,128)
                                                  ====================================== =======================================

                                                  -------------------------------------
                                                  December 29, 2001    June 30, 2001
                                                  ------------------  -----------------
Identifiable property, plant and equipment:
  Thin film coated glass                          $      2,286          $   3,311
  Thin film coating equipment                            4,703              3,936
  Corporate and other                                      813                499
                                                  --------------------------------------
    Total identifiable property, plant and
       equipment                                   $     7,802              7,746
                                                  ======================================

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see our Registration Statement on Form S-1 (Registration No. 333-68476) and the section "Risk Factors" in that Registration Statement. When used herein, the terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

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

Our operations and financial position have been significantly affected by two corporate transactions that were implemented to advance our strategic transition from lower gross profit margin sales of coated glass to higher gross profit margin sales of thin film deposition equipment. In 1998, we entered into the China JV, with Nippon Sheet Glass Co., Ltd. to supply the black and white LCD display manufacturers with coated glass from a production facility based in Suzhou, China. The China JV began operations in April of 1999. In December 2000, we completed the acquisition of the Large Area Coatings, or LAC, division of Unaxis Holding AG, or Unaxis, which reported revenues of approximately $94 million for the twelve months ended December 31, 2000. The LAC acquisition expanded our product offering for the FPD industry. The LAC acquisition also enabled our entry into three new product markets: architectural, automotive and solar glass, consumer products packaging and electronics and polyethylene terephthalate, or PET, plastic bottles.

We formed the China JV in order to produce coated glass at lower cost and in closer proximity to our source of raw glass and to our largely Asian customer base. A portion of our revenues are from coated glass manufactured by the China JV that we buy and resell to our customers in Asia. Because of the 50%-50% ownership structure of the China JV, the revenues and expenses of the China JV itself are not consolidated and do not appear as revenues and expenses in our financial statements. The benefit of the lower cost structure of the China JV is captured in the net income of the China JV, 50% of which appears as "Equity in earnings of joint venture" on our consolidated statements of operations.

Revenues for thin film coating equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Coated glass revenues and related costs are recognized when products are shipped to the customer.

The sales cycle for thin film coating equipment is long, involving multiple visits to and by the customer and up to 15 months of technical sales effort. We operate with a backlog of new and in-process equipment orders. Coating equipment backlog was $9.4 million at December 30, 2000, and $75.2 million at December 29, 2001. Backlog is comprised of sales denominated in U.S. dollars, Japanese yen, German marks and euros and unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment. We generally ship our thin film coated glass within 30 days of receipt of the order and therefore we do not customarily have a backlog in coated glass sales.

In the second quarter of fiscal 2001, 88% of our total net revenues were generated from exports to customers outside of our manufacturing center in the United States, compared to 45% of revenues from exports to customers outside of our manufacturing centers in the United States and Europe for the second quarter of fiscal 2002.

We sell most of our glass and equipment products to customers in the local currency of the location of manufacture. Accordingly, sales of products manufactured in Longmont, Colorado or purchased from the China JV for resale to our customers are denominated in U.S. dollars and sales of products manufactured in Germany and Belgium are denominated in German marks or euros. Sales of coated glass to certain Japanese customers are denominated in Japanese yen. Net revenues in German marks or euros were $0 for the second quarter of fiscal year 2001 and $33.0 million for the second quarter of fiscal year 2002. Net revenues in Japanese yen were $2.4 million for the second quarter of fiscal 2001 and $1.2 million for the second quarter of fiscal 2002. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. We also purchase raw glass from certain Japanese suppliers in transactions denominated in yen, which partially offsets foreign currency exchange risks on yen-denominated coated glass sales. Our purchases of raw material denominated in Japanese yen were $1.0 million in the second quarter of fiscal 2001 and $81,000 for the second quarter of fiscal 2002. As of December 29, 2001, accounts receivable denominated in Japanese yen and euros were $1.4 million and $6.8 million, or 11% and 52%, respectively, of total accounts receivable. As of December 29, 2001, accounts payable denominated in Japanese yen and euros were $1.0 million and $10.6 million, or 8% and 81%, respectively, of total accounts payable. We are generally paid by customers for Japanese yen denominated sales within 45 to 60 days following the date of sale.

Comparison of the Second Quarter Ended December 30, 2000 to the Second Quarter Ended December 29, 2001

Net Revenues. As a result of the increase in equipment revenues related to the LAC acquisition, net revenues increased 281% from $10.3 million in the second quarter of fiscal 2001 to $39.2 million in the second quarter of fiscal 2002. This marks the fourth quarter of combined operations following the acquisition, which significantly increased our size and diversified our markets and geographic regions.

Net revenues from thin film coating equipment increased from $3.6 million in the second quarter of fiscal 2001 to $36.4 million in the second quarter of fiscal 2002, due primarily to the LAC acquisition. As a percentage of net revenues, equipment revenues were 35% and 93% for the second quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively. This demonstrates a significant shift in revenues to the deposition equipment segment where we sell to the display, architectural, automotive, and packaging markets.

Thin film coated glass revenues decreased 59% from $6.7 million in the second quarter of fiscal 2001 to $2.8 million in the second quarter of fiscal 2002. This reduction resulted from reduced demand for super twisted nematic, or STN, glass used in cellular phones due to excess inventory of handsets and an overall softening of the coated glass market. As a percent of net revenues, coated glass revenues were 65% and 7% for the second quarter of fiscal 2001 and the second quarter of fiscal 2002, respectively.

Gross Profit. Gross profit increased from $448,000 in the second quarter of fiscal 2001 to $10.1 million in the second quarter of fiscal 2002, largely driven by the increased equipment revenues resulting from the LAC acquisition. Gross profit margins were 4% in second quarter of fiscal 2001 and 26% in second quarter of fiscal 2002. Equipment revenues generally have higher gross profit margins than coated glass revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased from $1.5 million in the second quarter of fiscal 2001 to $6.7 million in the second quarter of fiscal 2002. The substantial increase in fiscal 2002 resulted largely from additional administrative, sales and marketing personnel added as a result of the LAC acquisition. As a percentage of net revenues, selling, general and administrative expenses were 15% in the second quarter of fiscal 2001 and 17% in the second quarter of fiscal 2002.

Research and Development. Research and development expenses increased 308% from $485,000 in the second quarter of fiscal 2001 to $2.0 million in the second quarter of fiscal 2002. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development efforts. The increase in research and development expenses resulted largely from the additional staff and research and development operations in Germany, involved in technology development for OLED, Solar, PET bottle process development, and other R&D activities. As a percentage of net revenues, research and development expenses were 5% in the second quarter of fiscal 2001 and fiscal 2002.

Amortization of Other Intangible Assets. Following the adoption of SFAS No. 142 on July 1, 2001, the amortization of other intangible assets was $839,000 for the second quarter of fiscal 2002. With the adoption of SFAS No. 142, goodwill and certain other intangible assets related to assembled workforce will no longer be amortized. We expect our amortization of intangible assets to continue at the levels reported in the first quarter of fiscal 2002.

Interest Income (Expense). Interest income was $666,000 in the second quarter of fiscal 2001 and $36,000 in the second quarter of fiscal 2002. The reduction in interest income was attributed to the use of invested cash on hand during the second quarter of fiscal 2001 for the acquisition of the LAC division.

Other Income. Other income increased from $230,000 in the second quarter of fiscal 2001 to $286,000 in the second quarter of fiscal 2002. Other income is comprised of realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 2% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture. Our equity in earnings of the China JV decreased substantially from $1.6 million in the second quarter of fiscal 2001 to $153,000 in the second quarter of fiscal 2002. The decrease in equity earnings is primarily due to the overall weakness in the market for cellular phones as excess handset inventories have reduced the demand for coated glass.

Income Tax Benefit (Provision). We recorded an income tax benefit of $483,000 in the second quarter of fiscal 2001 compared to an income tax expense of $282,000 in the second quarter of fiscal 2002. The effective tax rate was 36% during the second quarter of fiscal 2001 and 32% during the second quarter of fiscal 2002. The China JV earnings are not taxed in the United States, due to the permanent investment status of the China JV.

Comparison of the Six Months Ended December 30, 2000 to the Six Months Ended December 29, 2001

Net Revenues. As a result of the increase in equipment revenues related to the LAC acquisition in display, web coating, architectural and automotive, our net revenues increased 196% from $27.2 million in the first six months of fiscal 2001 to $80.5 million in the first six months of fiscal 2002.

Net revenues from thin film coating equipment increased from $10.1 million in the first six months of fiscal 2001 to $73.5 million in the first six months of fiscal 2002, due primarily to the LAC acquisition. As a percentage of net revenues, equipment revenues were 37% and 91% for the first six months of fiscal 2001 and the first six months of fiscal 2002, respectively. This demonstrates a significant shift in revenues to the equipment segment from the LAC acquisition.

Thin film coated glass revenues decreased 59% from $17.1 million in the first half of fiscal 2001 to $7.0 million in the first half of fiscal 2002. This reduction resulted from reduced demand for super twisted nematic, or STN, glass used in cellular phones due to excess inventory of handsets and an overall softening of the coated glass market. As a percent of net revenues, coated glass revenues were 63% and 9% for the first half of fiscal 2001 and the first half of fiscal 2002, respectively.

Gross Profit. Gross profit increased from $3.0 million in the first six months of fiscal 2001 to $20.1 million in the first six months of fiscal 2002, largely driven by the increased equipment revenues resulting from the LAC acquisition. Gross profit margins were 11% in the first six months of fiscal 2001 and 25% in the first six months of fiscal 2002. Equipment revenues generally have higher gross profit margins than coated glass revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased from $3.2 million in the first six months of fiscal 2001 to $13.3 million in the first six months of fiscal 2002. The substantial increase in fiscal 2002 resulted largely from additional administrative, sales and marketing personnel added as a result of the LAC acquisition. As a percentage of net revenues, selling, general and administrative expenses were 12% in the first six months of fiscal 2001 and 17% in the first six months of fiscal 2002.

Research and Development. Research and development expenses increased from $898,000 in the first six months of fiscal 2001 to $4.1 million in the first six months of fiscal 2002. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development efforts. The increase in research and development expenses resulted largely from the additional staff and research and development operations in Germany due to the LAC acquisition, involved in technology development for OLED, Solar, PET bottle process development and other R&D activities. As a percentage of net revenues, research and development expenses were 3% in the first six months of fiscal 2001 and 5% in the first six months of fiscal 2002.

Amortization of Other Intangible Assets. Following the adoption of SFAS No. 142 on July 1, 2001, the amortization of other intangible assets was $1.7 million for the first six months of fiscal 2002. With the adoption of SFAS No. 142, goodwill and certain other intangible assets related to assembled workforce will no longer be amortized.

Interest Income (Expense). Interest income was $1.2 million in the first six months of fiscal 2001 and interest expense of $17,000 in the first six months of fiscal 2002. The reduction in interest income was attributed to the use of invested cash on hand during the second quarter of fiscal 2001 for the acquisition of the LAC division.

Other Income. Other income increased from $339,000 in the first six months of fiscal 2001 to $595,000 in the first six months of fiscal 2002. Other income is comprised of realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 2% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture. Our equity in earnings of the China JV decreased from $2.9 million in the first six months of fiscal 2001 to $263,000 in the first six months of fiscal 2002. The 91% decrease in equity earnings is primarily due to the weakness in the market for cellular phones as excess handset inventories have reduced the demand for coated glass.

Income Tax Benefit (Provision). We recorded an income tax benefit of $362,000 in the first six months of fiscal 2001 compared to an income tax expense of $593,000 in the first six months of fiscal 2002. The effective tax rate was 46% during the first six months of fiscal 2001 and 36% during the first six months of fiscal 2002. The China JV earnings are not taxed in the United States, due to the permanent investment status of the China JV.

Liquidity and Capital Resources

We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock, and a private offering of preferred stock and bank borrowings. Cash provided by operating activities increased from $522,000 for the six months of fiscal 2001 to $1.4 million for the first six months of fiscal 2002. Cash provided by operations increased primarily due to the reduction in inventory. Under the percentage of completion method we recognized revenues in advance of billings for several projects. The company collected progress payments in respect of these contracts in the second quarter of fiscal 2002. As of December 29, 2001, we had cash and cash equivalents of approximately $87.7 million and working capital of $79.6 million.

The purchase price for the LAC acquisition was $65.5 million and 673,353 shares of our common stock, subject to final purchase price adjustments. As of June 30, 2001, we paid $58.0 million in cash and accrued an additional $7.5 million subject to final purchase price adjustments. The acquired LAC business increases the amount of working capital we need to conduct our business in future periods.

The $10.0 million of Preferred Stock accrued dividends at a blended rate of 8.2% and dividends were paid quarterly at a 7% rate until October 16, 2001, when the rate increased to 8.5%. Dividends were paid in cash . In the first six months of fiscal year 2002, we paid dividends amounting to $362,000. Purchasers of Preferred Stock and their agent also received warrants to purchase an aggregate of 75,949 shares of common stock with an exercise price of $22.33 per share. In addition, our placement agent received warrants to purchase 17,468 shares of common stock with an exercise price of $20.09 per share. As of December 29, 2001 the Preferred Stock was converted into 506,328 shares of Common Stock and the warrants remain outstanding.

Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of December 29, 2001, we had $7.0 million outstanding in a letter of credit, with no outstanding debt. The $7.0 million outstanding under this facility represents our guarantee of the debt of the China JV. We are required under the terms of the China JV to provide credit support on a several basis for 50% of the China JV's bank indebtedness. The China JV currently has a $14.0 million revolving credit facility with Sumitomo Bank, for which we must provide a secured guaranty covering $7.0 million. Our credit facility is secured by eligible accounts receivable, inventory, equipment and fixtures, and generally restricts our ability to make capital expenditures, incur additional indebtedness, enter into capital leases or guarantee obligations. To remain in compliance with the credit agreement, we must also maintain certain financial ratios. At December 29, 2001, we were in compliance with all of the financial covenants in our credit facility. The facility will remain in place to fund future working capital needs.

Capital expenditures were $740,000 in the first half of fiscal 2001 and $852,000 in the first half of fiscal 2002. We anticipate capital expenditures of approximately $2.0 million in fiscal 2002. The majority of our capital expenditures have been for equipment related to our product development efforts.

For the first six months of fiscal year 2001, cash flow generated from investing activities was $18.4 million. In the first six months of fiscal year 2002, cash flow used from investing activities was $911,000. During the first six months of the 2001 fiscal year, we generated $20 million in cash from investing activities from the sale of marketable securities immediately prior to the completion of the LAC acquisition.

Cash generated from financing activities for the first half of fiscal 2001 was $9.1 million compared to $60.5 million for the first half of fiscal 2002. This increase is primarily due to the November 15, 2001, offering of common stock. Applied Films issued 3,573,502 shares of common stock and received net proceeds of $67.0 million, which included offering costs of $751,000. The proceeds were used to repay $6.5 million of outstanding debt. The remaining proceeds will be used to pay Unaxis for the remaining portion of the purchase price for the LAC acquisition (approximately $7.5 million), provide credit support for a guaranty of our China JV's indebtedness (approximately $7.0 million), and cover working capital and general corporate purposes.

We believe that our working capital and operating needs will continue to be met by cash from operations, borrowings under credit facilities and the proceeds from this offering. Our capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Exposure

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk and reinvestment risk.

As of December 29, 2001, our investment consisted primarily of equity securities, commercial paper, municipal bonds and notes and money market mutual funds of $63.0 million, and earned approximately $173,000 for the quarter then ended, at an average interest rate of approximately 2.1%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in approximately $157,000 interest income for the quarter ended December 29, 2001.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies, primarily in Japanese yen. At December 29, 2001, we had approximately $1.4 million of accounts receivable and approximately $1.0 million of accounts payable denominated in Japanese yen. A 1% change in exchange rates would result in an approximate $4,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at December 29, 2001.

Sales of products manufactured in Germany have historically been denominated in German marks and going forward will be in euros, except for sales of equipment to certain Japanese customers which are denominated in Japanese yen. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date.

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

International manufacturing operations are primarily based in Germany and constitute a significant portion of our revenues and identifiable assets. Most of these identifiable assets are based in euros. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures.

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

Effective October 2001, we have converted our European operations from German marks to the euro. Any costs associated with the introduction of the euro were expensed as incurred. We do not believe that the introduction of the euro will have a material impact on our results of operations or financial condition.


PART II.  OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

a. The annual meeting of shareholders of the Company was held on October 24, 2001 ("Annual Meeting").

b. The following director was elected at the Annual Meeting for a term expiring in 2004: John S. Chapin. Other directors whose terms continued after the meeting are as follows: Thomas T. Edman and Vincent Sollitto, Jr. whose terms expire in 2003; and Richard P. Beck and Chad D. Quist whose terms expire in 2002.

c. At the Annual Meeting, one director was elected for a term expiring in 2004, two directors were elected for terms expiring in 2003, two directors were elected for terms expiring in 2002, and shareholders approved an amendment to the Applied Films Corporation Outside Director Stock Option Plan increasing the maximum number of shares available under the plan from 24,000 to 124,000. One secretary to the board was elected for a term expiring 2002. The vote was as follows:


Director Nominees          For       Withhold
-----------------          ---       --------
John S. Chapin           5,001,001     192,886

                                                      For      Against   Abstain
                                                      ---      -------   -------
Amendment to Applied Films Corporation
   Outside Director Stock Option Plan              4,569,695   617,934     6,258

Nomination for Secretary - Daniel C. Molhoek       5,146,210    45,957     1,720

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K.

 a. Exhibits

     Exhibit No.    Description
     -----------    -----------
     10.1           First  Amendment  to  Applied  Films   Corporation   Outside
                    Director  Stock  Option Plan,  incorporated  by reference to
                    Exhibit  4.2  to  the  Registrant's  Form  S-8  Registration
                    Statement (Registration No. 333-75164)

     10.2 Second Amendment to Applied Films Corporation Outside Director Stock Option Plan, incorporated by reference to
                    Exhibit 4.3 to the Registrant's Form S-8 Registration Statement (Registration No. 333-75164)

     10.3 Applied Films Corporation Non-Employee, Non-Director Officer & Consultant Non-Qualified Stock Option Plan.


 b. Reports on Form 8-K - none

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                           APPLIED FILMS CORPORATION



    Date:  January 31, 2002                /s/ Thomas T. Edman
                                           Thomas T. Edman
                                           President and Chief Executive Officer


    Date:  January 31, 2002                /s/ Lawrence D. Firestone
                                           Lawrence D. Firestone
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
10.1           First  Amendment to Applied Films  Corporation  Outside  Director
               Stock Option Plan, incorporated by reference to Exhibit 4.2 to the Registrant's Form S-8 Registration Statement (Registration
               No. 333-75164)

10.2 Second Amendment to Applied Films Corporation Outside Director Stock Option Plan, incorporated by reference to Exhibit 4.3 to the Registrant's Form S-8 Registration Statement (Registration No. 333-75164)

10.3 Applied Films Corporation Non-Employee, Non-Director Officer & Consultant Non-Qualified Stock Option Plan.

                                  Exhibit 10.3

                            APPLIED FILMS CORPORATION
                 NON-EMPLOYEE, NON-DIRECTOR OFFICER & CONSULTANT
                         NON-QUALIFIED STOCK OPTION PLAN


     1. Name and Purpose. This plan shall be called the Applied Films Corporation Non-employee, Non-director Officer & Consultant Stock Option Plan (the "Plan"). The Plan is intended to encourage stock ownership by non-employee, non-director officers and consultants ("Consultants") of Applied Films Corporation (the "Company"), to provide such Consultants with an additional incentive to better service the Company effectively, to contribute to its success, and to provide a form of compensation which shall attract and retain highly qualified individuals as Consultants to the Company.

     2. Effective Date and Term of the Plan. The Plan shall become effective upon its approval by the Board of Directors of the Company (the "Effective Date"). Options may not be granted under the Plan after the tenth (10th) anniversary of the Effective Date (the "Term"); provided, however, that all options outstanding as of that date shall remain or become exercisable pursuant to their terms and the terms of the Plan.

     3. Administration. The Plan shall be administered by the Compensation Committee of the Company's Board of Directors (the "Committee") consisting of not less than three (3) directors who shall be appointed from time to time by the Board.

     The Committee may, from time to time, establish such regulations, provisions and procedures, within the terms of the Plan, as in the opinion of its members may be advisable in the administration of the Plan. The Committee shall keep minutes of its meetings. A majority of the Committee shall constitute a quorum, and the acts of a majority of a quorum at any meeting, or acts reduced to or approved in writing by a majority of the members of the Committee, shall be the valid acts of the Committee.

     The interpretation and construction by the Committee of any provisions of the Plan or of any option granted pursuant to the Plan shall be final and binding upon the Company, the Board of Directors of the Company and any optionee. No member of the Board of Directors of the Company or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any option granted pursuant thereto.

     4. Participation. Subject to the limitations contained in this Section 4, those Consultants to the Company, who are neither contractual nor common law employees or directors of the Company or any of its subsidiaries, whom the Committee shall select from time to time, shall be granted options to purchase shares of the Company's common stock in accordance with the provisions of
Section 6 of the Plan and consistent with the terms and conditions of the Plan. In making such selections, the Committee shall consider the nature of the services rendered by the respective Consultant, the Consultant's present and prospective potential contributions for the Company's success and such other factors as the Committee, in its discretion, shall deem relevant. An optionee may hold more than one option, but only on the terms and subject to the restrictions hereafter set forth.

     5. Stock Available for Options. Subject to the adjustments as provided in Subsection 6(h), the aggregate number of shares reserved for purposes of the Plan shall be twenty-four thousand (24,000) authorized and unissued shares or issued shares reacquired by the Company (the "Shares"). Determinations as to the number of Shares that remain available for issuance under the Plan shall be made in accordance with such rules and procedures as the Committee shall determine from time to time. If any outstanding option under the Plan expires or is terminated for any reason before the end of the Term of the Plan, the shares allocable to the unexercised portion of such option shall become available for the grant of other options under the Plan. No shares delivered to the Company in full or partial payment upon exercise of an option pursuant to Subsection 6(d) or in full or partial payment of any withholding tax liability permitted under
Section 9 shall become available for the grant of other options under the Plan.

     6. Terms and Conditions of Option Agreement. Options granted under this Plan shall be evidenced by agreements in such form as the Committee shall from time to time approve, which agreements shall comply with and be subject to the following conditions:

          (a) Optionee's Agreement. Each optionee shall agree to continue to serve as a Consultant to the Company for at least twelve (12) months from the date of the grant of the option. Such agreement shall not impose upon the Company, its Board of Directors, or its shareholders any obligation to retain the optionee as a Consultant for any period.

          (b) Number of Shares and Term of Options. Each option shall state the number of shares of the Common Stock of the Company to which it pertains. The term of each option shall be for a period of not greater than ten (10) years from the date of grant of the option.

          (c) Option Price. The exercise price of each option shall be equal to one hundred percent (100%) of the Fair Market Value of the shares of Common Stock on the date of the grant of the option. If the shares are traded in the over-the-counter market, the Fair Market Value per share shall be the closing price on the national market list as quoted in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on the day the option is granted or if no sale of shares is reflected in NASDAQ on that day, on the next preceding day on which there was a sale of shares reflected in NASDAQ. If the shares are not traded in the over-the-counter market but are listed upon an established stock exchange or exchanges, such Fair Market Value shall be deemed to be the closing price of the shares on such stock exchange or exchanges on the day the option is granted or if no sale of the shares shall have been made on any stock exchange on that day, on the next preceding day on which there was a sale of the shares.

          (d) Medium of Payment. The option price shall be payable to the Company either (i) in United States dollars in cash or by check, bank draft, or money order payable to the order of the Company, (ii) through the delivery of shares of the Company's Common Stock with a Fair Market Value on the date of the exercise equal to the option price, provided such shares are utilized as payment to acquire at least one hundred (100) shares of Common Stock, or (iii) by a combination of (i) and (ii) above. Fair Market Value shall be determined in the manner specified in Subsection 6(c) except as to the date of determination.

          (e) Exercise of Options. Except as provided in Subsection 6(h) no option shall be exercisable, either in whole or in part, prior to the first
     (1st) anniversary of the date of grant of the option. Subject to the foregoing, the Committee shall have the authority to determine, at the time of the grant of each Option, the times at which an Option may be exercised and any conditions precedent to the exercise of an Option. An option shall be exercisable upon written notice to the Chief Financial Officer of the Company, as to any or all shares covered by the option, until its termination or expiration in accordance with its terms or the provisions of the Plan. Notwithstanding the foregoing, an option shall not at any time be exercisable with respect to less than one hundred (100) shares unless the remaining shares covered by an option are less than one hundred (100) shares. The purchase price of the shares purchased pursuant to an option shall be paid in full upon delivery to the optionee of certificates for such shares. Exercise by an optionee's heir or personal representative shall be accompanied by evidence of his or her authority to act, in a form reasonably satisfactory to the Company.

          (f) Options not Transferable. Options may not be sold, pledged, assigned, or transferred in any manner otherwise than by will or the laws of descent or distribution to the extent provided in Subsection 6(g). During the lifetime of an optionee, the options shall be exercisable only by the optionee. Following the death of an optionee, the options shall be exercisable only to the extent provided in Subsection 6(g).

          (g) Termination of Service as Consultant.

               (i) Termination of Service for any Reason Other than Death. In the event an optionee shall cease to serve the Company as a Consultant for any reason other than such optionee's death, each option held by such optionee shall remain exercisable, subject to prior expiration according to its terms and other limitations imposed by the Plan, for a period of one (1) year following the optionee's cessation of service as a Consultant of the Company. If the optionee dies after such cessation of service, the optionee's options shall be exercisable in accordance with Subsection 6(g)(ii) hereof.

               (ii) Termination of Service for Death. If an optionee ceases to be a Consultant by reason of death, each option held by such optionee shall, to the extent rights to purchase shares under the option have been accrued at the time of death and shall not have been fully exercised, be exercisable, in whole or in part, by the personal representative of the optionee's estate or by any person or persons who have acquired the option directly from the optionee by bequest or inheritance during the shorter of the following periods: (i) the term of the option, or (ii) a period of one (1) year from the death of such optionee. If an optionee dies during the extended exercise period following cessation of service specified in Subsection 6(g)(i) above, such option may be exercised any time within the longer of such extended period or one (1) year after death, subject to the prior expiration of the term of the option.

          (h) Adjustment in Shares Covered by Option. The number of shares covered by each outstanding option, and the purchase price per share thereof, shall be proportionately adjusted for any increase or decrease in the number of issued and outstanding shares resulting from a split in or combination of shares or the payment of a stock dividend on the shares or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company.

          If the Company shall be the surviving corporation in any merger or consolidation or if the Company is merged into a wholly owned subsidiary solely for purposes of changing the Company's state of incorporation, each outstanding option shall pertain to and apply to the securities to which a holder of the number of shares subject to the option would have been entitled. A dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation, except as above provided, shall cause each outstanding option to terminate, provided, that each optionee shall, in that event, have the right immediately prior to such dissolution or liquidation, or merger or consolidation in which the Company is not the surviving corporation, to exercise his or her option in whole or in part.

          In the event of a change in the shares as presently constituted, which is limited to a change of all of its authorized shares with par value into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the shares within the meaning of the Plan.

          To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. Any such adjustment may provide for the elimination of any fractional share which might otherwise become subject to an option.

          Except as hereinbefore expressly provided in this Subsection 6(h), the optionee shall have no rights by reason of any split or combination of shares of stock of any class or the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class or by reason of any dissolution, liquidation, merger, or consolidation or spinoff of assets or stock of another corporation, and any issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of stock subject to the option.

          The grant of an option pursuant to the Plan shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations, or changes of its capital or business structure, or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or any part of its business or assets.

          (i) Rights of a Shareholder. An optionee shall have no rights as a shareholder with respect to any shares covered by his or her option until the date on which the optionee becomes the holder of record of such shares. No adjustment shall be made for dividends, distributions, or other rights for which the record date is prior to the date on which he or she shall have become the holder of record thereof, except as provided in Subsection 6(h).

          (j) Postponement of Delivery of Shares and Representations. The Company, in its discretion, may postpone the issuance and/or delivery of shares upon any exercise of an option until completion of the registration or other qualification of such shares under any state and/or federal law, rule or regulation as the Company may consider appropriate, and may require any person exercising an option to make such representations, including a representation that it is the optionee's intention to acquire shares for investment and not with a view to distribution thereof, and furnish such information as it may consider appropriate in connection with the issuance or delivery of the shares in compliance with applicable laws, rules, and regulations. In such event no shares shall be issued to such holder unless and until the Company is satisfied with the accuracy of any such representations.

          (k) Other Provisions. The option agreements authorized under the Plan shall contain such other provisions, including, without limitation, restrictions upon the exercise of the option, as the Committee shall deem advisable.

     7. Adjustments in Shares Available for Options. The adjustments in number and kind of shares and the substitution of shares, affecting outstanding options in accordance with Subsection 6(h) hereof, shall also apply to the number and kind of shares reserved for issuance pursuant to the Plan, but not yet covered by options.

     8. Amendment of the Plan. The Committee, insofar as permitted by law, shall have the right from time to time, with respect to any shares at the time not subject to options, to suspend or discontinue the Plan or revise or amend it in any respect whatsoever, and except that, without approval of the Board of Directors of the Company, no such revision or amendment shall:

          (a) increase the maximum number of shares which may be subject to the Plan;

          (b) materially increase the benefits accruing to option holders under the Plan;

          (c) decrease the exercise price of options granted under the Plan;

          (d) remove the administration of the Plan from the Committee; or

          (e) permit the granting of options under the Plan after the Term of the Plan.

     9. Withholding of Taxes. The Company shall have the right to deduct from any payment to be made pursuant to this Plan, or to otherwise require, prior to the issuance or delivery of any shares of Common Stock, payment by the optionee of any federal, state, or local taxes required by law to be withheld, if any. Unless otherwise prohibited by the Committee, an optionee may satisfy any such withholding tax obligation by any of the following means or by a combination of such means:

          (a) tendering a cash payment;

          (b) authorizing the Company to withhold from the shares otherwise issuable to the optionee a number of shares having a Fair Market Value as of the "Tax Date," less than or equal to the amount of withholding tax obligation; or

          (c) delivering to the Company unencumbered shares owned by the optionee having a Fair Market Value, as of the Tax Date, less than or equal to the amount of the withholding tax obligation.

The "Tax Date" shall be the date that the amount of tax to be withheld is determined. Fair Market Value shall be determined in the manner specified in Subsection 6(c), except as to the date of determination. An optionee's election to pay the withholding tax obligation by either of (b) or (c) above shall be irrevocable, may be disapproved by the Committee, and must be made either six months prior to the Tax Date or during the period beginning on the third business day following the date of release of the Company's quarterly or annual summary statement of sales and earnings and ending on the twelfth business day following such date.

     10. Right of Board of Directors to Terminate Consultant's Service. Nothing in this Plan or in the grant of any option hereunder shall in any way limit or effect the right of the Board of Directors of the Company to terminate a Consultant's service as a Consultant, pursuant to law, the Articles of Incorporation, or Bylaws of the Company.

     11. Application of Funds. The proceeds received by the Company from the sale of stock pursuant to options shall be used for general corporate purposes.

     12. No Obligation to Exercise Option. The granting of an option shall impose no obligation upon the optionee to exercise such option.

     13. Construction. This Plan shall be construed under the laws of the State of Colorado, United States of America.



                                    APPROVED:

                                    /s/ Thomas T. Edman
                                    Thomas T. Edman, President



                                  CERTIFICATION

     This Plan was duly adopted by the Board of Directors of the Company the 24th day of October, 2001.



                                    /s/ Lawrence D. Firestone
                                    Lawrence D. Firestone, Secretary