Form 10-Q
period 2002-03-30
APPLIED FILMS CORP
filed 2002-05-02
CIK 1040660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2002

Commission file number 000-23103

APPLIED FILMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

COLORADO	84-1311581
(State or other jurisdiction of incorporation or organization,	(IRS Employer Identification No.)

9586 I-25 FRONTAGE ROAD, LONGMONT, COLORADO 80504
(Address of principal executive offices)

Registrant's telephone number, including area code:  (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

11,021,250 shares of Common Stock were outstanding as of April 25, 2002.

INDEX

PART I. FINANCIAL INFORMATION
Page
Item 1: Financial Statements:
Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets as of March 30, 2002 and June 30, 2001....................................................	2
Consolidated Statements of Operations for the three and nine months ended March 30, 2002 and March 31, 2001, respectively.........................................................................................................	3
Consolidated Statements of Cash Flows for the nine months ended March 30, 2002 and March 31, 2001, respectively.........................................................................................................	4
Notes to Consolidated Financial Statements........................................................................................................	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.............................	14
Item 3: Quantitative and Qualitative Disclosures About Market Risk...........................................................................	19
PART II. OTHER INFORMATION
Item 6: Exhibits and Reports on Form 8-K.....................................................................................................................	20

ITEM 1. – FINANCIAL STATEMENTS

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

                                                                                                    March 30, 2002      June 30, 2001
                                                                                                  ------------------- ------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                         $     72,315        $      26,236
   Accounts and trade notes receivable, net of allowance of $921 and $1,142, respectively                  10,013               12,267
   Revenue in excess of billings                                                                           37,807               29,717
   Inventories, net of allowance of $801 and $613, respectively                                            14,610               16,599
   Prepaid expenses and other                                                                               1,280                  836
   Deferred tax asset, net                                                                                    989                  989
                                                                                                  ------------------- ------------------
     Total Current Assets                                                                                 137,014               86,644

Property, plant and equipment, net of accumulated depreciation of $9,854 and $9,998, respectively           7,511                7,746
Goodwill and intangible assets, net of accumulated amortization of $7,554 and $5,036, respectively         61,417               58,097
Investment in Joint Venture                                                                                10,029                9,852
Deferred tax asset, net                                                                                     6,780                6,780
Other assets                                                                                                  321                  307
                                                                                                  ------------------- ------------------
        Total Assets                                                                                 $    223,072        $     169,426
                                                                                                  =================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable                                                                            $     14,184        $      13,063
   Accrued expenses                                                                                        26,727               39,841
   Accrued pension benefit obligation                                                                       7,783                6,876
   Billings in excess of revenue                                                                            8,709                8,716
   Current portion of:
     Deferred gross profit                                                                                    279                  279
     Deferred gain                                                                                             56                   56
   Deferred tax liability                                                                                   2,128                2,129
                                                                                                  ------------------- ------------------
        Total Current Liabilities                                                                          59,866               70,960
                                                                                                  ------------------- ------------------

Long-term debt                                                                                               -                   6,483

Deferred gross profit, net of current portion                                                               1,973                2,202
Deferred gain, net of current portion                                                                         547                  589
                                                                                                  ------------------- ------------------
   Total Liabilities                                                                                       62,386               80,234
                                                                                                  ------------------- ------------------

Stockholders' Equity:
   Series A Convertible Preferred Stock; no par value, 1,000,000 shares authorized; 0 and 1,000
     shares outstanding at  March 30, 2002 and June 30, 2001, respectively                                   -                   8,571
   Common Stock, no par value, 40,000,000 shares authorized, 11,018,586 and 6,832,701 shares
     issued and outstanding at March 30, 2002 and June 30, 2001, respectively                             159,504               83,207
   Warrants and stock options                                                                                 734                  876
   Other cumulative comprehensive loss                                                                     (2,856)              (7,020)
   Retained earnings                                                                                        3,304                3,558
                                                                                                  ------------------- ------------------
           Total Stockholders' Equity                                                                     160,686               89,192
                                                                                                  ------------------- ------------------

Total Liabilities & Stockholders' Equity                                                             $    223,072        $     169,426
                                                                                                  =================== ==================

                                   See Accompanying Notes to Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                    -----------------------------------------------------------------
                                                     March 30, 2002  March 31, 2001  March 30, 2002  March 31, 2001
                                                    ---------------- --------------- --------------- ----------------
Net revenues                                           $    32,166     $    44,981     $   112,680     $    72,187

Cost of goods sold                                          25,275          35,293          85,684          59,503
                                                    ---------------- --------------- --------------- ----------------
Gross profit                                                 6,891           9,688          26,996          12,684

Operating expenses:
   Selling, general and administrative                       5,942           6,354          19,253           9,580
   Research and development                                  2,343           2,632           6,400           3,529

Amortization of goodwill and other intangible assets           839          13,969           2,517          13,969

                                                    ---------------- --------------- --------------- ----------------
Loss from operations                                        (2,233)        (13,267)         (1,174)        (14,394)

Other (expense) income:
   Interest income (expense)                                   212             (90)            195           1,111
   Other income, net                                             7             108             602             447
   Equity earnings of joint venture                            150           1,041             413           3,973
                                                    ---------------- --------------- --------------- ----------------
Income (loss) before income taxes                           (1,864)        (12,208)             36          (8,863)

Income tax benefit                                             618           5,399              25           5,705
                                                    ---------------- --------------- --------------- ----------------

Net income (loss)                                           (1,246)         (6,809)             61          (3,158)

Preferred stock dividends                                     -                171             315             171
                                                    ---------------- --------------- --------------- ----------------

Net loss applicable to common stockholders             $    (1,246)    $    (6,980)    $      (254)    $    (3,329)
                                                    ================ =============== =============== ================

Net loss per share:
  Basic                                                $    (0.11)     $    (1.03)     $    (0.03)     $    (0.53)
                                                    ================ =============== =============== ================
  Diluted                                              $    (0.11)     $    (1.03)     $    (0.03)     $    (0.53)
                                                    ================ =============== =============== ================

Weighted average common shares outstanding:
   Basic                                                    10,998           6,752           9,163           6,282
                                                    ================ =============== =============== ================
   Diluted                                                  10,998           6,752           9,163           6,282
                                                    ================ =============== =============== ================

                              See Accompanying Notes to Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                             Nine months ended
                                                                     -----------------------------------
                                                                      March 30, 2002   March 31, 2001
                                                                     ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                    $       61       $   (3,158)
   Depreciation                                                              1,087            1,123
   Loss on disposal of equipment                                                17              -
   Amortization of goodwill and other intangible assets                      2,517            2,469
   Deferred gain on equipment sale to joint venture                            -                (83)
   Non-cash compensation expense                                               -                142
   Equity earnings of Joint Venture                                           (177)          (3,973)
   Changes in:
     Accounts receivable, net                                                2,254           (3,606)
     Revenues in excess billings                                            (8,090)           2,541
     Inventories                                                             1,989            4,929
     Prepaid expenses and other                                               (458)          (2,824)
     Accounts payable and accrued expenses                                  (3,968)           5,590
     Deferred revenue                                                          -              1,125
     Billings in excess of revenue                                              (7)          11,699
     Income taxes payable                                                      -                (98)
     Deferred income taxes                                                     -              1,424
                                                                     ---------------- ------------------
   Net cash from (used in) operating activities                             (4,775)          17,300
                                                                     ---------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                               (1,247)            (913)
   Proceeds used for the Acquisition of LAC                                 (9,611)         (60,705)
   Proceeds from sale of marketable securities                                 -             11,124
                                                                     ---------------- ------------------
   Net cash used in investing activities                                   (10,858)         (50,494)
                                                                     ---------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from offering                                                   67,754              -
   Offering costs                                                             (823)             -
   Proceeds from long term debt                                              1,570           11,115
   Repayment of long term debt                                              (8,053)          (2,132)
   Stock issuance on stock purchase plan and stock options                     653              126
   Proceeds from issuance of preferred stock and warrants, net                 -              9,352
   Dividends paid on preferred stock                                          (362)            (146)
                                                                     ---------------- ------------------
   Net cash provided by financing activities                                60,739           18,315
                                                                     ---------------- ------------------

   Effect of exchange rate changes on cash and cash equivalents                973             (139)
                                                                     ---------------- ------------------
   Net increase (decrease) in cash and cash equivalents                     46,079          (15,018)
   Cash and cash equivalents, beginning of period                           26,236           32,058
                                                                     ---------------- ------------------
   Cash and cash equivalents, end of period                             $   72,315       $   17,040
                                                                     ================ ==================

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                               $      138       $      342
                                                                     ================ ==================

                           See Accompanying Notes to Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. COMPANY ORGANIZATION AND OPERATIONS

Applied Films Corporation (“Applied Films” or the “Company”) is a leading provider of thin film deposition equipment to the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. The Company has also developed a barrier coating solution technology for the plastic beverage bottle industry. The Company’s deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. The Company’s thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

Additionally, the Company sells coated glass substrates to the FPD industry. These products are used by its customers as a component in the manufacturing of black and white liquid crystal displays (“LCD”). In June of 1998, the Company formed a 50/50 Joint Venture (the “Joint Venture” or “China JV”) in China with Nippon Sheet Glass Co. (“NSG”) to process, sell and export certain types of thin film coated glass (Note 4).

Since inception in 1976, the Company has manufactured its own deposition equipment for use in its coated glass production process. In 1996, when high end flat panel technologies demanded that LCD manufacturers process their own glass substrates in their factory, the Company expanded its product offerings to include its proprietary deposition equipment. Since that time, the Company began investing in the commercialization of thin film deposition equipment and coating processes for the high end of the LCD market. The recent growth in the equipment side of the business is the result of an acquisition of the Company’s largest competitor at the end of calendar year 2000.

On December 31, 2000, the Company acquired the Large Area Coatings division (“LAC”) of Unaxis. The LAC division is now operating as Applied Films Germany, a wholly-owned subsidiary of the Company with manufacturing in Alzenau, Germany.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of the Joint Venture are accounted for using the equity method of accounting in the consolidated financial statements and the results appear in Equity Earnings of Joint Venture (Note 4).

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

Unaudited Financial Information

The accompanying interim financial information as of March 30, 2002 and for the three and nine month periods ended March 30, 2002 and March 31, 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to provide a fair statement of the results of those interim periods presented have been included. The results of operations for the quarter ended March 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

Inventories

Inventories consist of glass related materials used in the production of coated glass and materials used in the construction of systems. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at March 30, 2002 and June 30, 2001 consist of the following (in thousands):

                                          March 30, 2002        June 30, 2001
                                      ---------------------------------------------
                 Raw materials, net    $           3,491     $           5,849
                 Work-in-process                   8,493                 5,822
                 Finished goods, net               2,626                 4,928
                                      ---------------------------------------------
                                       $          14,610     $          16,599
                                      =============================================

Goodwill and Other Intangible Assets

(in thousands)                                                     March 30, 2002       June 30, 2001
                                                                 -------------------  ------------------
Goodwill                                                          $         49,977     $        47,495
   Less Accumulated Depreciation                                            (3,358)             (3,358)
                                                                 -------------------  ------------------
Goodwill, Net of Accumulated Amortization                                   46,619              44,137
                                                                 -------------------  ------------------

Intangible Assets:
   Patents                                                                  20,000              20,000
   Customer Lists                                                            2,500               2,500
                                                                 -------------------  ------------------
     Intangible Assets                                                      22,500              22,500
   Less Accumulated Depreciation                                            (4,196)             (1,678)
                                                                 -------------------  ------------------
Intangible Assets, Net of Accumulated Amortization                          18,304              20,822
                                                                 -------------------  ------------------

Foreign Currency Conversion to U.S. Dollar                                  (3,506)             (6,862)
                                                                 -------------------  ------------------
Goodwill and Intangible Assets, Net of Accumulated Amortization   $         61,417     $        58,097
                                                                 ===================  ==================

From January 1, 2001 to June 30, 2001, goodwill resulting from acquisitions was amortized using the straight-line method over an estimated useful life of seven years. Specifically identified intangible assets were amortized over estimated lives ranging from five to seven years. Additions to goodwill resulted from the recent final price adjustment in connection with the LAC acquisition.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which among other things requires that the Company discontinue the amortization of goodwill, which includes certain intangible assets related to assembled workforce. The remaining intangible assets continue to be amortized over five to seven year periods. These statements continue to recognize goodwill as an asset.

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

Impairment of Long-Lived Assets

With the exception of goodwill, the Company evaluates the carrying value of all long-lived assets wherever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

Coated Glass and Spare Parts Revenue Recognition

Coated glass and spare parts revenues are recognized upon shipment to the customer pursuant to the terms specified in the purchase order. A provision for estimated sales returns and allowances is recognized in the period of the sale.

Equipment Sales Revenue Recognition

Revenues on a majority of contracts relating to the construction and sale of thin film coating equipment are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Pursuant to SOP No. 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Revenue in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenues represent amounts billed pursuant to the contract terms which occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress at March 30, 2002 and June 30, 2001 are as follows (in thousands):

                                                            March 30, 2002          June 30, 2001
                                                         ----------------------    ----------------
       Costs incurred on contracts in progress and        $      118,102            $      100,013
          estimated profit...........................
       Less: billings to date........................            (89,004)                  (79,012)
                                                         ----------------------    ----------------
       Revenue in excess of billings, net............     $       29,098            $       21,001
                                                         ======================    ================

The balances billed but not paid by customers pursuant to retainage provisions in equipment contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the retention balance at each balance sheet date will generally be collected within the subsequent fiscal year. Retainage generally ranges from 5% to 15% of amounts billed to customers during the progress of the contract. Retainage amounts that are actually billed are included in accounts receivable in the accompanying consolidated balance sheets.

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

Losses on contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated. As of March 30, 2002, and June 30, 2001, the Company had accrued approximately $2.8 million and $10 million, respectively for loss contracts. The $7.2 million decrease in Losses on Contracts is due to the realization of losses upon the completion of several projects during the third quarter of fiscal 2002. These projects were obtained during the LAC acquisition and an adequate allowance for losses was made at the time of the acquisition.

Deferred Gross Profit

During fiscal 1999 and fiscal 2001, the Company sold certain thin film coating equipment to the Joint Venture (Note 4). Because the Company owns 50% of the Joint Venture, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross profit, approximately $1.4 million and $1.3 million respectively, which will be recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the Joint Venture and the estimated depreciable life of the equipment. The amortization of the gross profit is included in equity in earnings of Joint Venture in the accompanying consolidated statements of operations.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $6.4 million and $3.5 million of research and development expenses for the first nine months ended March 30, 2002 and March 31, 2001, respectively. The prior year amortization amounts include an $11.5 million non-recurring charge for the write off of in-process research and development costs acquired at the time of the LAC acquisition.

Foreign Currency Transactions

The Company generated 40% and 68% of its revenues in the first nine months of fiscal year 2002 and the first nine months of fiscal year 2001, respectively, from sales to foreign corporations located outside of the Company’s manufacturing centers in the United States and Europe, which are primarily in Asia. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company’s sales and purchases are denominated in U.S. dollars, with the remainder denominated in Euros or Japanese yen. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the period, and any unrealized gains or losses are recorded as an accumulated translation adjustment in other cumulative comprehensive loss on the balance sheet at the end of the period.

Foreign Currency Translation

The financial results of the Company’s foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of other cumulative comprehensive gain or loss.

Net Income (Loss) Per Common Share

The Company follows SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting basic and diluted earnings per share (“EPS”). Under this statement, basic earnings (loss) per share is computed by dividing the income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the income or loss available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method.

Due to the net loss position, all potentially dilutive securities were antidilutive and the effect of common stock issuable upon the exercise of options and warrants has been excluded from the computation of diluted earnings per share for the three and nine month periods ended March 30, 2002 and March 31, 2001, respectively.

Earnings available to common stockholders include a reduction for dividends on the Series A Convertible Preferred Stock of $315,000 and $171,000, for the nine months ended March 30, 2002 and March 31, 2001, respectively. As of December 28, 2001, all convertible Preferred Stock were converted to common stock of the Company and therefore no dividends are due and payable under this issue following that date (Note 5).

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of the standard did not have a material impact on the Company.

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

Recent Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 is not expected to have a material effect on the Company’s financial position.

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

Related Parties

In addition to the Company’s Joint Venture investment described in Note 4, the Company has engaged in certain related party transactions. During the first nine months of fiscal 2002 and fiscal 2001, the Company recognized approximately $786,000 (1% of net revenue) and $1.1 million (2% of net revenue), respectively, of sales revenue to a company of which another member of the Company’s board of directors is an officer, and the Company had $3.0 million (3% of net revenue) and $548,000 (1% of net revenue), respectively, of purchases from a company of which a member of the Company’s board of directors is an officer and director.

NOTE 3. ACQUISITION OF LAC

The Company completed the acquisition of LAC on December 31, 2000. The aggregate consideration and costs paid by the Company was $87,661,000 consisting of $67,474,000 of cash and 673,353 shares of Applied Films Corporation common stock valued at $25.76 per share (total value of $17,345,000, based upon the average of the closing market prices for the three days before and after, and the day of, the public announcement of the transaction, October 18, 2000), and $2,842,000 of transaction costs. The acquisition was accounted for under the purchase method of accounting.

The accounts of this acquisition have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated based upon the estimated fair value of the identifiable assets acquired and liabilities assumed. The excess of the purchase price over fair value of net identifiable assets was allocated to goodwill. The $87,661,000 purchase price was allocated as follows (in thousands):

       Net current assets...................................................     $     9,546
       Long-term liabilities................................................          (9,029)
       Goodwill.............................................................          49,977
       Other intangible assets..............................................          22,500
       Property, plant and equipment........................................           3,167
       In-process research and development..................................          11,500
                                                                                -----------------
                 Total allocation of purchase price.........................     $    87,661
                                                                                =================

As a result of the final settlement of the acquisition transaction, the final valuation of the intangible assets and the allocation of the purchase price was completed during the third quarter of fiscal 2002. The determination of the final fair value resulted in an increase to intangibles and goodwill and a reduction of the net current assets. Intangible assets are being amortized on a straight line basis over periods of 5 to 7 years. Effective July 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and discontinued amortizing goodwill. As of June 30, 2001, the Company had amortized $3.4 million related to goodwill. In-process research and development represents the intangible value of in-process research and development projects that had not yet reached technical feasibility. The related technology had no alternative use and required substantial additional development by the Company. In-process research and development was charged to operations during the quarter ended March 31, 2001.

NOTE 4. INVESTMENT IN JOINT VENTURE

In June 1998, the Company formed a 50/50 Joint Venture with NSG in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the Joint Venture. During fiscal 1999, the first quarter of fiscal 2001, and the fourth quarter of fiscal 2001, the Company sold refurbished equipment to the Joint Venture for use in the process of thin film coating of glass. The sales prices were approximately $5.1 million, $4.7 million and $915,000, respectively. As the Company owns 50% of the Joint Venture, 50% of the Gross Profit on the sale of refurbished equipment was deferred and is being amortized as a gain in future periods. (Note 2 – Deferred Gross Profit).

The Joint Venture began operations during the fourth quarter of fiscal 1999. The Company records 50% of income or loss from operations of the Joint Venture after elimination of the impact of inter-entity transactions. The Company’s share of profits realized by the Joint Venture on sale of inventory to the Company are eliminated as are adjustments to inventory to the extent that such inventory is held by the Company at the end of the period. The functional currency for the Joint Venture is the local Chinese Yuan Renminbi. The Company’s investment in the Joint Venture is translated into U.S. dollars using the period-end exchange rate. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period. The cumulative translation gain or loss is recorded as other comprehensive income in Company’s consolidated financial statements.

During the first nine months of fiscal 2002 and fiscal 2001, the Company purchased coated glass totaling $2.0 million and $5.2 million, respectively, from the Joint Venture. At March 30, 2002 and June 30, 2001, inventory purchased from the Joint Venture of $679,000 and $1.1 million, respectively, remained on hand. In addition, the Company received cash royalty payments from the Joint Venture of $157,000 during the nine months ended March 30, 2002, and $261,000 during the nine months ended March 31, 2001. As of March 30, 2002, the Company has provided a letter of credit under its commercial loan facility to guarantee approximately $7.0 million of the debt of the Joint Venture.

Summarized statement of operations information for the Joint Venture for the three and nine months ended March 30, 2002 and March 31, 2001, is presented below (in thousands):

                                                               Three Months Ended                Nine Months Ended
                                                        --------------------------------------------------------------------
                                                         March 30, 2002   March 31, 2001   March 30, 2002   March 31, 2001
                                                        ---------------- ---------------- ---------------- -----------------
Joint Venture:
   Operating revenues                                    $        6,144   $        6,611   $       16,908   $       27,662
                                                        ================ ================ ================ =================
   Net income                                            $          181   $        1,662   $          386   $        7,716
                                                        ================ ================ ================ =================
Applied Film's equity in earnings:
   Proportionate share of net income after eliminations  $           73   $          971   $          183   $        3,792
   Amortization of deferred gain on sale of equipment    $           77   $           70   $          230   $          181
                                                        ---------------- ---------------- ---------------- -----------------
   Equity in earnings of Joint Venture                   $          150   $        1,041   $          413   $        3,973
                                                        ================ ================ ================ =================

Summarized balance sheet information for the Joint Venture as of March 30, 2002 and June 30, 2001, is presented below (in thousands):

                                                      March 30, 2002         June 30, 2001
                                                  --------------------- -----------------------
         Assets:
           Current assets .......................  $          10,096      $           8,410
           Property, plant and equipment, net ...             28,901                 27,860
                                                  --------------------- -----------------------
                                                   $          38,997      $          36,270
                                                  ===================== =======================
        Capitalization and liabilities:
           Current liabilities ..................  $           6,708      $           9,239
           Long-term debt (1)....................             12,266                  7,321
           Common shareholders' equity ..........             20,023                 19,710
                                                  --------------------- -----------------------
                                                   $          38,997      $          36,270
                                                  ===================== =======================

(1)  The long-term debt is guaranteed 50% by the Company and 50% by NSG.

As of March 30, 2002 and June 30, 2001, the Company had accounts payable to the Joint Venture of approximately $283,000 and $484,000, and receivables from the Joint Venture of approximately $36,000 and $464,000, respectively.

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

During the second quarter of fiscal year 2002, the Company issued redemption notices to its Series A Stock holders with a conversion effective date of January 1, 2002. Prior to January 1, 2002, each holder of the Series A Stock exercised its right to convert its shares into common stock at a conversion price of $19.75 per share. As a result of the conversion, the Company issued 506,328 new shares of common stock.

The Company also issued warrants in connection with this offering including warrants to purchase 75,949 shares of common stock at $22.33 per share and warrants to purchase 17,468 shares at $20.09 per share. The warrants which remain outstanding, are immediately exercisable, and may be exercised any time over a five and three year period, respectively.

NOTE 6. FOLLOW-ON OFFERING OF COMMON STOCK

On November 15, 2001, the Company sold 3,573,502 shares of common stock for $20.00 per share and received net proceeds of $67.0 million which included offering costs of $823,000. A portion of the proceeds were used to repay $6.5 million of outstanding debt, pay Unaxis $9.5 million for the remaining portion of the purchase price for the LAC acquisition, and provide credit support for a guaranty of our China JV's indebtedness (approximately $7.0 million). The remaining proceeds will be used to cover working capital and general corporate purposes.

An additional 823,353 shares were sold by the selling shareholders on November 15, 2001. Applied Films did not receive any of the proceeds from the sale of the common stock shares sold by the selling shareholders.

NOTE 7. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

In August 1992, the Board of Directors adopted a profit sharing plan for all employees not included in any bonus compensation plans. The amount to be contributed to the profit sharing pool, subject to the approval of the Company's board of directors, is generally 15% of operating income excluding any amortization of intangibles related to acquisitions. Profit sharing is paid to employees in cash, quarterly, based on a combination of their length of service with the Company and their pay level. The Company expensed $227,000 and $414,000 for the first nine months of fiscal years 2002 and 2001, respectively, related to this plan.

Pension Plan

A noncontributory defined benefit pension plan cover substantially all employees of Applied Films Germany. Benefits are based primarily on compensation during a specified period before retirement of specified amount for each year of service. The assumed pension liability of approximately $7.8 million is reflected in the accompanying consolidated balance sheet as of March 30, 2002, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of March 30, 2002.

NOTE 8. SALES BY GEOGRAPHIC REGION

The breakdown of net revenues by geographic region is as follows (in thousands):

                                       Three Months Ended                   Nine Months Ended
                                ----------------------------------  ----------------------------------
                                 March 30, 2002   March 31, 2001     March 30, 2002   March 31, 2001
                                ---------------- -----------------  ---------------- -----------------
      Asia (other than Japan)    $       8,475    $      16,202      $      37,213    $      31,147
      Japan                              2,540            8,280              8,112           17,585
      United States                      5,928            6,237             25,155            8,531
      Europe and other                  15,223           14,262             42,200           14,924
                                ---------------- -----------------  ---------------- -----------------
                Net revenues     $      32,166    $      44,981      $     112,680    $      72,187
                                ================ =================  ================ =================

NOTE 9. SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, revenues from “Thin Film Coated Glass” and revenues from “Thin Film Coating Equipment.” Certain financial information for each segment is provided below (in thousands):

                                                       Three Months Ended                          Nine Months Ended
                                           ---------------------------------------------------------------------------------------
                                              March 30, 2002        March 31, 2001        March 30, 2002        March 31, 2001
                                           --------------------- --------------------- --------------------- ---------------------
Net revenues:
   Thin film coated glass                     $         2,130       $         5,320      $         9,130        $        22,456
   Thin film coating equipment                         30,036                39,661              103,550                 49,731
                                           --------------------- --------------------- --------------------- ---------------------
     Total net revenues                       $        32,166       $        44,981      $       112,680        $        72,187
                                           ===================== ===================== ===================== =====================
Operating (loss) income:
   Thin film coated glass                     $        (1,816)      $        (1,986)     $        (4,093)       $        (1,745)
   Thin film coating equipment                            422                 2,688                5,436                  1,320
   Amortization of goodwill and other
intangible assets                                        (839)              (13,969)              (2,517)               (13,969)
                                           --------------------- --------------------- --------------------- ---------------------
     Loss from Operations                     $        (2,233)      $       (13,267)     $        (1,174)       $       (14,394)
                                           ===================== ===================== ===================== =====================

                                           --------------------- ----------------------
                                              March 30, 2002         June 30, 2001
                                           --------------------- ----------------------
Identifiable property, plant and
equipment:
   Thin film coated glass                     $         2,135       $         3,311
   Thin film coating equipment                          4,622                 3,936
   Corporate and other                                    754                   499
                                           --------------------- ----------------------
     Total identifiable property, plant
and equipment                                 $         7,511       $         7,746
                                           ===================== ======================

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see our Registration Statement on Form S-1 (Registration No. 333-68476) and the section “Risk Factors” in that Registration Statement. When used herein, the terms “believe,” “anticipate,” “intend,” “goal,” “expect,” and similar expressions may identify forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

Overview

We are a leading provider of thin film deposition equipment to the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. We have also developed a barrier coating solution technology for the plastic beverage bottle industry. Our deposition systems deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies. We also process and sell thin film coated glass to the flat panel display, or FPD, industry.

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

We formed the China JV in order to produce coated glass at lower cost and in closer proximity to our source of raw glass and to our largely Asian customer base. A portion of our revenues are from coated glass manufactured by the China JV that we buy and resell to our customers in Asia. Because of the 50%-50% ownership structure of the China JV, the revenues and expenses of the China JV itself are not consolidated and do not appear as revenues and expenses in our financial statements. The benefit of the lower cost structure of the China JV is captured in the net income of the China JV, 50% of which appears as “Equity Earnings of Joint Venture” on our consolidated statements of operations.

Revenues for thin film coating equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Coated glass revenues and related costs are recognized when products are shipped to the customer.

The sales cycle for thin film coating equipment is long, involving multiple visits to and by the customer and up to 15 months of technical sales effort. We operate with a backlog of new and in-process equipment orders. Coating equipment backlog was $93.7 million at March 31, 2001, and $56.0 million at March 30, 2002. Backlog is comprised of sales denominated in U.S. dollars, Japanese yen, and Euros and unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment. We generally ship our thin film coated glass within 30 days of receipt of the order and therefore we do not customarily have a backlog in coated glass sales.

In the third quarter of fiscal 2001, 54% of our total net revenues were generated from exports to customers outside of our manufacturing center in the United States, compared to 34% of revenues from exports to customers outside of our manufacturing centers in the United States and Europe for the third quarter of fiscal 2002.

We sell most of our glass and equipment products to customers in the local currency of the location of manufacture. Accordingly, sales of products manufactured in Longmont, Colorado or purchased from the China JV for resale to our customers are generally denominated in U.S. dollars and sales of products manufactured in Germany are generally denominated in Euros. Net revenues in Euros were $35.5 million for the third quarter of fiscal year 2001 and $27.2 million for the third quarter of fiscal year 2002. Sales of coated glass, certain equipment and spare parts to certain Japanese customers are denominated in Japanese yen. Net revenues in Japanese yen were $2.2 million for the third quarter of fiscal 2001 and $1.3 million for the third quarter of fiscal 2002. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of our products. The effects of foreign exchange rate changes on foreign currency transactions have not been significant to date.

Comparison of the Third Quarter Ended March 31, 2001 to the Third Quarter Ended March 30, 2002

Net Revenues. Net revenues decreased 28% from $45.0 million in the third quarter of fiscal 2001 to $32.2 million in the third quarter of fiscal 2002. This decrease was caused by lower revenues in the coated glass segment of our business as well as lower revenues in the equipment segment caused by a bookings delay for new orders, and a delay in the start of a project due to customer funding issues.

Net revenues from thin film coating equipment decreased from $39.7 million in the third quarter of fiscal 2001 to $30.0 million in the third quarter of fiscal 2002. Delays in new bookings caused the majority of the reductions in revenues in this segment. We also saw an order in our backlog pushed out, as our customer was unable to fund the initial advanced payment, which is required contractually to begin the project. As a percentage of net revenues, equipment revenues were 88% for the third quarter of fiscal 2001 and 93% for the third quarter of fiscal 2002.

Thin film coated glass revenues decreased 60% from $5.3 million in the third quarter of fiscal 2001 to $2.1 million in the third quarter of fiscal 2002. This reduction resulted from lower prices and reduced demand for glass used in cellular phones, touch panels, and the microdisplay market. As a percent of net revenues, coated glass revenues were 12% for the third quarter of fiscal 2001 and 7% for the third quarter of fiscal 2002.

Gross Profit. Gross profit decreased from $9.7 million in the third quarter of fiscal 2001 to $6.9 million in the third quarter of fiscal 2002, largely driven by the lower equipment revenues and from negative gross profit in the coated glass area as we sold inventory at below our carrying cost. Gross profit margins were 22% in third quarter of fiscal 2001 and 21% in third quarter of fiscal 2002. Equipment revenues generally have higher gross profit margins than coated glass revenues.

Selling, General and Administrative. Selling, general and administrative expenses decreased from $6.4 million in the third quarter of fiscal 2001 to $5.9 million in the third quarter of fiscal 2002. The decrease in fiscal 2002 is due to the two reductions in workforce that were implemented in November 2001 and March 2002. As a percentage of net revenues, selling, general and administrative expenses were 14% in the third quarter of fiscal 2001 and 18% in the third quarter of fiscal 2002.

Research and Development. Research and development expenses decreased 11% from $2.6 million in the third quarter of fiscal 2001 to $2.3 million in the third quarter of fiscal 2002. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development efforts. The decrease in research and development expenses resulted largely from the use of our technical staff to complete final acceptance tests at customer locations. As a percentage of net revenues, research and development expenses were 6% in the third quarter of fiscal 2001 and 7% in the third quarter of fiscal 2002.

Amortization of Other Intangible Assets. Following the adoption of SFAS No. 142 on July 1, 2001, the amortization of other intangible assets was $839,000 for the third quarter of fiscal 2002. With the adoption of SFAS No. 142, goodwill including certain other intangible assets related to assembled workforce will no longer be amortized. We expect our amortization of intangible assets to continue at the levels reported in the first quarter of fiscal 2002. The third quarter of fiscal year 2001 includes an $11.5 million non-recurring charge for the write-off of research and development costs, $1.6 million for the amortization of goodwill and $839,000 for the amortization of intangible assets.

Interest Income (Expense). Interest expense was $90,000 in the third quarter of fiscal 2001 compared to interest income of $212,000 in the third quarter of fiscal 2002. The change to interest income was attributed to the payoff of all outstanding debt balances and investment of cash following the follow-on offering of common stock in November of 2001.

Other Income. Other income decreased from $108,000 in the third quarter of fiscal 2001 to $7,000 in the third quarter of fiscal 2002. Other income includes items such as realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 2% royalty on all sales by the China JV, payable quarterly.

Equity Earnings of Joint Venture. Our equity in earnings of the China JV decreased substantially from $1.0 million in the third quarter of fiscal 2001 to $150,000 in the third quarter of fiscal 2002. The decrease in equity earnings is primarily due to the overall weakness in the market for cellular phones as handset manufacturers have not returned to the production volumes experienced in previous years prior to the handset excess inventory issues which have reduced the demand for coated glass.

Income Tax Benefit (Provision). We recorded an income tax benefit of $5.4 million in the third quarter of fiscal 2001 compared to benefit of $618,000 in the third quarter of fiscal 2002. The effective tax rate was 41% during the third quarter of fiscal 2001 and 31% during the third quarter of fiscal 2002. The China JV earnings are not taxed in the United States, due to the permanent investment status of the China JV. The benefit for the third quarter of fiscal 2001 was the result of recording an $11.5 million write off of acquired in-process R&D at our German subsidiary for book purposes, which is not immediately deductible for tax purposes.

Comparison of the Nine Months Ended March 31, 2001 to the Nine Months Ended March 30, 2002

Net Revenues. As a result of the increase in equipment revenues related to the LAC acquisition in display, web coating, architectural and automotive, our net revenues increased 56% from $72.2 million in the first nine months of fiscal 2001 to $112.7 million in the first nine months of fiscal 2002. Because the LAC acquisition closed on December 31, 2000 the first nine months of fiscal 2001 include only three months of the combined operations of the LAC division and nine months of the pre-acquisition Applied Films.

Net revenues from thin film coating equipment increased from $49.7 million in the first nine months of fiscal 2001 to $103.6 million in the first nine months of fiscal 2002, due primarily to the LAC acquisition. As a percentage of net revenues, equipment revenues were 69% for the first nine months of fiscal 2001 and 92% for the first nine months of fiscal 2002. This demonstrates a significant shift in revenues to the equipment segment from the LAC acquisition.

Thin film coated glass revenues decreased 59% from $22.5 million in the first nine months of fiscal 2001 to $9.1 million in the first nine months of fiscal 2002. This reduction resulted from lower prices and reduced demand for glass used in cellular phones, touch panels, and the microdisplay market. As a percent of net revenues, coated glass revenues were 31% for the first nine months of fiscal 2001 and 8% for the first nine months of fiscal 2002.

Gross Profit. Gross profit increased from $12.7 million in the first nine months of fiscal 2001 to $27.0 million in the first nine months of fiscal 2002, largely driven by the increased equipment revenues resulting from the LAC acquisition. Gross profit margins were 18% in the first nine months of fiscal 2001 and 24% in the first nine months of fiscal 2002. Equipment revenues generally have higher gross profit margins than coated glass revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased from $9.6 million in the first nine months of fiscal 2001 to $19.3 million in the first nine months of fiscal 2002. The substantial increase in fiscal 2002 resulted largely from additional administrative, sales and marketing personnel added as a result of the LAC acquisition. As a percentage of net revenues, selling, general and administrative expenses were 13% in the first nine months of fiscal 2001 and 17% in the first nine months of fiscal 2002.

Research and Development. Research and development expenses increased from $3.5 million in the first nine months of fiscal 2001 to $6.4 million in the first nine months of fiscal 2002. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development efforts. The increase in research and development expenses resulted largely from the additional staff and research and development operations in Germany due to the LAC acquisition, involved in technology development for OLED, Solar, PET bottle process development and other R&D activities. As a percentage of net revenues, research and development expenses were 5% in the first nine months of fiscal 2001 and 6% in the first nine months of fiscal 2002.

Amortization of Other Intangible Assets. Following the adoption of SFAS No. 142 on July 1, 2001, the amortization of other intangible assets was $2.5 million for the first nine months of fiscal 2002. With the adoption of SFAS No. 142, goodwill and certain other intangible assets related to assembled workforce will no longer be amortized. The third quarter of fiscal year 2001 includes an $11.5 million non-recurring charge for the write-off of research and development costs, $1.6 million for the amortization of goodwill and $839,000 for the amortization of intangible assets.

Interest Income (Expense). Interest income was $1.1 million in the first nine months of fiscal 2001 and $195,000 in the first nine months of fiscal 2002. The reduction in interest income was attributed to the use of invested cash on hand during the third quarter of fiscal 2001 for the acquisition of the LAC division.

Other Income. Other income increased from $447,000 in the first nine months of fiscal 2001 to $602,000 in the first nine months of fiscal 2002. Other income includes items such as realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 2% royalty on all sales by the China JV, payable quarterly.

Equity Earnings of Joint Venture. Our equity in earnings of the China JV decreased from $4.0 million in the first nine months of fiscal 2001 to $413,000 in the first nine months of fiscal 2002. The 90% decrease in equity earnings is primarily due to the weakness in the market for cellular phones as excess handset inventories have reduced the demand for coated glass.

Income Tax Benefit (Provision). We recorded an income tax benefit of $5.7 million in the first nine months of fiscal 2001 and $25,000 in the first nine months of fiscal 2002. The effective tax rate was 44% during the first nine months of fiscal 2001 and 7% during the first nine months of fiscal 2002. The China JV earnings are not taxed in the United States, due to the permanent investment status of the China JV. The benefit for the third quarter of fiscal 2001 was the result of recording an $11.5 million write off of acquired in-process R&D at our German subsidiary for book purposes, which is not immediately deductible for tax purposes.

Liquidity and Capital Resources

We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock, and a private offering of preferred stock and bank borrowings. Cash provided by operating activities decreased from $17.3 million for the nine months of fiscal 2001 to a use of funds of $4.8 million for the first nine months of fiscal 2002. Cash used by operations increased primarily due to the increase of $8 million in revenues in excess of billings whereby under the percentage of completion method we recognized revenues and incur costs in advance of billings for several projects. The Company anticipates collecting progress payments in respect of these contracts in the fourth quarter of fiscal 2002. As of March 30, 2002, we had cash and cash equivalents of approximately $72.3 million and working capital of $77.1 million.

The purchase price for the LAC acquisition was $67.5 million and 673,353 shares of our common stock. As of March 30, 2002, we paid $67.5 million in cash to Unaxis, which included $9.5 million that was paid in the third fiscal quarter of 2002 as a result of the final settlement of the acquisition transaction. In addition, the company incurred transaction costs of $2.8 million.

The $10.0 million of Preferred Stock accrued dividends at a blended rate of 8.2% and dividends were paid quarterly at a 7% rate until October 16, 2001, when the rate increased to 8.5%. Dividends were paid in cash. In the first nine months of fiscal year 2002, we paid dividends amounting to $362,000. During December 2001, the Preferred Stock was converted into 506,328 shares of Common Stock. Purchasers of Preferred Stock and their agent also received warrants to purchase an aggregate of 75,949 shares of common stock with an exercise price of $22.33 per share. In addition, our placement agent received warrants to purchase 17,468 shares of common stock with an exercise price of $20.09 per share. As of March 30, 2002, the warrants remain outstanding.

Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of March 30, 2002, we had $7.0 million outstanding in a letter of credit, with no outstanding debt. The $7.0 million outstanding under this facility represents our guarantee of the debt of the China JV. We are required under the terms of the China JV to provide credit support on a several basis for 50% of the China JV’s bank indebtedness. The China JV currently has a $14.0 million revolving credit facility with Sumitomo Bank, for which we must provide a secured guaranty covering $7.0 million. Our credit facility is secured by eligible accounts receivable, inventory, equipment and fixtures, and generally restricts our ability to make capital expenditures, incur additional indebtedness, enter into capital leases or guarantee obligations. To remain in compliance with the credit agreement, we must also maintain certain financial ratios. At March 30, 2002, we were in compliance with all of the financial covenants in our credit facility. The facility will remain in place to fund future working capital needs.

Cash used by investing activities for the acquisition of LAC was $50.5 million for the first nine months of fiscal year 2001 and $10.9 million for the first nine months of fiscal year 2002. The majority of the cash used in investing activities was due to cash paid for the LAC acquisition as well as the expenses in connection with the transaction. In addition, during the first nine months of the 2001 fiscal year, we generated $11.1 million in cash from the sale of marketable securities immediately prior to the completion of the LAC acquisition.

Capital expenditures were $913,000 in the first nine months of fiscal 2001 and $1.2 million in the first nine months of fiscal 2002. We anticipate capital expenditures of approximately $2.0 million in fiscal 2002. The majority of our capital expenditures have been for equipment related to our product development efforts.

Cash generated from financing activities for the first nine months of fiscal 2001 was $18.3 million compared to $60.7 million for the first nine months of fiscal 2002. This increase is primarily due to the November 15, 2001, offering of common stock. Applied Films issued 3,573,502 shares of common stock and received net proceeds of $67.0 million, which included offering costs of $823,000. The proceeds were used to repay $6.5 million of outstanding debt and pay Unaxis $9.5 million for the remaining portion of the purchase price for the LAC acquisition. The remaining proceeds will be used to provide credit support for a guaranty of our China JV’s indebtedness (approximately $7.0 million), and cover working capital and general corporate purposes.

We believe that our working capital and operating needs will continue to be met by cash from operations, borrowings under credit facilities and the proceeds from the offering that was closed in November 2001. Our capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations and commercial commitments as of March 30, 2002 (in thousands).

                                                                 Payments Due by Period
                                    ---------------------------------------------------------------------------------
Contractual Cash Obligations             Total       Less than 1 year   1-3 years       4-5 years    After 5 years
---------------------------------------------------- ----------------- --------------- ------------- ----------------
Operating Leases:
Buildings                              $     41,381     $      1,312    $     14,596     $    9,433    $     16,040
Office Equipment                                726              128             564             34            -
Other                                           429               79             347              3            -
Capital Lease - Office Equipment                  3                1               2           -               -
                                    ---------------- ----------------- --------------- ------------- ----------------
                                       $     42,539     $      1,520    $     15,509     $    9,470    $     16,040
                                    ================ ================= =============== ============= ================

                                                     Amount of Commitment Expiration Per Period
                                        Total        ------------------------------------------
                                       Amounts
Other Commercial Commitments          Committed     Less than 1 year   1-3 years     Over 3 years
-----------------------------------  ------------- ----------------- ------------- ---------------
Letter of Credit                      $   7,000     $       7,000    $        -     $         -
Bank Guarantees                             934               141            793              -
Other Commercial Commitments              1,312               217          1,095              -
                                     ------------- ----------------- ------------- ---------------
   Total Commercial Commitments       $   9,246     $       7,358    $     1,888    $         -
                                     ============= ================= ============= ===============

The fair value of contracts outstanding as of March 30, 2002 is as follows (in thousands):

                                                                Fair Value of Contracts at Period-End
                                                    -----------------------------------------------------------------
                                                                                     Maturity in
                                                     Maturity less    Maturity 1-3   excess of 4
Source of Fair Value                                  than 1 year        years          years        Total fair value
--------------------------------------------------  --------------- --------------- -------------- ------------------
Prices actively quoted                                $     1,492      $      286     $       -        $    1,778
                                                    =============== =============== ============== ==================

The operating leases primarily include leases for offices, factories and office equipment throughout our operations. The Letter of Credit represents our guarantee of 50 percent of the China JV’s outstanding debt as of March 30, 2002, which is covered by our $11.5 million credit facility with a commercial bank. There is no other debt outstanding or obligations against the $11.5 million credit facility at March 30, 2002. Our other commercial commitments consist of software licenses and third party service contracts. The bank guarantees are required by our customers in China ensuring the progress payments made to the Company. These bank guarantees are terminated when the contract terms are fulfilled.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 30, 2002, our investment consisted primarily of equity securities, commercial paper, municipal bonds and notes and money market mutual funds of $51.1 million, and earned approximately $275,000 for the quarter then ended, at an average interest rate of approximately 2.2%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in approximately $167,000 interest income for the quarter ended March 30, 2002.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At March 30, 2002, we had approximately $2.6 million of accounts receivable and approximately $630,000 of accounts payable denominated in Japanese yen. A 1% change in exchange rates would result in an approximate $19,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at March 30, 2002. At March 30, 2002, we had approximately $6.4 million of accounts receivable and approximately $11.7 million of accounts payable denominated in Euros. A 1% change in exchange rates would result in an approximate $53,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at March 30, 2002.

Sales of products manufactured in Germany are denominated in Euros, except for sales of equipment to certain Japanese customers, which are denominated in Japanese yen. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date.

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

Effective January 1, 1999, eleven of fifteen member countries of the European Union established permanent rates of exchange between the members’ national currencies and a new common currency, the “Euro.” In this first phase, the euro is available for non-cash transactions in the monetary, capital, foreign exchange and interbank markets. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions until the euro currency is issued in January 2002 and the participating members’ national currencies are withdrawn by July 2002. Our European operations are located in Germany which is participating in this monetary union.

Effective October 2001, we converted our European operations from German marks to the euro. Any costs associated with the introduction of the euro were expensed as incurred. We do not believe that the introduction of the euro will have a material impact on our results of operations or financial condition.

PART II. OTHER INFORMATION

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits
Exhibit No. 10.1	Description
Second Amendment Agreement dated effective February 27, 2002, by and among Applied Films Corporation, Applied Films GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG, incorporated by reference to Exhibit 2.7 to the Registrant’s Current Report on Form 8-K dated December 31, 2000.

b.	Reports on Form 8-K - On March 14, 2002, Applied Films Corporation Filed a Current Report on Form 8-K/A dated December 31, 2000, for the purpose of disclosing in Item 2 that Applied Films Corporation and Unaxis Holding AG had agreed upon the final purchase price adjustment for the purchase of the Large Area Coatings business from Unaxis.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APPLIED FILMS CORPORATION
Date: April 30, 2002	/s/ Thomas T. Edman Thomas T. Edman President and Chief Executive Officer
Date: April 30, 2002	/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

EXHIBIT INDEX

Exhbiit No.	Description
10.1	Second Amendment Agreement dated effective February 27, 2002, by and among Applied Films Corporation, Applied Films GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG, incorporated by reference to Exhibit 2.7 to the Registrant’s Current Report on Form 8-K dated December 31, 2000.