Form 10-K/A
period 2001-06-30
APPLIED FILMS CORP
filed 2002-05-20
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________
Commission file number 23103

APPLIED FILMS CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO (State of other jurisdiction of incorporation or organization)	84-1311581 (I.R.S. Employer Identification No.)

9586 I-25 Frontage Road, Longmont CO 80504
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (303) 774-3200

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ______

The aggregate market value of the total outstanding common stock of the Registrant, based on a per share price of $21.00 as of June 29, 2001, was $143,486,721. As of June 29, 2001, there were outstanding 6,832,701 shares of the Company’s Common Stock (no par value). The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per-share price of $21.00 as of June 29, 2001, was $112,699,692.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PORTION AMENDED

The Registrant hereby amends Part IV Item 14 and the Exhibit Index as set forth herein.

PART IV

ITEM 14:  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

   (a)   The following documents are filed as part of this report:

           1.  Financial Statements.

           The Registrant's consolidated financial statements, for the year ended June 30, 2001, together with the Report of Independent Certified Public Accountants are filed as part of this Form 10-K report. See "ITEM 8: Financial Statements and Supplementary Data." The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

           2.  Financial Statement Schedules.

Financial Statements for Suzhou NSG AFC Thin Films Electronics Co., Ltd, together with the report thereon of PricewaterhouseCoopers dated 25 January 2002.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT ACCOUNTANTS
31 DECEMBER 2001 AND 2000

Report of Independent Accountants

To the Board of Directors of
    Suzhou NSG AFC Thin Films Electronics Co., Ltd.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in owners’ equity and of cash flows present fairly, in all material respects, the financial position of Suzhou NSG AFC Thin Films Electronics Co., Ltd. (“the Company”) at 31 December 2001 and 2000, and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers Zhong Tian
Certified Public Accountants Co., Ltd

25 January 2002

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
BALANCE SHEET
31 DECEMBER 2001 AND 2000
(Expressed in Renminbi Yuan)

                                                          Note              2001                    2000

ASSETS

Current assets
   Cash and cash equivalents                                 3        15,752,165              16,169,378
   Accounts receivable
   - Third parties                                                    24,336,318              27,776,458
   - Related parties                                        10        13,149,688              42,409,704
   Inventories - Net                                         4        17,693,096              18,945,829
   Prepaid expenses and other receivables                              4,154,048              14,788,215
   Amount due from related parties                          10           190,325                 256,869
                                                                     -----------------------------------
Total current assets                                                  75,275,640             120,346,453

Fixed assets - Net                                           5       237,002,818             131,567,024
                                                                     -----------------------------------
Total assets                                                         312,278,458             251,913,477
                                                                     ===================================

LIABILITIES AND OWNERS' EQUITY

Current liabilities
   Short-term loans                                          6       106,685,794              31,489,920
   Accounts payable
   - Third parties                                                     5,111,579               3,044,108
   - Related parties                                        10        25,507,884              49,954,682
   Accrued expenses and other payables                                 8,154,249              18,378,713
   Amounts due to related parties                           10         2,571,588               2,147,022
                                                                     -----------------------------------
Total liabilities                                                    148,031,094             105,014,445
                                                                     -----------------------------------
Owners' equity
   Paid-in capital                                           7       139,141,910             110,896,306
   Retained earnings                                                  25,105,454              36,002,726

Total owners' equity                                                 164,247,364             146,899,032
                                                                     -----------------------------------
Commitments                                                 11

Total liabilities and owners' equity                                 312,278,458             251,913,477
                                                                     ===================================

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED 31 DECEMBER 2001 AND 2000
(Expressed in Renminbi Yuan)

                                                           Note             2001                    2000

Net sales                                                            184,318,438             291,484,694
                                                                     -----------------------------------

Cost of products sold                                                129,181,035             185,926,817
Selling and administrative expenses                                   19,160,154              23,310,727
Depreciation and amortization                                         16,675,428              10,054,553
Other costs and operating expenses                                       261,240                   2,998
                                                                     -----------------------------------
                                                                     165,277,857             219,295,095
                                                                     -----------------------------------
Income from operations                                                19,040,581              72,189,599
                                                                     -----------------------------------
Other income
   Interest income                                                        84,883                  66,830
   Others                                                              2,539,365                 853,533
                                                                     -----------------------------------
                                                                       2,624,248                 920,363
                                                                     -----------------------------------

Other expenses
   Interest cost incurred on loans                                     1,558,356               1,455,174
   Others                                                              1,234,510                 151,021
                                                                     -----------------------------------
                                                                       2,792,866               1,606,195
                                                                     -----------------------------------

Income before income taxes                                            18,871,963              71,503,767

Provision for taxes on income                                 9        1,523,631                       -
                                                                     -----------------------------------
Net income                                                            17,348,332              71,503,767
                                                                     ===================================

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
STATEMENT OF CHANGES IN OWNERS' EQUITY
FOR THE YEAR ENDED 31 DECEMBER 2001 AND 2000
(Expressed in Renminbi Yuan)

                                                 Paid in                Retained
                                                 capital                earnings                 Total
                                                 -------                --------                 -----

Balance at 1 January 2001                    110,896,306              36,002,726           146,899,032

Net income                                             -              17,348,332            17,348,332

Capital contribution                          28,245,604             (28,245,604)                    -
                                             ---------------------------------------------------------
Balance at 31 December 2001                  139,141,910              25,105,454           164,247,364
                                             =========================================================

Balance at 1 January 2000                     52,989,776              22,405,489            75,395,265

Net income                                             -              71,503,767            71,503,767

Reinvestment of retained earnings
 as capital increase                          57,906,530             (57,906,530)                    -
                                             ---------------------------------------------------------
Balance at 31 December 2000                  110,896,306              36,002,726           146,899,032
                                             =========================================================

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED 31 DECEMBER 2001 AND 2000
(Expressed in Renminbi Yuan)

                                                                            2001                   2000

Cash flows from operating activities:
     Net income                                                       17,348,332             71,503,767
     Adjustments to reconcile net income to net cash
     generated from operating activities:
     Depreciation and amortization                                    16,520,628             10,054,553
     Decrease (Increase) in accounts receivable                       32,700,156            (35,554,027)
     Decrease (Increase) in inventories                                1,252,733            (12,260,923)
     Decrease (Increase) in prepaid expenses and
         other receivables                                            10,634,167             (8,631,319)
     (Decrease) Increase in accounts payable                         (22,379,327)            15,949,170
     (Decrease) Increase in accrued expenses and
         other payables                                              (10,224,464)            10,512,867
                                                                     ----------------------------------
Cash generated from operating activities                              45,852,225             51,574,088
                                                                     ----------------------------------

Cash flows used in investing activities:
     Acquisition of fixed assets                                    (121,956,422)           (55,098,837)
                                                                     ----------------------------------

Cash flows from financing activities:
     Proceeds from short-term loans                                   75,195,874              5,446,825
     Increase in amounts due to related parties                          491,110                417,731
                                                                     ----------------------------------
Net cash generated from financing activities                          75,686,984              5,864,556
                                                                     ----------------------------------

Net (decrease) increase in cash and cash equivalents                    (417,213)             2,339,807

Cash and cash equivalents at beginning of year                        16,169,378             13,829,571
                                                                     ----------------------------------
Cash and cash equivalents at end of  year                             15,752,165             16,169,378
                                                                     ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the year for
      interest (net of interest capitalised)                           1,023,308              1,517,527
                                                                     ==================================

INVESTING AND FINANCING ACTIVITIES THAT DO NOT INVOLVE
CASH RECEIPTS AND PAYMENTS

Reinvestment of retained earnings as capital increase                 28,245,604             57,906,530
                                                                     ==================================

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 DECEMBER 2001 AND 2000
(Expressed in Renminbi Yuan)

1	THE COMPANY

Suzhou NSG AFC Thin Films Electronics Co., Ltd. ("the Company") is a wholly foreign owned enterprise established on 10 July 1998 with an operating period of 50 years. The equity owners of the Company are Nippon Sheet Glass Co., Ltd. and Applied Film Corporation who own equity interests of the Company of 50% and 50% respectively. The Company commenced its production in April 1999. The principal activities of the Company are the manufacture, process and sales of ITO coated glass for TN-type LCD (Liquid Crystal Display) and STN-type LCD, except transparent electroconductive thin film on micro color filter.

As resolved in the 8th meeting of the Board of Directors held on 31 October 2000, the total investment of the Company had been increased from US$29.99 million to US$40.49 million and the registered capital had been increased from US$13.395 million to US$18.645 million by reinvesting retained earnings. In addition, the business scope had also been changed to production and sales of ITO-coated glass substrate for TN and STN LCD (including color filter), reflective coating onto glass substrate for color STN, and providing after sale services. The aforementioned increase in total investment, increase in the registered capital and changes in business scope had been approved by the relevant authorities.

As of 31 December 2001, US$10,470,000 of retained earnings had been reinvested as capital increase.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a	Basis of Preparation

The Company maintains its books and prepares its statutory accounts in accordance with the accounting principles and relevant financial regulations applicable to foreign investment companies in the People’s Republic of China (“the PRC”). These accounting policies and bases differ in certain respects from accounting principles generally accepted in the United States of America (“US GAAP”). These financial statements incorporate adjustments made to the statutory accounts so as to conform with US GAAP.

The principal adjustment made to the statutory financial statements of the Company in order to confirm with US GAAP is as follows:

•	Adjustment to recognize the deferred pre-operating expenses as selling and administrative expenses when incurred. In accordance with the PRC accounting regulations, the pre-operating expenses are capitalized as the start-up costs and shall be amortized over 5 years commencing from the start date of commercial operations.

b	Accounting estimates

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

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c	Foreign Currency Transactions

Except for in the accounting for paid-in capital as described below, transactions denominated in foreign currencies are translated into Renminbi at the exchange rates stipulated by the People’s Bank of China prevailing on the first day of the month in which the transactions took place. Monetary assets and liabilities expressed in foreign currencies at the balance sheet date are translated into Renminbi at the exchange rates stipulated by People’s Bank of China at the balance sheet date. Exchange differences arising from these cases are included in the current results of operations.

Contributions to paid-in capital made in foreign currencies are credited to paid-in capital at exchange rates stipulated by the People’s Bank of China prevailing at the contribution dates.

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

The useful lives of the fixed assets are as follows: Building Machinery and equipment Office equipment Other equipment Leasehold improvements	20 years 10 years 5 years 5-10 years 10 years

f	Recognition of Revenue and Expenses Revenue is recognised upon shipment of products. Expenses are recognised when incurred.

g	Income taxes

The Company accounts for income taxes under the Balance Sheet Liability Method. Under this method, deferred tax assets and liabilities are recognised based on differences between financial statements and tax bases of assets and liabilities, subject to a valuation allowance based upon the likelihood of realization.

h	Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers cash on hand and demand deposits with financial institutions with an original maturity of three months or less to be cash.

3	CASH
                                                                            2001                    2000

   Demand accounts                                                    15,718,695              16,118,930
   Cash on hand                                                           33,470                  50,448
                                                                     -----------------------------------
                                                                      15,752,165              16,169,378
                                                                     ===================================

4	INVENTORIES
                                                                            2001                    2000

   Raw materials                                                       8,972,727               7,387,784
   Finished goods                                                      8,720,369              11,558,045
                                                                     -----------------------------------
                                                                      17,693,096              18,945,829
                                                                     ===================================

5	FIXED ASSETS

                                                                            2001                    2000

   Building                                                              681,020                 681,020
   Plant and machinery                                               262,704,384             130,929,008
   Office equipment                                                    1,964,869                 927,761
   Other equipment                                                     1,577,821                 767,049
   Leasehold improvements                                              2,956,511               2,956,511
   Construction in progress                                                    -              11,666,833
                                                                     -----------------------------------
                                                                     269,884,605             147,928,182
   Less: accumulated depreciation and amortisation                  (32,881,787)            (16,361,158)
                                                                     -----------------------------------
                                                                     237,002,818             131,567,024
                                                                     ===================================

6	SHORT-TERM LOANS
                                                                            2001                    2000

   Short-term bank loans                                             106,685,794              31,489,920
                                                                     ===================================
As at 31 December 2001, 50% of the above loans were guaranteed by Nippon Sheet Glass Co., Ltd. by issuing an irrevocable official letter of guarantee; the remaining 50% of loans were guaranteed by Applied Films Corporation by issuing an irrevocable stand-by letter of credit. The related interest rates ranged from 2.66% to 6.14% per annum in 2001.

As at 31 December 2000, 50% of the short-term loans were guaranteed by Nippon Sheet Glass Co., Ltd. by issuing an irrevocable official letter of guarantee; the remaining 50% of loans were guaranteed by Applied Films Corporation by issuing an irrevocable stand-by letter of credit. The related interest rates ranged from 6.14% to 7.4% per annum in 2000.

7	PAID-IN CAPITAL AND RETAINED EARNINGS

                                 Paid-in capital              Retained earnings                    Total

   At 1 January 2001                 110,896,306                     36,002,726              146,899,032

   Net profit                                  -                     17,348,332               17,348,332
   Capital increase by
     reinvesting retained earnings    28,245,604                    (28,245,604)                       -
                                     -------------------------------------------------------------------
   At 31 December 2001               139,141,910                     25,105,454              164,247,364
                                     ===================================================================
As approved by the competent authorities, Rmb 28,245,604 of retained earnings had been reinvested as capital increase in 2001.

In accordance with the Provision of the People's Republic of China on Administration of Financial Affairs Enterprises with Foreign Investment and the Income Tax Law of Foreign Enterprises, the retained earnings as of 31 December 2001 and 2000 were approximately Rmb 20,853,000 and Rmb 29,660,000, respectively, for local statutory purposes.

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

9	PROVISION FOR TAXES ON INCOME

In computing the enterprise income taxes, the Company is subject to the Law of Income Tax for Enterprises with Foreign Investment and Foreign Enterprises of the People's Republic of China ("the Income Tax Law").

Being a manufacturing enterprise with foreign investment, the Company is entitled to a two year tax holiday commencing from the first profit-making year. For the three years following the tax holiday, the Company's income is to be taxed at 50% of enacted rate. Losses incurred by the Company may be carried forward for five years with no carrybacks. The first profit-making year is the first year in which the Company generates taxable income after taking into account the loss carryforward.

The Company's first profit making year is 1999. Corporate income tax has been provided at the rate of 7.5% based on the taxable income for the year ended 31 December 2001 (2000: nil).

10	RELATED PARTY RELATIONSHIPS AND TRANSACTIONS Names and relationships of related parties are summarised as follows:

Name of related party

Applied Film Corporation ("AFC")
Nippon Sheet Glass Co., Ltd. ("NSG")
Suzhou NSG Electrics Co., Ltd. ("SNSG")

Nippon Sheet Glass Purchase and Supply
Co., Ltd. ("NSGPS").

NSG Engineering Co., Ltd. ("NSG Engineering")	Relationship with the Company One of the Company's equity owners One of the Company's equity owners Affiliated company Affiliated company Affiliated company
Significant transactions with related parties are summarised as follows:

a	Sales

                                                                    2001                      2000

     NSG                                                      58,646,822                68,548,230
     AFC                                                      21,273,269                97,777,858
     SNSG                                                      5,046,711                 2,877,918
                                                             -------------------------------------
                                                              84,966,802               169,204,006
                                                             =====================================
Sales to the related parties represented 46.10% and 58.05% of the Company's total sales in 2001 and 2000, respectively.

b	Purchases

                                                                    2001                      2000

     SNSG                                                     74,892,190               143,935,601
     NSGPS                                                     3,461,077                11,733,606
     AFC                                                       3,310,840                 5,675,383
     NSG                                                         696,182                   108,578
                                                             -------------------------------------
                                                             82,360,289                161,453,168
                                                             =====================================
Purchases from the related parties represented 81.74% and 92.5% of the Company's total purchases in 2001 and 2000, respectively.

c	Acquisition of fixed assets

                                                                    2001                      2000

     NSG Engineering                                          79,739,686                         -
     AFC                                                       7,573,089                39,290,014
     NSGPS                                                       165,543                   803,685
                                                             -------------------------------------
                                                              87,478,318                40,093,699
                                                             =====================================

10	RELATED PARTY RELATIONSHIPS AND TRANSACTIONS (Continued)

d	Accounts Receivable

                                                                    2001                      2000

     NSG                                                       8,769,466                22,415,450
     AFC                                                       2,812,775                18,583,412
     SNSG                                                      1,546,247                 1,410,842
     NSG Engineering                                              21,200                         -
                                                             -------------------------------------
                                                              13,149,688                42,409,704
                                                             =====================================

e	Other Receivables

                                                                    2001                      2000

     SNSG                                                        190,325                    64,284
     AFC                                                               -                   192,585
                                                             -------------------------------------
                                                                 190,325                   256,869
                                                             =====================================

f	Accounts Payable

                                                                    2001                      2000

     SNSG                                                     22,285,686                46,060,624
     NSG                                                       2,079,467                         -
     AFC                                                         568,734                 2,172,914
     NSGPS                                                       573,997                 1,721,144
                                                             -------------------------------------
                                                              25,507,884                49,954,682
                                                             =====================================

g	Other Payables

                                                                    2001                      2000

     SNSG                                                      1,520,924                   454,600
     NSG                                                         495,389                   774,057
     AFC                                                         442,982                   777,022
     NSG Engineering                                              62,683                         -
     NSGPS                                                        49,610                   141,343
                                                             -------------------------------------
                                                               2,571,588                 2,147,022
                                                             =====================================

h	Royalty

According to the know-how license agreements entered into with NSG and AFC, the Company shall pay a royalty of 1.05% of net sales each to NSG and AFC. As of 31 December 2001 and 2000, Rmb 3,827,640 and Rmb 5,077,872 of such royalty were accordingly accrued for 2001 and 2000, respectively.

10	RELATED PARTY RELATIONSHIPS AND TRANSACTIONS (Continued)

i	Guarantee

As of 31 December 2001, 50% of the short-term loans of Rmb 106,685,794 were guaranteed by Nippon Sheet Glass Co., Ltd. by issuing an irrevocable official letter of guarantee; the remaining 50% of the aforementioned loans were guaranteed by Applied Films Corporation by issuing an irrevocable stand-by letter of credit.

j	Lease commitment

The Company has entered into a lease agreement with NSG for using a factory building. The future rental payment under the agreement is approximately Rmb 3,118,000 each year.

11	COMMITMENTS Capital expenditure contracted but not recognised in the financial statements is as follows :

                                                                            2001                  2000
                                                                             US$                   US$

   Property, plant and equipment                                       1,303,670             2,158,430
                                                                     ===================================

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

APPLIED FILMS CORPORATION

By:	/s/ Thomas T. Edman Thomas T. Edman, President May 17, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Form 10-K Annual Report has been signed by the following persons in the capacities indicated on May 17, 2002.

Signatures	Title
/s/ Thomas T. Edman Thomas T. Edman	President, Chief Executive Officer and Director (principal executive officer)
/s/ Lawrence D. Firestone Lawrence D. Firestone	Chief Financial Officer and Treasurer (principal accounting and financial officer)
/s/ Richard P. Beck* Richard P. Beck	Director
/s/ John S. Chapin* John S. Chapin	Director
/s/ Chad D. Quist* Chad D. Quist	Director
/s/ Vincent Sollitto, Jr.* Vincent Sollitto, Jr.	Director

* By:	/s/ Lawrence D. Firestone Lawrence D. Firestone Attorney-in-Fact for each of the above-named directors

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of Applied Films Corporation, as amended.
3.2	Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
10.1	1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).
10.2	1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-47967, by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-38426) and by reference to Exhibits 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-56376).
10.3	Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant's Registration Statement on Form S-8 (Reg. No. 333-56378).
10.4	Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
10.5	Lease Agreement dated January 30, 1998, between 9586 East Frontage Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997.
10.6	Agreement, dated as of November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.
10.7	Amended and Restated Credit Agreement, dated as of September 17, 1999, between Registrant and Bank One, Michigan is incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 1999.
10.8	Security Agreement dated June 30, 1994, between Registrant and Bank One, Michigan, formerly NBD Bank, is incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form S-1, as amended (Reg. 333-35331).
10.9	Outside Director Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-95367).
10.10	Share Purchase and Exchange Agreement dated October 18, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K/A dated December 31, 2000.
10.11	Amendment Agreement dated December 29, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K/A dated December 31, 2000.
10.12	Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K/A dated December 31, 2000.
10.13	Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K/A dated December 31, 2000.
10.14	Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.5 of Registrant’s Current Report on Form 8-K/A dated December 31, 2000.
10.15	Registration Rights Agreement dated December 31, 2000, between Registrant and Balzers Process Systems GmbH is incorporated by reference to Exhibit 2.6 of Registrant’s Current report on Form 8-K/A dated December 31, 2000.

10.16	Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.
10.17	Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated January 16, 2001.
10.18	Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.19	Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.20	Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.21	Common Stock Warrant No. 4 dated January 16, 2001 is incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.22*	Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility.
10.23*	Commercialization Agreement between The Coca-Cola Company, KRONES AG and Applied Films GmbH & Co. KG (as assignee of Balzers Process Systems GmbH) effective September 1, 2000.
11.1	Statement re: computation of per share earnings.
21.1	Subsidiary of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-59984).
23.1*	Consent of Arthur Andersen LLP.
23.2	Consent of PriceWaterhouseCoopers.
24.1*	Power of Attorney (included on the signature page to the Applied Films Corporation Form 10-K for the year ended July 1, 2000.

*  Previously filed.

EXHIBIT 23.2

PricewaterhouseCoopers Zhong Tian
Certified Public Accountants Co., Ltd.
12th Floor, Shui On Plaza
333 Huai Hai Zhong Lu
Shanghai 200021
People's Republic of China
Telephone +86 (21) 6386-3388
Facsimile +86 (21) 6386 3300

CONSENT OF INDEPENDENT ACCOUNTANTS

16 May 2002

As independent public accountants, we hereby consent to the incorporation by reference in the Registration Statements of Applied Films Corporation of our report dated 25 January 2002 relating to the financial statements of Suzhou NSG AFC Thin Films Electronics Co., Ltd. for the year ended 31 December 2001 and 2000, which appears in the Annual Report to the Shareholders on Form 10-K.

PricewaterhouseCoopers Zhong Tian
Certified Public Accountants Co., Ltd.