Form 10-K
period 2002-06-29
APPLIED FILMS CORP
filed 2002-08-26
CIK 1040660

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [ X ]

The aggregate market value of the total outstanding common stock of the Registrant, based on a per share price of $11.16 as of June 28, 2002, was $123,064,780. As of June 28, 2002, there were outstanding 11,027,310 shares of the Company’s Common Stock (no par value). The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $11.16 as of June 28, 2002, was $94,240,051.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

ITEM 1:  Business

The following discussion contains trend information and other forward-looking statements (including statements regarding future operating results, future capital expenditures, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. Our actual results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section entitled “Risk Factors.” All period references are to our fiscal periods ended June 29, 2002, June 30, 2001, or July 1, 2000, unless otherwise indicated.

ITEM 1(a):  General Development of Business

Introduction

Applied Films Corporation (“Applied Films” or the “Company” or “We”) is a leading provider of thin film deposition equipment to the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. We have also developed a barrier coating solution technology for the plastic beverage bottle industry. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies. We also process and sell thin film coated glass to the flat panel display, or FPD, industry.

We leverage our thin film expertise, technology and market presence to address the evolving demand for more sophisticated, technologically advanced thin film deposition equipment. Our manufacturing operations in the United States and Germany together with our global sales and support offices enable us to provide thin film coating solutions to customers throughout the world. We have sold over 80 FPD deposition systems, 37 architectural and automotive glass thin film deposition systems, and 470 web coating systems and have sold nine systems for coating plastic bottles. We have over 50 patents and patent applications related to thin film technologies.

Markets We Serve

Our thin film solutions enable our customers to offer the latest product innovations in the following markets:

Flat Panel Displays. FPDs are used in a wide variety of consumer and industrial products, including flat panel laptop and desktop computer monitors, plasma display televisions, cellular telephones, personal digital assistants, calculators, pagers, scientific instruments, portable video games, gasoline pumps, automotive instruments, point-of-sale terminals and a number of other electronic devices. Virtually all FPDs require optically transparent, electrically conductive thin films coated on substrates such as glass. Growth in the FPD market is driven by consumers’ desire for increased access to information in wireless and portable communication devices with display capabilities. Consumers also desire to replace heavy, bulky cathode ray tube, or CRT, monitors and televisions with thinner, lighter FPDs. The increasing affordability of FPDs significantly expands the potential market.

Architectural, Automotive and Solar Glass. Thin film coated glass is used in buildings, automobiles and solar energy applications. Applying thin films on glass significantly reduces heat transfer through the glass, improving the efficiency of heating and cooling systems in buildings and vehicles. In addition, thin films form conductive layers and are integral components of solar cells. Demand for architectural and automotive coated glass is driven by the need for energy conservation in commercial and residential construction and increasingly, in automotive applications. The demand for reduced power consumption and alternative energy sources also drives demand for solar cells.

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

Plastic Beverage Bottles. Polyethylene terephthalate, or PET, plastic bottles are used in the beverage industry as an alternative to glass bottles. Many bottlers use glass instead of plastic because glass has superior barrier characteristics resulting in a longer product shelf life. Thin films improve the barrier characteristics of PET bottles, extending the shelf life of beverages by reducing the rate at which carbonation escapes or contaminants enter the bottle. The demand for PET bottles with more efficient barrier characteristics is driven by the bottlers’ desire to transition away from glass in favor of plastic, allowing them to reduce weight, lower transportation and component costs, and increase safety. We believe demand for coated PET bottles outside the United States will be driven by greater barrier requirements of smaller container sizes and warmer climates.

Our Thin Film Technology Solutions

Over the past 26 years, we have developed leading thin film technologies that we leverage to meet our customers’ need for sophisticated, technologically advanced thin film deposition equipment. We have over 50 patents and patent applications related to thin film technologies, and we continue to invest in research and development. Historically, we manufactured thin film coated glass and have used that experience to transition our business to the design and manufacture of thin film deposition equipment.

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

Our manufacturing operations in the United States and Germany, together with our global sales and support offices, enable us to provide thin film deposition solutions around the world. Our knowledge, understanding of customer thin film coating requirements, and ongoing research and development enable us to make continuous improvements that provide our customers with high value and increasingly advanced technological solutions. The depth of our experience and technologies enables our customers to continue to develop innovative products for their current and future markets.

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

Leverage Our Leadership in Our Core Markets. We are a market leader with the largest installed base of inline systems for the FPD, the architectural and automotive glass markets, and the consumer products packaging and electronics markets. For example, we have sold over 80 inline FPD deposition systems, 37 architectural and automotive systems, and 470 web coating systems. We believe our reputation as a high quality supplier of thin film deposition equipment allows us to build on our customer relationships to generate additional orders as they grow their businesses in response to market demands and new product offerings. We intend to utilize our strong technological capabilities to capture additional market share in these markets.

Target Emerging High Growth Market Opportunities. We have recently entered and are focusing our research and development efforts on three high growth markets-solar cell, organic light emitting diodes, or OLEDs, and barrier coated PET bottles. Although the size of the market for barrier coated PET bottles has not been determined, we believe it presents us with significant opportunities due to our strategic relationships with The Coca-Cola Company and KRONES AG, a leading supplier of automated bottling equipment. We have installed equipment in the OLED, solar cell and coated PET bottle markets, and are working with our strategic partners to develop our technologies in each of these areas.

Engage in Strategic Relationships. Our strategic relationships have influenced our technological direction, maximized our research and development investments, and enhanced the sales, marketing and distribution of our products. For example, we developed and continue to improve our barrier coating process technology for PET bottles in partnership with The Coca-Cola Company and KRONES AG. Through collaboration with KRONES AG, we hope to expand into other markets and industries. We also entered into our joint venture in China (referred to as the China JV or the Joint Venture) with Nippon Sheet Glass Co., Ltd., or NSG, the world’s largest supplier of glass to the FPD market, through which we coat and distribute glass to the FPD industry. We will continue to pursue strategic relationships with industry leaders in each new market we enter.

Continue to Serve Diverse Markets. We have applied our thin film technology to diverse markets ranging from consumer packaging for potato chip bags to plasma displays for televisions. We will continue to serve these diverse markets because we believe this reduces our exposure to the cyclical nature of any individual market.

ITEM 1(b):  Financial Information About Industry Segments

We supply thin film coated glass primarily to LCD manufacturers and thin film coating equipment to several markets, which are currently considered to be two separate industry segments. For further discussion see “ITEM 8: Financial Statements and Supplementary Data - Note 11: Segment Information”.

ITEM 1(c):  Narrative Description of Business

Products

Our thin film coating systems are used in many different applications spanning four distinct markets. The following table illustrates our principal products:

                                          Deposition          Examples of              General Price
    End Markets and Products                Method      End Market Application           Range(1)
    ------------------------              ----------    ---------------------------      --------
     Flat Panel Displays:
       NEW ARISTO                             PVD       Laptop and desktop monitors   $4-7 million
                                                        And plasma televisions
       BTX                                    PVD       Color cell phones/personal    $1-3 million
                                                        Digital assistants
       VES 400                            Evaporative   OLED displays                 $5-10 million

     Architectural, Automotive and
       Solar Glass:
       Terra-G                                PVD       Low-E window glass            $10-20 million
       A-Series                               PVD       Low-E window glass            $7-15 million
       SOLARISTO                             PECVD      Solar panels                  $4-7 million

     Consumer Products Packaging
       and Electronics:
       MULTIWEB                               PVD       Touch panels                  $4-8 million
       TOPMET                             Evaporative   Potato chip bags              $1-3 million
       TOPBEAM                            Evaporative   Food packaging (transparent)  $4-6 million
       MULTIMET                           Evaporative   Capacitors                    $1-3 million

     Plastic Beverage Bottles:
       BESTPET-LG 20                      Evaporative   Plastic beverage bottles      $1-3 million

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

NEW ARISTO. Our NEW ARISTO is an advanced thin film deposition system that accommodates the largest mother glass sizes and meets the low particulate requirements of the active matrix LCD, plasma display television and color super twisted nematic, or STN, coated glass markets. The system features high throughput, low cost of ownership and the capability for double-sided coatings.

BTX. Our BTX deposition system consists of a single chamber designed to deposit high quality thin films on display glass at a very low rate. The BTX is ideally suited for color filter manufacturers supplying coated substrates to the color STN market and for research and development applications.

VES 400. Our VES 400 system is an advanced production thin film deposition system for the OLED market. The VES 400 applies the metal layers and the organic layers in a vacuum. This will provide OLED manufacturers the ability to produce OLED devices in production volumes. This is the first vertical inline deposition system for OLED.

Architectural, Automotive and Solar Glass

Our architectural and automotive thin film deposition systems apply Low-E coatings on large glass substrates used in building glass and automotive windshields. Our solar glass coating systems apply the thin films that create the conductive layers on substrates used in solar cells.

Terra-G. Our Terra-G thin film deposition system is our most advanced coating system designed for the large architectural and automotive glass market. The Terra-G uses large planar magnetron or rotary cathodes and uniformly deposits multiple thin films across a large area at very high throughput rates. The Terra-G can be up to 150 meters long and can deposit up to 20 different thin films on a single side of glass during the process.

A-Series. Our A-Series thin film deposition system is capable of handling large-sized substrates. The A-Series uses planar magnetron cathodes and deposits multiple thin films on the glass, which is moving horizontally through the system. The A-Series can be up to 50 meters long.

SOLARISTO. Our SOLARISTO thin film deposition system, a derivative of the NEW ARISTO, is a vertical in-line system that handles medium-sized substrates. The SOLARISTO uses planar magnetron cathodes or a linear PECVD source and deposits multiple thin films on the substrate, which is moving vertically through the system.

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

TOPMET. Our TOPMET web thin film deposition system provides a solution for coating metal materials on flexible substrates. The TOPMET uses thermal evaporation to deposit thin film layers of aluminum in vacuum onto flexible substrates, usually film, paper or textiles in roll format.

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

Plastic Beverage Bottles

Our PET bottle barrier coating processes enhance the material properties of PET bottles, which extends the shelf life of beverages and other products. Because our barrier coating is applied to the outside of the bottle, it does not come in contact with the beverage and does not require United States Food and Drug Administration approval.

BESTPET-LG 20. Our BESTPET-LG 20 system deposits silicon oxide on plastic bottles at a rate of 20,000 bottles per hour. The system deposits transparent thin film coatings on the outside of the bottle using evaporation technology.

We also supply our GMS Tester, which is a leading technology for testing the barrier improvement factor for PET bottles. These systems use gas and vacuum to test the permeability of PET bottles.

Thin Film Coated Glass

OLED, Microdisplay and Touch Panel Coated Glass. We are a leading producer of coated glass substrates to the OLED, microdisplay and touch panel markets. The microdisplay glass that we produce is used for near eye applications such as cameras, both video and still, and for projection applications such as large screen televisions. The touch panel coated glass we produce is used for touch screen applications such as ATM’s, PDA’s, and Kiosk’s.

TN and STN Coated Glass. Our joint venture in China is a leading producer of twisted nematic, or TN, and STN coated glass that is used for low resolution black and white LCDs. Our customers incorporate these LCDs into consumer products that include cellular phones, personal digital assistants and electronic instruments. To produce TN and STN coated glass, our Joint Venture uses our proprietary in-line coating systems to deposit thin films on high quality glass panels. Our Joint Venture then packages and ships the coated glass panels to our customers for incorporation into their products.

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

In fiscal 2002, our ten largest customers accounted for approximately 59% of our gross revenues. Approximately 39% of our fiscal 2002 net revenues were derived from exports to our customers outside of the United Sates and Europe, primarily to Asia. The demand for FPD thin film coated glass is primarily in Asia, and our customers for thin film deposition equipment have historically been located in Japan, Korea, China, Taiwan, Europe and the United States. Revenue from two customers, Guardian Industries and LG International, represented 22% and 10% of net revenue for fiscal 2002, respectively. Revenue from both customers for fiscal 2002 consisted solely of thin film coating equipment.

Customer Service

We provide technical assistance and spare parts to support our customers. Technical assistance is an important factor in our business as most of our thin film deposition equipment is used in critical phases of our customers’ manufacturing. Field engineers install the systems, perform preventive maintenance and repair services, and are available for assistance in solving customer problems. Our global presence permits us to provide these functions in proximity to our customers. We also maintain local spare part supply centers to facilitate quick support.

We provide maintenance during the product warranty period, usually one year following product acceptance, and thereafter perform maintenance pursuant to individual orders issued by the customer. Our customer service operations are also responsible for customer training programs, spare parts sales and technical publications. In appropriate circumstances, we will send technical personnel to customer locations to support the customers for extended periods of time to optimize the use of the equipment for the customer’s specific processes.

Manufacturing and Facilities

Our Longmont, Colorado, headquarters contains approximately 127,000 square feet and includes general offices, research and development facilities, and coated glass production facilities. This facility is leased from an independent third party. We design thin film coating equipment and produce coated glass at this facility. In Longmont, we currently operate three coated glass production lines and two development lines for developing coating and equipment processes.

Our Alzenau, Germany, manufacturing facility contains approximately 260,000 square feet and includes general offices, research and development facilities, and equipment manufacturing facilities. This facility is leased from an independent third party. We design and manufacture thin film deposition equipment and can concurrently build multiple thin film deposition systems at this facility.

Our China JV glass coating facilities are incorporated into the glass production facilities owned by NSG and contain approximately 60,000 square feet.

In addition to our Longmont, Alzenau and China JV facilities, we have leased warehouse space in Japan, Taiwan and Hong Kong from which we supply coated glass and spare parts to customers on a just-in-time basis. We also have sales offices in the United States, Germany, Belgium, Hong Kong, Korea, Japan, Taiwan, and China.

We have multiple sources for the principal components of our coated glass and deposition equipment manufacturing operations.

Competition

The key competitive factors in each of our markets include performance, process technology, after-sales support, service and price. We believe we are competitive with respect to each of these factors. In each of our markets, we compete primarily with two or three companies, which vary from small to large in terms of the amount of their net revenues and range of products.

Our primary competitors in each of our markets are as follows:

Flat Panel Display Deposition Equipment. For FPD thin film deposition equipment, we chiefly compete against Ulvac Technologies, Inc. of Japan, and Anelva Ltd. of Japan.

Architectural, Automotive and Solar Glass Deposition Equipment. In manufacturing architectural and automotive glass deposition systems, we primarily compete against Von Ardenne, AG, a German thin film deposition equipment company. In manufacturing solar glass deposition systems, we primarily compete against Ulvac Technologies and Von Ardenne.

Consumer Products Packaging and Electronics Deposition Equipment. Our most significant competitors for web coating systems are Valmet General, headquartered in the United Kingdom, Galileo Vacuum Systems s.r.l. of Italy and Von Ardenne.

Plastic Beverage Bottle Deposition Equipment. In the coated PET bottle market, we compete with Sidel, a French filling line equipment company and Tetra-Pak (Swiss) SA, an established manufacturer of pre-made bottles and packages in Switzerland. Our arc evaporation process applies a barrier coating to the outside of the bottle, while Sidel and Tetra-Pak’s chemical vapor deposition process coats a barrier layer on the inside of the bottle.

Thin Film Coated Glass. Our primary competitors for thin film coated glass are The Samsung Corning, Co., Ltd, Merck Japan Ltd. and Shenzhen Wellight Coating Glass Co., Ltd.

Our markets are highly competitive. Many of our competitors have substantially greater financial, technical, marketing and sales resources than we have.

Research and Development

We have approximately 43 engineers and scientists involved in research and development. We will continue to emphasize improvements in current equipment technology, the development of new film deposition capabilities, and the modification of thin film material properties. The foundations of our success are based on engineering solutions, extensive experience with vacuum technologies, and the depth of our commercial deposition experience. Our customer oriented solutions include cost effective thin film deposition, simplified process control, and innovative deposition equipment designs. We continue to build on these traditions in the development of process control and deposition design, which lower the cost of ownership to the customer.

Our research and development expertise encompasses a wide range of deposition technologies, including:

  Thermal evaporation by direct heating for organics and inorganics;

  Electron beam evaporation for dielectrics;

  Direct current, radio frequency and radio frequency superimposed direct current magnetron for reactive and non-reactive sputtering;

  Alternating current magnetron (TWINMAG) for fully reactive sputtering;

  Hollow cathode source for highly reactive coatings;

  Direct current, radio frequency and microwave sources for PECVD;

  Cleaning with direct current glow discharge, radio frequency etch and ion assisted etch; and

  Arc evaporation for high speed deposition of barrier layers on PET bottles.

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

Our research and development expenditures were $1.4 million in fiscal 2000, $6.5 million in fiscal 2001 and $9.4 million in fiscal 2002.

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

  dry etch applications;

  TFT displays;

  cluster tools; and

  stationary sputtering.

We also license certain intellectual property from Balzers Process Systems. The license is irrevocable, royalty-free, perpetual and worldwide. Under the license agreement we have the exclusive right until December 31, 2002, to use the intellectual property to make and sell products in the areas of:

  architectural glass coating and inline automotive glass coating;

  web coating for capacitors and decorative and packaging applications;

  diffusion barriers for certain bottles and containers; and

  certain display coating systems used to coat the non-active portion of a display.

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

We then entered into a Commercialization Agreement with The Coca-Cola Company and KRONES AG effective September 2000, which specifies our rights and responsibilities with respect to this process and technology. We are responsible for manufacturing the thin film deposition equipment, or BESTPET equipment including the integration of the bottle handling components supplied by KRONES. KRONES is responsible for selling and servicing the BESTPET deposition equipment. Until September 1, 2002, The Coca-Cola Company is the exclusive distributor of BESTPET systems, and after September 1, 2002, systems may be sold to The Coca-Cola Company or to third parties. After September 1, 2002, we and KRONES may sell to any third parties, provided that KRONES and The Coca-Cola Company will receive royalty payments on third party sales. The Commercialization Agreement continues in effect until August 31, 2005. Even if the agreement is not renewed, we will retain a worldwide, non-exclusive license of the intellectual property related to thin film deposition on plastic bottles.

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

China Joint Venture

In fiscal 1999, we entered into a joint venture with NSG, a major Japanese glass manufacturer, to supply the low and high resolution coated glass market from a production base in Suzhou, China. The China JV was formed as a limited liability company under the laws of the People’s Republic of China. We are 50%-50% joint venture partners with NSG, and the term of the China JV is 50 years. Profits, dividends, risks and losses are also shared by the partners in proportion to their equity contributions. Each party has made $3.2 million equity contribution in cash, and the balance was derived from the conversion of retained earnings to paid in capital.

Our strategy for the China JV has involved the transfer of the majority of our thin film coated glass manufacturing capacity to China. In the second half of calendar 2000, we transferred another thin film coating system from our Longmont facility to the China JV facilities, bringing the number of high throughput coating systems to three. The China JV’s location in Asia allows us to produce coated glass in facilities immediately adjacent to our primary source of raw glass, NSG, and in close proximity to our Asian customer base. This arrangement has reduced our labor, shipping and freight costs while allowing us to improve customer service. We intend to continue to leverage the China JV’s strategic position by expanding its manufacturing capacity in the future, including an announced expansion into the color STN market by the China JV. We will also continue to evaluate business opportunities that strengthen our position with our customers.

Employees

As of June 29, 2002, we employed 560 people, 103 people in the United States, 404 in Germany and 53 in Asia, including both regular and temporary employees. Our United States workforce is non-union, the majority of our German work force is represented by a works council that has employee representation. Most companies in Germany are required to be represented by works councils. We negotiate wages and benefits annually with our German workforce. Our workforce in Asia is primarily dedicated to sales and customer service. We consider our relationship with our employees to be good.

We operate under a participative management system, which we believe enhances productivity by emphasizing individual employee opportunity and participation both in operating decisions and in our profitability. We believe this emphasis assists with enhanced productivity, cost control, and product quality and has helped us attract and retain capable employees.

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

Trademarks

ATX-700, NEW ARISTO, BTX, Terra-G, A-Series, SOLARISTO, MULTIWEB, TOPMET, TOPBEAM, MULTIMET, GMS Tester, VES 400, and TWINMAG are trademarks or registered trademarks of ours. Coca-Cola and BESTPET are registered trademark of The Coca-Cola Company. KRONES is a registered trademark of KRONES AG.

Management

Executive Officers and Directors

Our executive officers and directors are as follows:

                   Name                            Age                Position
                   ----                            ---                --------
                   Thomas T. Edman.............    40    Director, President and Chief Executive Officer
                   Graeme Hennessey............    64    Vice President - Sales and Marketing
                   Lawrence D. Firestone.......    44    Chief Financial Officer, Treasurer and
                                                         Secretary
                   Helmut Frankenberger........    45    Executive Vice President - Thin Film Systems
                   Jim Scholhamer..............    36    Vice President - Operations
                   John S. Chapin..............    61    Director
                   Chad D. Quist...............    40    Director(1)
                   Richard P. Beck.............    69    Director(1), Chairman of the Board
                   Vincent Sollitto, Jr........    54    Director(1)

__________

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

Lawrence D. Firestone has served as our Chief Financial Officer, Treasurer and Secretary since July 1999. From March 1996 until March 1999, Mr. Firestone served as Vice President and Chief Operating Officer of Avalanche Industries, Inc., a custom cable and harness manufacturer. From 1993 to 1996, Mr. Firestone served as Director of Finance and Operations for the Woolson Spice and Coffee Company, a gourmet coffee roasting and distribution company, and from 1988 to 1993, as Vice President and Chief Financial Officer for TechniStar Corporation, a manufacturer of robotic automation equipment. From 1981 to 1988, Mr. Firestone served in various capacities and finally as Vice President and Chief Financial Officer at Colorado Manufacturing Technology, a contract manufacturer that specialized in printed circuit board and cable assembly. Mr. Firestone has a bachelors of science degree in business/accounting from Slippery Rock State College.

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

Jim Scholhamer has been employed by our company since August 1997. Mr. Scholhamer currently is the Vice President - Operations and was previously the Director of Operations for Thin Film Coatings. From 1992 until he joined the Company, Mr. Scholhamer held the titles of Manufacturing Manager and Process Engineer at Viratec Thin Films, Inc., located in Minnesota. From 1989 to 1992, Mr. Scholhamer served as Production Manager and Process Engineer at Ovonic Synthetic Materials, Inc., a division of Energy Conversion Devices, located in Michigan. Mr. Scholhamer has a bachelors of science degree in engineering from the University of Michigan.

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

Richard P. Beck has been a director of our company since May 1998. From 1992 until June 2002 Mr. Beck served as Chief Financial Officer of Advanced Energy Industries, Inc., a manufacturer of power conversion and control systems. Since 1995, Mr. Beck has also served as a director of Advanced Energy Industries, Inc. From 1987 to 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck serves as a director of Photon Dynamics, Inc. and TTM Incorporated. Mr. Beck has a bachelors of science degree in accounting and a masters degree in business administration in finance from Babson College.

Vincent Sollitto, Jr. has been a director of our company since October 1999. Mr. Sollitto has been President and Chief Executive Officer since June 1996 and a member of the Board of Directors since July 1996 at Photon Dynamics, Inc. From August 1993 to 1996, Mr. Sollitto was the General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Mr. Sollitto spent 21 years in various management positions at IBM, including Director of Technology and Process. Mr. Sollitto serves as a director on the boards of Irvine Sensors Corporation and UltraTech Stepper. Mr. Sollitto holds a bachelor of science degree in electrical engineering from Tufts College.

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

ITEM 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 2002 to a vote of our Shareholders.

Risk Factors

You should carefully consider the following risk factors and other information contained or incorporated by reference in this report before deciding to invest in our common stock. Investing in our common stock involves a high degree of risk. The risks and uncertainties described below may not be the only ones we face. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline, and you may lose all or part of your investment. Please see “Forward-Looking Statements” on page 34 of this report.

Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decrease in the price of our common stock.

We have experienced and may continue to experience significant annual and quarter-to-quarter fluctuations in our operating results as a result of a variety of factors including:

  the cyclical nature of the capital equipment market;

  fluctuation in customer demand, which is influenced by general economic conditions in the industries and geographic markets we serve;

  our product and revenue mix;

  competition, including competitive pressures on prices of our products;

  the length and variability of the sales cycle for our products;

  manufacturing and operational issues;

  the timing of customer orders;

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

Downturns in the industry often occur in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Industry downturns have been characterized by reduced demand for equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses, and this ability is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. In addition, although we order materials and components in response to firm orders, the long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products, which we cannot sell or for which orders may be cancelled.

In fiscal 2001 and fiscal 2002, we experienced a downturn in the FPD market, and there can be no assurance when or if demand for thin film transistors, or TFTs or plasma display panels will increase. Unfavorable economic conditions that relate to the consumer electronics or other industries in which we operate, or that result in reductions in capital expenditures by our customers, could have a material adverse effect on our business, operating results, financial condition and prospects.

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

  accurate technology and product selection;

  timely and efficient completion of product design and development;

  timely and efficient implementation of manufacturing and assembly processes;

  product performance in the field; and

  product support and service and effective sales and marketing.

We may not be able to accurately forecast or respond to commercial and technological trends in the industries in which we operate.

Technological changes, process improvements, or operating improvements that could adversely affect us include:

  development of new technologies by our competitors;

  changes in product requirements of our customers;

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

We derive a substantial portion of our net revenues from complex, customized products that are a significant capital expenditure for our customers and typically require long lead times. Because of the significance of the product purchase decision, prior to placing an order, prospective customers generally commit significant resources to test and evaluate our products and often require a significant number of product presentations and demonstrations before reaching a sufficient level of confidence in the product’s performance and compatibility with the customer’s specific requirements. The sales cycle of our products is typically six to 15 months or more, requiring us to invest significant marketing and engineering resources in attempting to make sales and delaying the generation of revenue. Following periods of economic downturn during which the sales process may have been suspended, the long sales cycle will lengthen the period following economic recovery before we will begin to receive revenues. Long sales cycles also subject us to other risks, including customers’ budgetary constraints, internal acceptance reviews and cancellations. The time required for our customers to incorporate our products into their systems can also be lengthy and require significant on-site engineering support. Because our customers’ final payment obligations are not triggered until ultimate product acceptance, any delay in acceptance could postpone our receipt of the final 10-15% of the purchase price.

Failure to further successfully integrate the LAC business may reduce the expected return on our investment, decrease our operating results and divert corporate resources.

On December 31, 2000, we completed the LAC acquisition. Because of the size of the acquired operations and the presence of the LAC business in products and markets different from those in which we have historically operated, the management of growth represented by this acquisition has been and may continue to be expensive and time consuming, and may put pressure on our existing infrastructure. The process of integrating the acquired operations will continue to require significant management and financial resources and may result in unforeseen operating difficulties. Prior to the LAC acquisition, we had limited experience managing production operations outside the United States. Our future performance may be adversely affected if we fail to further successfully manage the LAC business operations in Germany and related sales offices. Some of the risks associated with the LAC acquisition include:

  Unexpected loss of key employees or customers;

  Conforming the standards, processes, procedures and controls of the LAC business with our operations;

  Coordinating new product and process development;

  Costs of operating, marketing, research and development, human resource and accounting functions in both our United States and German operations;

  Resolving disputes the LAC business has or may have with certain customers;

  Hiring additional management and other critical personnel; and

  Increasing the scope, geographic diversity and complexity of our operations.

The continued realization of anticipated operating results may prove difficult and the combined businesses may fail to achieve the expected benefits of the transaction.

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

The market for thin film deposition equipment is highly competitive. We face substantial competition from established companies in many of the markets we serve. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products. In addition, their greater capabilities in these areas may enable them to:

  better withstand periodic economic downturns;

  compete more effectively on the basis of price and technology;

  more quickly develop enhancements to and new generations of products; and

  more effectively retain existing customers and obtain new customers.

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

We believe that our ability to compete successfully depends on a number of factors, including:

  performance of our products;

  quality of our products;

  reliability of our products;

  cost of owning and using our products;

  our ability to ship products on the schedule required;

  quality of the technical service we provide;

  timeliness of the services we provide;

  our success in developing new products and enhancements;

  existing market and economic conditions; and

  price of our products and our competitors' products.

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

Export revenues to customers outside of our manufacturing centers in the United States and Europe represented approximately 93% of our net revenues in fiscal 2000, 67% of our net revenues in fiscal 2001 and 39% of our net revenues in fiscal 2002. The principal international markets into which we and our China JV sell our products are China (including Hong Kong), Korea, Japan, Taiwan and Malaysia. Banking and currency problems in Asia have had and may continue to have an adverse impact on our revenues and operations. Our operations in China will be subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. This growth may continue to decrease, and any slowdown may have a negative effect on our business. We believe international sales will continue to represent a significant portion of our sales, and that we will continue to be subject to the normal risks of conducting business internationally. Such risks include:

  foreign exchange risks;

  inflation or deflation in foreign economies;

  the burdens of complying with a wide variety of foreign laws;

  unexpected changes in regulatory requirements and the imposition of government controls;

  political and economic instabilities;

  export license requirements;

  protective trade activities, such as tariffs and other barriers;

  the risk of business interruption;

  difficulties in accounts receivable collections;

  inability to protect intellectual property rights;

  difficulties in staffing and managing foreign sales operations; and

  potentially adverse tax consequences.

We conduct business in foreign currencies, and fluctuation in the values of those currencies could result in foreign exchange losses and negatively affect our competitive position.

In fiscal 2002, approximately 5% of our net revenues were denominated in yen, 82% were denominated in Euros and 13% were denominated in U.S. dollars. Any strengthening of the U.S. dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the yen or Euro in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness, as our products will become more expensive to customers outside the United States and less competitive with products produced by competitors outside the United States. A strengthening of the dollar or other competitive factors could put pressure on us to denominate a greater portion of our Japanese sales in yen, thereby increasing our exposure to fluctuations in the dollar-yen exchange rate. Our China JV transacts much of its business in Chinese Yuan Renminbi. While this currency has remained fairly constant in value, any devaluation of the Chinese Yuan Renminbi would adversely affect our business, operating results, financial conditions and prospects. Foreign sales also expose us to collection risks in the event it becomes more expensive for our foreign customers to convert their local currencies into dollars. Fluctuations in exchange rates could adversely affect our competitive position or result in foreign exchange losses, either of which could materially adversely affect our business, operating results, financial conditions and prospects.

The assets, liabilities and operating expenses of our German operations are reported in Euros. Our financial statements, including our consolidated financial statements, are expressed in dollars. The translation exposures that result from the inclusion of financial statements that are expressed in functional currencies other than dollars are not hedged. These net translation exposures are taken into stockholders’ equity. As a result, our operating results are exposed to fluctuations of Euros against the dollar. As of June 29, 2002, the unrealized translation adjustment was $8.0 million, which was primarily attributable to the goodwill and other intangible assets from the LAC acquisition that are denominated in Euros.

We derive a significant portion of our revenue from large sales to a small number of large customers, and if we are not able to retain these customers, or if they reschedule, reduce or cancel orders, our revenues would be reduced and our financial results would suffer.

Our ten largest customers accounted for 59% of our net revenues in fiscal 2002. Revenue from two customers, Guardian Industries and LG International, represented 22% and 10% of net revenues for fiscal 2002, respectively. Net revenues for both customers for fiscal 2002 consisted solely of thin film coating equipment. Revenue from our largest customers have varied significantly from year to year and will continue to fluctuate in the future. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. If a large order were delayed or cancelled, our revenues would significantly decline, and the loss of, or a significant reduction of purchases by, one or more of our significant customers would materially adversely affect our business, operating results, financial condition and prospects. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. There are a limited number of potential customers in each of our markets, and we expect that sales to a relatively small number of customers will continue to account for a high percentage of our revenues in those markets in the foreseeable future.

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

We believe our future growth depends significantly upon our ability to successfully introduce new products, such as our BESTPET, Solar and VES 400 deposition systems. We are subject to the risks inherent in the development of new products, including risks associated with attracting and servicing a customer base, manufacturing products in a cost-effective and profitable manner, and training qualified engineering, manufacturing, service and marketing personnel. Product development is based on our expectations regarding future growth of target markets, but it is difficult to anticipate the direction of future growth and to design equipment to meet the needs of a changing market. Changes in technology could render our products less attractive. If the market for our new products fails to grow, or grows more slowly than anticipated, we may be unable to realize the expected return on our investment in product development, and our business, operating results, financial condition and prospects could be materially adversely affected. Among other markets, we are anticipating growth in the plastic bottle market. If commercialization of that technology develops more slowly than we expect, if the market demand fails to develop as anticipated, or if alternative technologies are more successful in meeting market needs, our future results will be negatively affected.

We manufacture all of our products at three facilities, and any prolonged disruption in the operations of those facilities or a demand for products that exceeds the manufacturing capacity at such facilities, could have a material adverse effect on our revenues.

We produce all of our products in our manufacturing facilities located in Longmont, Colorado, Alzenau, Germany, and the facilities leased by the China JV in Suzhou, China. Any prolonged disruption in the operations of our manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. In addition, if customer demand for equipment exceeds the manufacturing capacity of our facilities, the growth in our revenues could be negatively affected. If we cannot timely deliver our systems, our revenues could be adversely affected.

If we deliver systems with defects or that fail to meet specifications, our credibility will be harmed and the market acceptance and sales of our systems will decrease.

Our systems are complex, are often customized and sometimes have contained defects or failed to meet contractual specifications. Most of our systems are uniquely designed for the particular customer, and are frequently new models with features that have not previously been tested. If we deliver systems with defects or fail to meet specifications, our credibility and the market acceptance and sales of our systems could be harmed. In addition, if our systems contain defects or fail to meet specifications, we may incur contractual penalties and be required to expend significant capital and other resources to alleviate such problems. Such problems could also damage our relationships with specific customers, impair market acceptance of our products and adversely affect our gross profit margins and operating results.

We depend on the continuing operations of our joint venture partner in China.

Results of our coated glass operations will depend significantly on the results of the China JV with Nippon Sheet Glass Co., Ltd., (“NSG”), in China. The results of the China JV depend on the continuing cooperation of NSG. The success of the China JV is subject to a number of risks, over many of which we have limited control. We rely on NSG to house the China JV within its glass fabrication facility and to supply glass to the China JV. We also rely on NSG’s management personnel to manage the day-to-day operations of the China JV, and the managing director of the China JV is employed by NSG as well as by the China JV. We do not have employment agreements with any management personnel at the China JV. The China JV’s future success will be dependent in part on our ability to continue to effectively participate in the China JV and manage our relationship with NSG. Our business, operating results, financial condition or growth could be materially adversely affected if NSG ceases to supply glass to the China JV, focuses its management and operational efforts on other activities or terminates the joint venture.

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

The coated glass market is highly competitive and subject to pricing pressures, which could adversely affect our operating results.

The market to supply thin film coated glass to liquid crystal display, or LCD, manufacturers is highly competitive. Many of our competitors have substantially greater financial, technical, marketing and sales resources than we have. Additional competitors may enter our markets, certain of which may offer lower prices. Prices for much of our low resolution thin film coated glass products supplied to the LCD market declined in past years. We have experienced further pricing pressures and decreased demand in fiscal 2002, and we may in the future experience pricing pressures as a result of a decline in industry demand, excess inventory levels, increases in industry capacity or the introduction of new technologies. Many of our customers are under continuous pressure to reduce prices and we expect to continue to experience downward pricing pressures on our thin film coated glass products. We are frequently required to commit to price reductions before we know that the cost reductions required to maintain profitability can be achieved. To offset declining sales prices, we must achieve manufacturing efficiencies and cost reductions and obtain orders for higher volume products. If we are unable to offset declining sales prices, our gross margins on coated glass will decline.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from challenges by third parties.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights. These agreements and measures may not be sufficient to protect our technology from third-party infringements, or to protect us from the claims of others. While we have formally recorded our ownership of the patents we acquired in the LAC acquisition, we have not filed our registered patents and trademarks for patent or trademark protection in all of the jurisdictions in which such filings may be made. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop a functionally equivalent or superior technology. Patents issued to us may be challenged, invalidated or circumvented; our rights granted under those patents may not provide competitive advantages to us; and third parties may assert that our products infringe their patents, copyrights or trade secrets. Third parties could also independently develop functionally equivalent or superior technology and similar products or could duplicate our products. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

Claims or litigation regarding intellectual property rights could seriously harm our business or require us to incur significant costs.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could become subject to litigation in the future either to protect our intellectual property rights or as a result of allegations that we infringe others’ intellectual property rights.

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

  lose our proprietary rights;

  stop manufacturing or selling our products that incorporate the challenged intellectual property;

  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

  pay damages, including treble damages and attorney's fees in some circumstances; or

  redesign those products that use such technology.

If we are forced to take any of the foregoing actions, our business could be severely harmed.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

In fiscal 2002, 39% of our revenue was derived from sales in foreign countries outside of our manufacturing centers in the United States and Europe, including certain countries in Asia such as Taiwan, Korea, China and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In many instances, the publication of a patent prior to the filing of a patent application in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing, which provides competitors an advance view of the contents of a patent application prior to the establishment of the patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

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

  the assessment of damages or imposition of fines against us;

  the suspension of production of our products; or

  the cessation of our operations.

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

  quarterly variations in our results of operations;

  failure to meet earnings estimates;

  changes in earnings estimates or buy/sell recommendations by analysts;

  the operating and stock price performance of comparable companies;

  developments in the financial markets;

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

  to raise additional capital or finance acquisitions;

  upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock; and/or in lieu of cash payment of dividends.

In addition, the rights of holders of common stock may be adversely affected by the rights of holders of any preferred stock that may be issued in the future that would be senior to the rights of the holders of the common stock.

PART II

ITEM 5:  Market for Registrant’s Common Stock and Related Security Holder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “AFCO” since November 21, 1997. The following table sets forth, for the quarters indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

                                                                 High          Low
                                                                 ----          ---
               Fiscal 2001:
                 First Quarter ............................     $    42.00    $    21.06
                 Second Quarter ...........................          37.94         14.75
                 Third Quarter ............................          25.25         10.06
                 Fourth Quarter ...........................          22.50          7.69
               Fiscal 2002:
                 First Quarter ............................     $    25.30    $    12.95
                 Second Quarter ...........................          34.47         15.03
                 Third Quarter ............................          35.20         20.82
                 Fourth Quarter ...........................          27.95          9.05
               Fiscal 2003:
                 First Quarter (through August 23, 2002)...     $    11.99    $     7.90

On August 23, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $9.30 per share and there were approximately 51 stockholders of record of the common stock. We estimate that there are approximately 2,900 beneficial owners of the common stock.

ITEM 6:  Selected Consolidated Financial Data

This section presents our selected historical financial data. You should read carefully the financial statements included in this report, including the notes to the financial statements. The selected data in this section is not intended to replace the financial statements.

We derived the consolidated balance sheet data for the years ended June 30, 2001 and June 29, 2002, and our consolidated statement of operations data for each of the three years in the period ended June 29, 2002, from the audited consolidated financial statements in this report. The financial statements for June 29, 2002 were audited by Ernst & Young LLP, independent auditors. The financial statements for the fiscal years 1998 through 2001 were audited by Arthur Andersen LLP, independent auditors. The consolidated balance sheet data as of June 27, 1998, July 3, 1999 and July 1, 2000 and the consolidated statement of operations data for the years ended June 27, 1998 and July 3, 1999 have been derived from audited consolidated financial statements that are not included in this report.

                                                                                     Fiscal Year Ended
                                                            ---------------------------------------------------------------------
                                                              June 27,      July 3,       July 1,      June 30,      June 29,
                                                                1998          1999         2000          2001          2002
                                                            ------------ ------------- ------------- ------------ ---------------
Consolidated Statement of Operations Data:                                 (in thousands, except per share data)
Net revenues..............................................   $   53,041   $   31,523    $   42,292    $  112,715   $  143,718
Cost of goods sold .......................................       42,150       27,070        36,633        90,021      111,524
                                                            ------------ ------------- ------------- ------------ ---------------
Gross profit .............................................       10,891        4,453         5,659        22,694       32,194
Operating expenses:
   Selling, general and administrative ...................        5,067        3,760         4,324        16,027       24,101
   Research and development ..............................        1,243        1,044         1,409         6,484        9,401
   Amortization of goodwill and other intangible assets...         -            -             -           16,536        3,356
                                                            ------------ ------------- ------------- ------------ ---------------
Operating income (loss) ..................................        4,581         (351)          (74)      (16,353)      (4,664)
Interest income (expense) ................................         (496)        (553)          447         1,034          701
Other income, net ........................................          252           40           272           805        2,249
Equity earnings of Joint Venture .........................         -             382         2,381         4,421          465
                                                            ------------ ------------- ------------- ------------ ---------------
Income (loss) before income taxes and cumulative effect
   of change in accounting principle .....................        4,337         (482)        3,026       (10,093)      (1,249)
Income tax benefit (provision) ...........................       (1,480)         258            97         5,760          227
                                                            ------------ ------------- ------------- ------------ ---------------
Income (loss) before cumulative effect of change in
   accounting principle ..................................        2,857         (224)        3,123        (4,333)      (1,022)
Cumulative effect of change in accounting principle, net           -            -              (50)         -            -
     of taxes.............................................
                                                            ------------ ------------- ------------- ------------ ---------------
Net income (loss) ........................................        2,857         (224)        3,073        (4,333)      (1,022)
Preferred dividends ......................................         -            -             -             (367)        (315)
                                                            ------------ ------------- ------------- ------------ ---------------
Net income (loss) applicable to common stockholders.......   $    2,857   $     (224)   $    3,073    $   (4,700)  $   (1,337)
                                                            ============ ============= ============= ============ ===============
Net income (loss) per common share:
   Basic .................................................   $     0.90   $    (0.06)   $     0.72    $    (0.73)  $    (0.14)
                                                            ============ ============= ============= ============ ===============
   Diluted ...............................................   $     0.85   $    (0.06)   $     0.69    $    (0.73)  $    (0.14)
                                                            ============ ============= ============= ============ ===============
Weighted average common shares outstanding:
   Basic .................................................        3,181        3,478         4,255         6,414        9,628
                                                            ============ ============= ============= ============ ===============
   Diluted ...............................................        3,375        3,478         4,439         6,414        9,628
                                                            ============ ============= ============= ============ ===============

                                                                1998          1999         2000          2001            2002
                                                            ------------ ------------- ------------- ------------ ---------------
Consolidated Balance Sheet Data:
Working capital.........................................     $   10,747   $    11,812   $   63,785    $   22,560   $    81,186
Total assets............................................         28,697        30,195       87,478       169,426       215,824
Long-term debt, net of current portion..................          4,175         7,180            -         6,483             -
Total stockholders' equity..............................         14,826        14,658       73,197        89,192       154,570

ITEM 7:  Management's Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis
of Financial Condition and Results of Operation

You should read this discussion together with the financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see “Forward-Looking Statements” elsewhere in this report.

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

Our operations and financial position have been significantly affected by two corporate transactions that were implemented to advance our strategic transition from lower gross profit margin sales of coated glass to higher gross profit margin sales of thin film deposition equipment. In 1998, we entered into a 50%-50% joint venture (the “Joint Venture” or “China JV”), with Nippon Sheet Glass Co., Ltd. to supply the low and high resolution coated glass market from a production base in Suzhou, China. The China JV began operations in April of 1999. In December 2000, we completed the acquisition of the Large Area Coatings, or LAC, division of Unaxis Holding AG, or Unaxis, which reported revenues of approximately $94 million for the twelve months ended December 31, 2000. The LAC acquisition expanded our product offering for the FPD industry. The LAC acquisition also enabled our entry into three new product markets: architectural, automotive and solar glass, consumer products packaging and electronics and polyethylene terephthalate, or PET, plastic bottles.

We formed the China JV in order to produce coated glass at lower cost and in closer proximity to our source of raw glass and to our largely Asian customer base. We buy coated glass manufactured by the China JV and resell it to our customers in Asia. While our sales of coated glass products appear as revenues on our consolidated financial statements, because of the 50%-50% ownership structure of the China JV, the revenues and expenses of the China JV itself are not consolidated and do not appear as revenues and expenses in our financial statements. The benefit of the lower cost structure of the China JV is captured in the net income of the China JV, 50% of which appears as “Equity earnings of Joint Venture” in our consolidated statements of operations.

The following table sets forth our net revenues (net of returns and allowances) by our major product categories and industry segments for the last three fiscal years (in thousands):

                                                          Fiscal year ended
                                           ------------------------------------------------
                                            July 1, 2000  June 30, 2001    June 29, 2002
                                           -------------- --------------- -----------------

          Thin film coated glass........    $     35,159   $     27,523     $     12,661
          Thin film coating equipment...           7,133         85,192          131,057
                                           -------------- --------------- -----------------
             Total net revenues.........    $     42,292   $    112,715     $    143,718
                                           ============== =============== =================

The following table sets forth our net revenues as a percentage of total revenues by our major product categories and industry segments for the last three fiscal years:

                                                          Fiscal year ended
                                           ------------------------------------------------
                                            July 1, 2000   June 30, 2001    June 29, 2002
                                           -------------- ---------------- ----------------
          Thin film coated glass........           83.1%           24.4%             8.8%
          Thin film coating equipment...           16.9%           75.6%            91.2%
                                           -------------- ---------------- ----------------
             Total net revenues.........          100.0%          100.0%           100.0%
                                           ============== ================ ================

Revenues for thin film coating equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Coated glass revenues and related costs are recognized when products are shipped to the customer.

The sales cycle for thin film coating equipment is long, involving multiple visits to and by the customer and up to 15 months of technical sales effort. We operate with a backlog of new and in-process equipment orders. Coating equipment backlog was $99.2 million at the end of fiscal 2001 and $41.1 million at the end of fiscal 2002. The decline in backlog was caused by a weakness in bookings in the FPD and architectural glass portions of our equipment business in fiscal 2002. Backlog is comprised of revenue not yet recognized from deposition equipment contacts denominated in U.S. dollars, Japanese yen and Euros, and, unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment. We generally ship our thin film coated glass within 30 days of receipt of the order and therefore we do not customarily have a backlog of coated glass sales.

In fiscal 2001, 67% of our revenues were generated from exports to customers outside of our manufacturing center in the United States, compared to 39% of revenues from exports to customers outside of our manufacturing centers in the United States and Europe for fiscal 2002.

We sell most of our glass and equipment products to customers in the local currency of the location of manufacture. Accordingly, sales of products manufactured in Longmont, Colorado or purchased from the China JV for resale to our customers are generally denominated in U.S. dollars and sales of products manufactured in Germany are generally denominated in Euros, except in each case for sales of glass to certain Japanese customers, which are denominated in Japanese yen. The U.S. dollar equivalent of gross revenues in Japanese yen and Euros were approximately $6.9 million and $61.5 million, respectively, for fiscal 2001 and $7.1 million and $117.2 million, respectively, for fiscal 2002. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. We also purchase raw glass from certain Japanese suppliers in transactions denominated in yen, which partially offsets foreign currency exchange risks on yen-denominated coated glass sales. The U.S. dollar equivalent of our purchases of raw material denominated in Japanese yen were approximately $1.8 million for fiscal 2001 and $409,000 for fiscal 2002. As of June 29, 2002, the U.S. dollar equivalent of accounts receivable denominated in Japanese yen and Euros were approximately $2.0 million and $4.8 million, or approximately 20% and 47% respectively, of total accounts receivable. As of June 29, 2002, the U.S. dollar equivalent of accounts payable denominated in Japanese yen and Euros were approximately $421,000 and $7.5 million, or approximately 4% and 78% respectively, of total accounts payable. We are generally paid by customers for Japanese yen denominated coated glass sales within 15 to 45 days following the date of sale.

Results of Operations

The following table sets forth information derived from the consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

                                                                                  Fiscal Year Ended
                                                                     ---------------------------------------------
                                                                      July 1, 2000   June 30, 2001  June 29, 2002
Consolidated Statement of Operations Data:
Net revenues .....................................................         100.0%        100.0%         100.0%
Cost of goods sold ...............................................          86.6          79.9           77.6
                                                                     -------------- --------------- --------------
Gross profit .....................................................          13.4          20.1           22.4
Operating expenses:
  Selling, general and administrative ............................          10.2          14.2           16.8
  Research and development .......................................           3.3           5.7            6.5
  Amortization of goodwill and other intangible assets............           -            14.7            2.3
                                                                     -------------- --------------- --------------
Operating loss ...................................................          (0.1)        (14.5)          (3.2)
Interest income (expense) ........................................           1.1           0.9            0.5
  Other income, net ..............................................           0.6           0.7            1.5
Equity earnings of Joint Venture .................................           5.6           3.9            0.3
                                                                     -------------- --------------- --------------
Income (loss) before income taxes and cumulative effect of change            7.2          (9.0)          (0.9)
     in accounting principle......................................
Income tax benefit ...............................................           0.2           5.1            0.2
                                                                     -------------- --------------- --------------
Income (loss) before cumulative effect of change in accounting               7.4          (3.9)          (0.7)
principle.........................................................
Cumulative effect of change in accounting principle, net of taxes           (0.1)          -              -
                                                                     -------------- --------------- --------------
Net income (loss) ................................................           7.3%         (3.9)%         (0.7)%
                                                                     ============== =============== ==============

Year Ended June 30, 2001 Compared to Year Ended June 29, 2002

Net Revenues. Net revenues increased 28% from $112.7 million in fiscal 2001 to $143.7 million in fiscal 2002 as a result of a full year reporting of combined company results following the LAC acquisition. Our revenue concentration continued to shift to the equipment segment of our business as our revenues generated by equipment sales increased from 76% of total net revenues in fiscal 2001 to 91% in fiscal 2002.

Net revenues from thin film coating equipment increased from $85.2 million in fiscal 2001 to $131.1 million in fiscal 2002, due primarily to a full year reporting of combined company results following the LAC acquisition. However, equipment backlog declined from $99.2 million at the end of fiscal 2001 to $41.1 million at the end of fiscal 2002 primarily due to a weakness in bookings for new orders in the architectural and FPD portions of the equipment business during fiscal 2002.

Thin film coated glass revenues decreased 54% from $27.5 million in fiscal 2001 to $12.7 million in fiscal 2002. This reduction resulted from lower prices which reduced our gross margins, and reduced demand for glass used in cellular phones, touch panels, and the microdisplay market.

Gross Profit. Gross profit increased from $22.7 million in fiscal 2001 to $32.2 million in fiscal 2002, largely driven by the increased revenues from the equipment segment of our business as we reported a full year of combined company operations following the LAC acquisition. Gross profit margins were 20% in fiscal 2001 and 22% in fiscal 2002. Equipment revenues generally have higher gross profit margins than coated glass revenues. Gross margins were negatively affected during the year by sales of certain coated glass inventory at a market price that had moved below cost. Additionally we experienced a cost overrun on a transport system for an architectural glass equipment customer.

Selling, General and Administrative. Selling, general and administrative expenses increased from $16.0 million in fiscal 2001 to $24.1 million in fiscal 2002. This increase represents a full year of combined company results following the LAC acquisition. As a percentage of net revenues, selling, general and administrative expenses were 14% in fiscal 2001 and 17% in fiscal 2002.

Research and Development. Research and development expenses increased 45% from $6.5 million in fiscal 2001 to $9.4 million in fiscal 2002. This increase represents a full year of operations of the combined company following the LAC acquisition. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development and technology development for OLED, Solar, PET bottle process development and other research and development activities. As a percentage of net revenues, research and development expenses were 6% in fiscal 2001 and 7% in fiscal 2002.

Amortization of Goodwill and Other Intangible Assets. In fiscal year 2001, amortization of goodwill and other intangible assets related to the LAC acquisition included an $11.5 million write off of in-process research and development, $3.4 million related to goodwill and $1.7 million related to intangible assets. Following the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2001, goodwill and certain other intangible assets related to assembled workforce are no longer being amortized. In fiscal year 2002, amortization of other intangible assets was $3.4 million.

Interest Income. Interest income was $1.0 million in fiscal 2001 and $701,000 in fiscal 2002. Because we principally used available cash and bank borrowings to fund the LAC acquisition, interest income in the first half of fiscal 2001 changed to interest expense in the second half of fiscal 2001, as we incurred interest expense under our credit facility. The use of our bank line of credit continued until the second quarter of fiscal 2002 when we raised additional cash, through an offering of common stock, and we reduced our borrowings. In the third and fourth quarters of fiscal 2002, we invested the cash reserves and returned to interest income. At the end of fiscal 2001 our average investment yield was 4.7% compared to 2.6% at the end of fiscal 2002.

Other Income. Other income increased from $805,000 in fiscal 2001 to $2.2 million in fiscal 2002. Other income includes items such as realized foreign currency transaction adjustments and royalties earned from the China JV. We receive a 2% royalty on all sales by the China JV, payable quarterly. Much of the increase in fiscal 2002 was due to $762,000 for the reversal of excess reserves set aside for the completion of the required building reconditioning cost for the facility in Alzenau to house all manufacturing operations in a single location and $588,000 for the recognition of a non-refundable advance payment from a customer who went bankrupt which was previously recorded as a liability on our balance sheet.

Equity Earnings of Joint Venture. Our equity earnings of the China JV decreased from $4.4 million in fiscal 2001 to $465,000 in fiscal 2002. The 90% decrease in equity earnings is primarily due to the weakness in the market for cellular phones as excess handset inventories have reduced the demand for coated glass.

Income Tax Benefit. We recorded a tax benefit during fiscal 2002 of $227,000. The income tax benefit for 2002 was reduced by approximately $1.9 million due to the establishment of a valuation allowance on net operating loss. The income tax benefit for fiscal 2001 of $5.8 million, reflects the tax effect of goodwill and other intangible assets, tax-free investment and interest income, and equity earnings of the Joint Venture will be reinvested in the Joint Venture. For German tax purposes, the amount reported as goodwill and other intangible assets on our balance sheet and the amount of in-process research and development that was charged to expense, will be amortized over 15 years and will be deductible as amortized.

Year Ended July 1, 2000 Compared to Year Ended June 30, 2001

Net Revenues. Net revenues increased 167% from $42.3 million in fiscal 2000 to $112.7 million in fiscal 2001 as a result of the LAC acquisition.

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

Thin film coated glass revenues decreased 22% from $35.2 million in fiscal 2000 to $27.5 million in fiscal 2001. This reduction was caused by reduced demand for super twisted nematic, or STN, glass used in cellular phones due to excess inventory of handsets. In addition, during fiscal 2001, we shifted production capacity for manufacturing coated glass to the China JV by selling a coating machine previously used in our Longmont, Colorado, facility to the China JV, shifting revenues to the China JV and reducing our coated glass revenues.

Gross Profit. Gross profit increased from $5.7 million in fiscal 2000 to $22.7 million in fiscal 2001, largely driven by the shift in product mix from glass to equipment revenues and the increased revenues resulting from the LAC acquisition. Gross profit margins were 13% in fiscal 2000 and 20% in fiscal 2001. Equipment revenues generally have higher gross profit margins than coated glass revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased from $4.3 million in fiscal 2000 to $16.0 million in fiscal 2001. The substantial increase in fiscal 2001 resulted largely from the additional administrative, sales and marketing personnel from the LAC acquisition. As a percentage of net revenues, selling, general and administrative expenses were 10% in fiscal 2000 and 14% in fiscal 2001. While we expect some synergies in the combination of marketing forces, we project selling, general and administrative expenses as a percentage of net revenues to remain at levels similar to those we experienced in the second half of fiscal 2001.

Research and Development. Research and development expenses increased 360% from $1.4 million in fiscal 2000 to $6.5 million in fiscal 2001. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development efforts. The increase in research and development expenses resulted largely from the additional staff and research and development operations in Germany. As a percentage of net revenues, research and development expenses were 3.3% in fiscal 2000 and 5.7% in fiscal 2001. Because of the significant product development opportunities, particularly in the PET bottle, OLED and solar markets, we expect research and development expenses as a percent of net revenues for fiscal 2002 to remain at levels similar to those we experienced in the second half of fiscal 2001.

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

Other Income. Other income increased from $272,000 in fiscal 2000 to $805,000 in fiscal 2001. Other income includes items such as realized foreign currency transaction adjustments and royalties earned from the China JV. We receive a 2% royalty on all sales by the China JV, payable quarterly.

Equity Earnings of Joint Venture. Our equity earnings of the China JV was $2.4 million in fiscal 2000 and $4.4 million in fiscal 2001. The increase results from the transition of manufacturing capacity to the China JV.

Income Tax Benefit. We recorded a tax benefit during fiscal 2001 of $5.8 million. The tax benefit reflects the tax effect of goodwill and other intangible assets, tax-free investment and interest income, and equity earnings of the Joint Venture that is not subject to taxation. For German tax purposes, the amount reported as goodwill and other intangible assets on our balance sheet and the amount of in-process research and development that was charged to expense, will be fully amortized over 15 years and will be fully deductible as amortized. The income tax benefit for fiscal 2000 was $97,000, representing an effective tax rate of negative 3.3%. This benefit was primarily derived from the reversal in fiscal 2000 of the income tax accrual in fiscal 1999 on the equity income from the China JV due to the determination that the earnings would not be distributed for the foreseeable future. Other factors contributing to the relatively low effective tax rate in fiscal 2000 were tax-free investment and interest income and current year equity earnings of the China JV that are not subject to tax.

Quarterly Results of Operations

The following table sets forth summary unaudited quarterly financial information for the eight fiscal quarters ended June 29, 2002. In the opinion of management, such information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and reflects all necessary adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period and any trends reflected in such results may not continue in the future. Our results of operations may be subject to significant quarterly variations.

                                              Fiscal 2001 Quarters Ended                 Fiscal 2002 Quarters Ended
                                       --------------------------------------------------------------------------------------
                                        Sept 30,   Dec 30,  March 31,  June 30,   Sept 29,   Dec 29,    March 30   June 29,
                                          2000      2000       2001      2001       2001       2001       2002       2002
                                       --------------------------------------------------------------------------------------
                                                          (unaudited in thousands, except per share data)
Net revenues..........................  $16,870    $10,309   $44,981    $40,528   $41,283    $39,231    $32,166    $31,038
Cost of goods sold ...................   14,322      9,861    35,293     30,518    31,261     29,148     25,275     25,840
                                       ---------- --------- ---------- ---------- --------- ---------- ---------- -----------
Gross profit .........................    2,548        448     9,688     10,010    10,022     10,083      6,891      5,198
Operating expenses:
  Selling, general and administrative.    1,689      1,536     6,354      6,446     6,603      6,708      5,942      4,848
  Research and development............      413        485     2,632      2,955     2,079      1,978      2,343      3,001
   Amortization of goodwill and other
       intangible assets..............     -          -       13,969      2,568       839        839        839        839
                                       ---------- --------- ---------- ---------- --------- ---------- ---------- -----------
Operating income (loss)...............      446     (1,573)  (13,267)    (1,959)      501        558     (2,233)    (3,490)
Other (expense) income:
  Interest income (expense)...........      536        666       (90)       (78)      (53)        36        212        506
  Other income (expense)..............      107        230       108        358       309        286          7      1,647
  Equity earnings of joint venture....    1,285      1,647     1,041        448       110        153        150         52
                                       ---------- --------- ---------- ---------- --------- ---------- ---------- -----------
Income (loss) before income taxes.....    2,374        970   (12,208)    (1,231)      867      1,033     (1,864)    (1,285)
Income tax benefit (provision)........     (120)       483     5,399         (2)     (311)      (282)       618        202
                                       ---------- --------- ---------- ---------- --------- ---------- ---------- -----------
Net income (loss).....................  $ 2,254    $ 1,453   $(6,809)   $(1,233)  $   556    $   751    $(1,246)   $(1,083)
                                       ========== ========= ========== ========== ========= ========== ========== ===========

Net income (loss) per share:
  Basic...............................  $  0.37    $  0.24   $ (1.03)   $ (0.21)  $  0.05    $  0.07    $ (0.11)   $ (0.10)
                                       ========== ========= ========== ========== ========= ========== ========== ===========
  Diluted.............................  $  0.36    $  0.23   $ (1.03)   $ (0.21)  $  0.05    $  0.07    $ (0.11)   $ (0.10)
                                       ========== ========= ========== ========== ========= ========== ========== ===========
Weighted average common shares
outstanding:
  Basic...............................    6,041      6,052     6,752      6,809     6,798      9,086     10,998     11,022
                                       ========== ========= ========== ========== ========= ========== ========== ===========
  Diluted.............................    6,279      6,267     6,752      6,809     6,987      9,353     10,998     11,022
                                       ========== ========= ========== ========== ========= ========== ========== ===========

The following table sets forth the above unaudited information as a percentage of net revenues.

                                                   Fiscal 2001 Quarter Ended                      Fiscal 2002 Quarter Ended
                                          ---------------------------------------------  ---------------------------------------------
                                           Sept 30,   Dec 30,    March 31,   June 30,     Sept 29,   Dec 29,   March 30,   June 29,
                                             2000       2000       2001        2001         2001      2001       2002        2002
                                          ---------- ---------- ----------- -----------  ---------- --------- ----------- ------------
                                                                                  (unaudited)
Net revenues............................      100.0%     100.0%     100.0%      100.0%       100.0%    100.0%     100.0%      100.0%
Cost of goods sold......................       84.9       95.7       78.5        75.3         75.7      74.3       78.6        83.3
                                          ---------- ---------- ----------- -----------  ---------- --------- ----------- ------------
Gross profit............................       15.1        4.3       21.5        24.7         24.3      25.7       21.4        16.7
Operating expenses:
   Selling, general and administrative..       10.0       14.9       14.1        15.9         16.0      17.1       18.5        15.6
   Research and development.............        2.5        4.7        5.9         7.3          5.1       5.1        7.2         9.7
   Amortization of goodwill and other
       intangible assets................        -          -         31.0         6.3          2.0       2.1        2.6         2.7
                                          ---------- ---------- ----------- -----------  ---------- --------- ----------- ------------
Operating income (loss) ................        2.6      (15.3)     (29.5)       (4.8)         1.2       1.4       (6.9)      (11.3)
Other (expense) income
   Interest income (expense)............        3.2        6.5       (0.2)       (0.2)        (0.1)      0.1        0.6         1.6
   Other income (expense) ..............        0.7        2.2        0.2         0.9          0.7       0.7        0.1         5.3
   Equity earnings of joint venture.....        7.6       16.0        2.3         1.1          0.3       0.4        0.4         0.2
                                          ---------- ---------- ----------- -----------  ---------- --------- ----------- ------------
Income (loss) before income taxes.......       14.1        9.4      (27.2)       (3.0)         2.1       2.6       (5.8)       (4.2)
Income tax benefit (provision)..........       (0.7)       4.7       12.0         -           (0.8)     (0.7)       1.9         0.7
                                          ---------- ---------- ----------- -----------  ---------- --------- ----------- ------------
Net income (loss)......................        13.4%      14.1%     (15.2)%      (3.0)%        1.3%      1.9%      (3.9)%      (3.5)%
                                          ========== ========== =========== ===========  ========== ========= =========== ============

Our quarterly results of operations may be subject to significant fluctuations due to several factors, including the timing of orders, manufacturing and customer budget cycles and general economic conditions as they affect the industries which use our products. The volume of equipment sales is significantly dependent on our customers’ capital spending patterns. Prior to the LAC acquisition on December 31, 2000, our coated glass products were used primarily in calculators, cell phones and personal digital assistants, and our equipment products were used primarily in plasma televisions. Certain of these industries have experienced fluctuations, both in increased and decreased demand, as a result of general market conditions. With the LAC acquisition, we now are selling products into a wider variety of geographic and product markets that may be sensitive to different market forces.

We acquired the LAC business in the third quarter of fiscal 2001. At the time of the acquisition, we wrote-off $11.5 million of purchased in-process research and development, and in the third and fourth quarters of fiscal 2001 amortized a portion of the goodwill and other intangible assets from the LAC acquisition. During fiscal 2002, following the adoption of FASB 142, we continued to amortize only the intangible assets related to the LAC acquisition. Because we principally used available cash and bank borrowings to fund the LAC acquisition, interest income in the first half of fiscal 2001 changed to interest expense in the second half of fiscal 2001, as we incurred interest expense under our credit facility. The use of our bank line of credit continued until the second quarter of fiscal 2002 when we raised additional cash, through an offering of common stock, and we reduced our borrowings. In the third and fourth quarters of fiscal 2002, we invested the cash reserves and returned to interest income.

From the second half of fiscal 2001 and through all of fiscal 2002, cell phone manufacturers experienced a surplus inventory of handsets and reduced their demand for STN coated glass causing our China JV’s earnings to fall dramatically and reducing revenues and margins for glass sold through our Longmont operations. This industry downturn negatively affected gross margins on coated glass produced in Longmont and earnings of the China JV for the third and fourth quarters of fiscal 2001 and throughout fiscal 2002.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We recognize revenues on a majority of contracts relating to the construction and sale of thin film coating equipment using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances may be required.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by GAAP versus U.S. tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we were to believe that the recovery were less likely, we would establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination were made.

Liquidity and Capital Resources

We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock, a private offering of preferred stock and bank borrowings. Cash provided by operating activities was $40.4 million for fiscal 2001 compared to cash used by operating activities of $37.3 million for fiscal 2002. During fiscal year 2002, the Company purchased marketable securities of $43.5 million. Cash from operations primarily decreased as a result of a decline in operating results. As of June 29, 2002, we had cash and cash equivalents of approximately $39.1 million, marketable securities of $43.5 million and working capital of $79.8 million.

The total consideration for the LAC acquisition was $87.7 million including 673,353 shares of our common stock, $67.5 million in cash and transaction costs of $2.8 million. The purchase price of the LAC acquisition was financed through available cash, bank borrowings and the issuance of $10.0 million of Preferred Stock.

The $10.0 million of Preferred Stock accrued dividends at a blended rate of 8.2% and dividends were paid quarterly at a 7% rate until October 16, 2001, when the rate increased to 8.5%. Dividends were paid in cash. During December 2001, the Preferred Stock was converted into 506,328 shares of Common Stock. Purchasers of Preferred Stock and their agent also received warrants to purchase an aggregate of 75,949 shares of common stock with an exercise price of $22.33 per share. In addition, our placement agent received warrants to purchase 17,468 shares of common stock with an exercise price of $20.09 per share. As of June 29, 2002, the warrants remain outstanding.

Our $11.5 million credit facility with a commercial bank will expire on September 17, 2002. As of June 29, 2002, we had $7.0 million outstanding in a letter of credit, compared with $9.0 million outstanding in both borrowing and a letter of credit on June 30, 2001. On June 30, 2001, approximately $5.0 million outstanding under this facility was a letter of credit representing our guarantee of the debt of the China JV, which increased to $7.0 million as of June 29, 2002. We are required under the terms of the China JV to provide credit support on a several basis for 50% of the China JV’s bank indebtedness. The China JV currently has a $14.0 million revolving credit facility with Sumitomo Bank, for which we must provide a secured guarantee covering $7.0 million. The present level of borrowing represents the use of 60% of the available credit under our facility. The Company pays an annual fee of approximately 1.75% for the letter of credit. The credit facility generally restricts our ability to make capital expenditures, incur additional indebtedness, enter into capital leases or guarantee obligations. To remain in compliance with the credit agreement, we must also maintain certain financial ratios. We intend to let this facility expire and establish a credit facility that will encompass the Joint Venture debt guarantee in the future. We have currently arranged to provide our guarantee once our line of credit expires, for the debt at the Joint Venture using a German bank. We will use cash as the collateral supporting a $7.0 million bank guarantee until an adequate credit facility is in place.

Capital expenditures were $1.4 million for fiscal 2001 and $1.6 million for fiscal 2002. We anticipate capital expenditures of approximately $2.3 million in fiscal 2003. Our capital expenditures have consisted primarily of purchases related to product development.

Cash used by investing activities was $62.2 million in fiscal 2001 for the LAC acquisition and $11.0 million in fiscal 2002.

We believe that our working capital and operating needs will continue to be met by cash from operations, and proceeds from the offering, which closed in November 2001. Our capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations and commercial commitments as of June 29, 2002 (in thousands).

                                                          Payments Due by Period
                                   ---------------------------------------------------------------------
                                                  Less than 1                                 After 5
Contractual Cash Obligations           Total          year       1-3 years     4-5 years       years
---------------------------------- -------------- ------------- ------------- ------------  ------------
Operating Leases:
Buildings.........................  $   43,449     $    5,671    $   15,558    $   10,342    $   11,878
Office Equipment..................         713            421           289             3          -
Other.............................         293            227            66          -             -
Capital Lease - Office Equipment..          87             60            27          -             -
                                   -------------- ------------- ------------- ------------  ------------
                                    $   44,542     $    6,379    $   15,940    $   10,345    $   11,878
                                   ============== ============= ============= ============  ============

                                               Amount of Commitment Expiration Per Period
                                        ----------------------------------------------------------
                                           Total
                                          Amounts      Less than 1
Other Commercial Commitments             Committed        year          1-3 years    Over 3 years
--------------------------------------- ------------- -------------- -------------- --------------
Letter of Credit....................     $     7,000   $      7,000   $       -      $       -
Bank Guarantees.....................           1,739          1,286            453           -
Other Commercial Commitments........           1,267            836            431           -
                                        ------------- -------------- -------------- --------------
   Total Commercial Commitments.....     $    10,006   $      9,122   $        884   $       -
                                        ============= ============== ============== ==============

The fair value of contracts outstanding as of June 29, 2002 is as follows (in thousands):

                                         Fair Value of Contracts at Period-End
                         ----------------------------------------------------------------------
                         Maturity less    Maturity 1-3       Maturity in          Total fair
Source of Fair Value     than 1 year         years       excess of 4 years         value
-----------------------  ---------------  --------------  -------------------   ---------------
Prices actively quoted    $       3,230    $       -       $         -           $       3,230
                         ===============  ==============  ===================   ===============

The operating leases primarily include leases for offices, factories and office equipment throughout our operations. The letter of credit represents our guarantee of 50 percent of the China JV’s outstanding debt as of June 29, 2002, which was covered by our $11.5 million credit facility with a commercial bank. The letter of credit is the only obligation against the $11.5 million credit facility at June 29, 2002. Our other commercial commitments consist of software licenses and third party service contracts. The bank guarantees are required by our customers primarily in China ensuring the progress payments made to the Company and are terminated when the contract terms are fulfilled.

Recent Financial Accounting Standards Board Statement

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. The Company is currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is not expected to have a material impact on the Company.

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

SFAS Nos. 141 and 142 establish a new method of testing goodwill for impairment and require that goodwill be separately tested for impairment using a fair-value-based approach. The provisions apply not only to goodwill arising from acquisitions completed after June 30, 2001 but also to the unamortized balance of goodwill at the date of adoption. We adopted the standard early, effective July 1, 2001. We completed our first impairment test in fiscal 2002 and the value of the goodwill exceeded the book value of the asset on our balance sheet. Therefore no impairment necessary.

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

As of June 29, 2002, our investment consisted primarily of equity securities, corporate, government and municipal bonds and money market mutual funds of $43.5 million, and earned approximately $845,000 for the fiscal year, at an average interest rate of approximately 2.0%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in approximately $425,000 less interest income for the fiscal year ended June 29, 2002.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At June 29, 2002, we had approximately $2.0 million of accounts receivable and approximately $421,000 of accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $16,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at June 29, 2002. At June 29, 2002, we had approximately $4.8 million of accounts receivable and approximately $7.5 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $27,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at June 29, 2002.

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

Our cash position includes amounts denominated in foreign currencies primarily Euros. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of operations as well as tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations.

Effective January 1, 1999, eleven of fifteen member countries of the European Union established permanent rates of exchange between the members’ national currencies and a new common currency, the “Euro.” In this first phase, the Euro is available for non-cash transactions in the monetary, capital, foreign exchange and interbank markets. National currencies will continue to exist as legal tender and may continue to be used in commercial transactions until the Euro currency is issued in January 2002 and the participating members’ national currencies are withdrawn by July 2002. Our European operations are located in Germany, which is participating, in this monetary union.

Effective October 2001, we converted our European operations from German marks to the Euro. Any costs associated with the introduction of the Euro were expensed as incurred.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Report on Form 10-K and the documents incorporated herein by reference which are not statements of historical fact (including statements in the future tense and those which include terms such as “believe,” “will,” “expect,” and “anticipate”) contain forward-looking statements that involve risks and uncertainties. The Company’s actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the effect of changing worldwide economic conditions, such as those in Asia, the risk of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other factors including those discussed in ITEM 1 above in this Report and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in ITEM 7, as well as those discussed elsewhere in this Report and the documents incorporated herein by reference.

ITEM 8:  Financial Statements and Supplementary Data

Applied Films Corporation and Subsidiaries

Index To Consolidated Financial Statements

Page
Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001.....................................................................................	37
Consolidated Statements of Operations for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000............	38
Consolidated Statements of Stockholders' Equity for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000......................................................................................................................................................................	39
Consolidated Statements of Cash Flows for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000...........

Notes to Consolidated Financial Statements...........................................................................................................................
40 41

Report of Independent Auditors

To the Stockholders of Applied Films Corporation:

We have audited the accompanying consolidated balance sheet of APPLIED FILMS CORPORATION and subsidiaries as of June 29, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal year ended June 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Films Corporation and subsidiaries, as of June 29, 2002 and the consolidated results of their operations and their cash flows for the fiscal year ended June 29, 2002, in conformity with accounting principles generally accepted in the United States.

Denver, Colorado July 22, 2002.	/s/ ERNST & YOUNG LLP

Report of Independent Public Accountants

This report is a copy of a previously issued Arthur Andersen LLP report which has not been reissued by Arthur Andersen LLP.

To the Stockholders of Applied Films Corporation:

We have audited the accompanying consolidated balance sheets of APPLIED FILMS CORPORATION (a Colorado corporation) and subsidiaries as of June 30, 2001 and July 1, 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended June 30, 2001, July 1, 2000, and July 3, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Denver, Colorado July 19, 2001.	/s/ ARTHUR ANDERSEN LLP

Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                                       June 29, 2002               June 30, 2001
                                                                                  -------------------------   -------------------------
ASSETS                                                                                      (in thousands except share data)
Current Assets:
   Cash and cash equivalents....................................................        $        39,105             $        26,236
   Marketable securities........................................................                 43,544                        -
   Accounts and trade notes receivable, net of allowance of $997 and $1,142,
          respectively..........................................................                  9,160                      12,267
   Revenue in excess of billings................................................                 27,246                      29,717
   Inventories..................................................................                 10,101                      16,599
   Prepaid expenses and other...................................................                  1,845                         836
   Deferred tax asset, net......................................................                   -                            989
                                                                                  -------------------------   -------------------------
     Total current assets.......................................................                131,001                      86,644

Property, plant and equipment, net of accumulated depreciation of $11,009 and
        $9,998, respectively....................................................                  7,640                       7,746
Goodwill and intangible assets, net of accumulated amortization of $8,392 and
        $5,036, respectively....................................................                 55,408                      58,097
Investment in Joint Venture.....................................................                 10,004                       9,852
Deferred tax asset, net.........................................................                 11,398                       6,780
Other assets....................................................................                    373                         307
                                                                                  -------------------------   -------------------------
Total Assets....................................................................        $       215,824             $       169,426
                                                                                  =========================   =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Trade accounts payable.......................................................        $         9,662             $        13,063
   Accrued expenses.............................................................                 25,768                      39,841
   Billings in excess of revenue................................................                  8,213                       8,716
   Current portion of deferred gross profit, deferred gain and lease obligation                     414                         335
   Deferred tax liability.......................................................                  5,758                       2,129
                                                                                  -------------------------   -------------------------
        Total current liabilities...............................................                 49,815                      64,084

   Long-term portion of:
     Debt.......................................................................                   -                          6,483
     Deferred gross profit, deferred gain and lease obligation                                    2,427                       2,791
   Accrued pension benefit obligation...........................................                  9,012                       6,876
                                                                                  -------------------------   -------------------------
     Total Liabilities..........................................................                 61,254                      80,234
                                                                                  -------------------------   -------------------------

STOCKHOLDERS' EQUITY:
   Series A Convertible Preferred Stock; no par value, 1,000,000 shares authorized; 0 and 1,000 shares outstanding at June 29, 2002 and
          June 30, 2001, respectively...........................................                   -                          8,571
   Common Stock, no par value, 40,000,000 shares authorized, 11,027,310 and 6,832,701 shares issued and outstanding at June 29, 2002 and
          June 30, 2001, respectively...........................................                159,610                      83,207
   Warrants and stock options...................................................                    734                         876
   Other cumulative comprehensive loss..........................................                 (7,995)                     (7,020)
   Retained earnings............................................................                  2,221                       3,558
                                                                                  -------------------------   -------------------------
        Total Stockholders' Equity..............................................                154,570                      89,192
                                                                                  -------------------------   -------------------------

Total Liabilities and Stockholders' Equity......................................        $       215,824             $       169,426
                                                                                  =========================   =========================

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements Of Operations

                                                                           For The Fiscal Years Ended
                                                         ---------------------------------------------------------------
                                                            June 29, 2002         June 30, 2001        July 1, 2000
                                                         ---------------------------------------------------------------
                                                                     (in thousands, except per share data)
Net revenues.........................................      $   143,718          $   112,715          $    42,292

Cost of goods sold...................................          111,524               90,021               36,633
                                                         -------------------- -------------------- ---------------------
Gross profit.........................................           32,194               22,694                5,659

Operating expenses:
   Selling, general and administrative...............           24,101               16,027                4,324
   Research and development..........................            9,401                6,484                1,409
   Amortization of goodwill and other intangible assets          3,356               16,536                    -
                                                         -------------------- -------------------- ---------------------
Loss from operations.................................           (4,664)             (16,353)                 (74)

Other (expense) income:
   Interest income...................................              701                1,034                  447
   Other income, net.................................            2,249                  805                  272
   Equity earnings of Joint Venture..................              465                4,421                2,381
                                                         -------------------- -------------------- ---------------------
Income (loss) before income taxes and cumulative effect
 of change in accounting principle...................           (1,249)             (10,093)               3,026

Income tax benefit...................................              227                5,760                   97
                                                         -------------------- -------------------- ---------------------

Income (loss) before cumulative effect of change in
        accounting principle.........................           (1,022)              (4,333)               3,123
Cumulative effect of change in accounting principle,
        net of taxes.................................                -                    -                  (50)
                                                         -------------------- -------------------- ---------------------

Net income (loss)....................................           (1,022)              (4,333)               3,073

Preferred stock dividends............................             (315)                (367)                   -
                                                         -------------------- -------------------- ---------------------

Net income (loss) applicable to common stockholders..      $    (1,337)         $    (4,700)         $     3,073
                                                         ==================== ==================== =====================

Basic income (loss) per common share:
     Income (loss) before cumulative effect of change
          in accounting principle....................      $    (0.14)          $     (0.73)         $     0.73
     Cumulative effect of change in accounting principle         -                     -             $    (0.01)
                                                         -------------------- -------------------- ---------------------
     Net income (loss)...............................      $    (0.14)          $     (0.73)         $     0.72
                                                         ==================== ==================== =====================

Diluted income (loss) per common share:
   Income (loss) before cumulative effect of change in
        accounting principle.........................      $      (0.14)        $      (0.73)        $       0.70
   Cumulative effect of change in accounting principle             -                    -                   (0.01)
                                                         -------------------- -------------------- ---------------------
   Net income (loss)                                       $      (0.14)        $      (0.73)        $       0.69
                                                         ==================== ==================== =====================

Weighted average common shares outstanding:
   Basic.............................................            9,628                6,414                4,255
                                                         ==================== ==================== =====================
   Diluted...........................................            9,628                6,414                4,439
                                                         ==================== ==================== =====================

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                             Other
                                             Common Stock           Preferred Stock       Cumulative     Common                 Total
                                        -----------------------------------------------  Comprehensive   Stock     Retained  Stockholders'
                                          Shares       Amount      Shares      Amount        Loss       Warrants   Earnings    Equity
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
                                                                      (in thousands except per share data)
Balances, July 3, 1999.................  3,487,058   $  9,473         -       $    -      $    -        $    -     $  5,185   $  14,658

Comprehensive loss:
   Net income .........................       -          -            -            -           -             -        3,073       3,073
   Other comprehensive loss:
      Unrealized loss on foreign
        currency translation...........       -          -            -            -            (20)         -         -            (20)
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Total comprehensive loss...............       -          -            -            -            (20)         -        3,073       3,053

ESPP stock issuance ...................      5,481         39         -            -           -             -         -             39
Stock options, including income tax
   benefits    of $253 ................     48,317        383         -            -           -             -         -            383
Issuance of shares in connection with
   secondary offering (net of offering
   costs of $461) .....................  2,500,000     55,064         -            -           -             -         -         55,064
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Balances, July 1, 2000.................  6,040,856   $ 64,959         -       $    -      $     (20)    $    -     $  8,258   $  73,197

Comprehensive loss:
   Net loss............................       -          -            -            -           -             -       (4,333)     (4,333)
   Other comprehensive loss:
      Unrealized loss on foreign
        currency translation...........       -          -            -            -         (7,000)         -         -         (7,000)
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Total comprehensive loss...............       -          -            -            -         (7,000)         -       (4,333)    (11,333)

ESPP stock issuance ...................      3,916         55         -            -           -             -         -             55
Stock options, including income tax
   benefits     of $515 ...............    114,576        847         -            -           -             -         -            847
Issuance of stock in connection with
   acquisition of LAC..................    673,353     17,346         -            -           -             -         -         17,346
Issuance of Series A Convertible
   Preferred Stock ....................       -          -           1,000        8,571        -             -         -          8,571
Issuance of common stock warrants in
   connection with issuance of Series A
   Convertible Preferred Stock ........       -          -            -            -           -             876       -            876
Preferred stock dividends .............       -          -            -            -           -             -         (367)       (367)
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Balances, June 30, 2001................  6,832,701   $ 83,207        1,000    $   8,571   $  (7,020)    $    876   $  3,558   $  89,192

Comprehensive loss:
   Net loss............................       -          -            -            -           -             -       (1,022)     (1,022)
   Other comprehensive loss:
      Unrealized loss on foreign
        currency translation...........       -          -            -            -           (975)         -         -           (975)
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Total comprehensive loss...............       -          -            -            -           (975)         -       (1,022)     (1,997)

ESPP stock issuance ...................      8,799        145         -            -           -             -         -            145
Stock options..........................    105,980        756         -            -           -             (142)     -            614
Issuance of shares in connection with
   secondary  offering (net of
   offering costs of $823).............  3,573,502     66,931         -            -           -             -         -         66,931
Conversion of Series A Convertible
   Preferred Stock (net of costs of $6)    506,328      8,571       (1,000)      (8,571)       -             -         -           -
Preferred stock dividends .............       -          -            -            -           -             -         (315)       (315)
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Balances, June 29, 2002................ 11,027,310   $159,610         -       $    -      $  (7,995)    $     734  $  2,221   $ 154,570
                                        =========== ============ ========== =========== ============== ========== ========== ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                            For The Fiscal Years Ended
                                                                                  -----------------------------------------------
                                                                                   June 29, 2002  June 30, 2001   July 1, 2000
                                                                                  -----------------------------------------------
                                                                                                  (in thousands)
Cash Flows from Operating Activities:
Net income (loss)...............................................................      $  (1,022)     $  (4,333)      $   3,073
Adjustments to net income (loss):
   Depreciation and amortization of goodwill and other intangible assets........          5,575         18,630           1,826
   Amortization of deferred compensation and non-cash compensation expense......           -               143            -
   Amortization of deferred gain on lease and sale to joint venture.............           (362)          (334)           (220)
   Deferred income tax (benefit) provision......................................           -            (4,509)           (628)
   Equity earnings of joint venture.............................................           (152)        (4,106)         (2,217)
   Deferred gain on equipment sale to joint venture.............................           -             1,386            -
   Cost of equipment sale to joint venture......................................           -             2,251            -
   Loss on disposal of equipment................................................             55           -               -
   Changes in:
     Sale (purchases) of marketable securities held as trading securities, net..        (43,544)        20,167         (20,167)
     Accounts and trade notes receivable, net...................................          3,107          4,224            (991)
     Revenue in excess of billings..............................................          2,471         (7,203)         (3,011)
     Inventories................................................................          6,498          8,469          (1,872)
     Prepaid expenses and other.................................................         (1,075)           299             622
     Accounts payable and accrued expenses......................................         (8,372)        (3,339)          6,503
     Billings in excess of revenue..............................................           (503)         8,716            -
     Income taxes (receivable) payable..........................................           -               (98)            809
                                                                                  ---------------- --------------- --------------
       Net cash flows provided by (used in) operating activities................        (37,324)        40,363         (16,273)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment.....................................         (1,565)        (1,350)           (484)
Funds used for the acquisition of LAC...........................................         (9,459)       (60,857)           -
Purchase of assets held for sale................................................           -              -               (369)

Other...........................................................................           -              -                (64)
                                                                                  ---------------- --------------- --------------
     Net cash flows used in investing activities................................        (11,024)       (62,207)           (917)

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt......................................          1,570         18,862           3,623
Repayment of long-term debt.....................................................         (8,053)       (12,379)        (11,024)
Stock issuance on stock purchase plan, and stock options........................            759            387             422
Proceeds from issuance of preferred stock and warrants, net.....................           -             9,304            -
Proceeds from secondary offering................................................         67,754           -             55,525
Offering costs..................................................................           (823)          -               (461)
Dividends paid on preferred stock...............................................           (362)          (322)           -
                                                                                  ---------------- --------------- --------------
     Net cash flows provided by financing activities............................         60,845         15,852          48,085

Effect of exchange rate changes on cash and cash equivalents....................            372            170            -
                                                                                  ---------------- --------------- --------------
Net (decrease) increase in cash.................................................         12,869         (5,822)         30,895
Cash and cash equivalents, beginning of period..................................         26,236         32,058           1,163
                                                                                  ---------------- --------------- --------------
Cash and cash equivalents, end of period........................................      $  39,105      $  26,236       $  32,058
                                                                                  ================ =============== ==============

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized..............................      $     138      $     489       $     366
                                                                                  ================ =============== ==============
Cash received for income taxes, net.............................................      $    -         $      15       $     560
                                                                                  ================ =============== ==============

Noncash financing activity:
Capital lease obligations incurred for the purchase of equipment................      $      77      $    -          $    -
                                                                                  ================ =============== ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1.  COMPANY ORGANIZATION AND OPERATIONS

Applied Films Corporation (“Applied Films” or the “Company”) is a leading provider of thin film deposition equipment to the Flat Panel Display (“FPD”) industry, the Architectural, Automotive and Solar Glass industry, the Web Packaging industry and are pursuing the market for coatings on PET (polyethylene terephthalate) bottles. The Company’s high volume, large area deposition systems are used by its customers to deposit thin films that enhance the material properties of the base substrate. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that become critical elements of the composition of its customers’ products.

Additionally, the Company sells coated glass substrates to the FPD industry. These products are used by its customers as a component in the manufacturing of black and white liquid crystal displays (“LCD”). In June of 1998, the Company formed a 50/50 Joint Venture (the “Joint Venture”) in China with Nippon Sheet Glass Co. (“NSG”) to process, sell and export certain types of thin film coated glass (Note 5).

Since inception in 1976, the Company has manufactured deposition equipment for use in our coated glass production process. In 1996, when high end flat panel technologies demanded that LCD manufacturers process their own glass substrates in their factories, the Company expanded its product offerings to include its proprietary deposition equipment. Since that time, the Company began investing in the commercialization of thin film deposition equipment and coating processes for the high end of the LCD market. The recent growth in sales of equipment is the result of the acquisition of the Company’s largest competitor at the end of calendar 2000.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of the Joint Venture are accounted for using the equity method of accounting in the consolidated financial statements and the results appear in “Equity earnings of Joint Venture” (Note 5).

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

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2002, 2001 and 2000 all include 52 weeks.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Marketable Securities

The Company classifies all of its short-term investments that do not qualify as cash equivalents as trading securities. Such short-term investments consist of equity securities, corporate, government and municipal bonds and money market mutual funds. The Company classified all of its marketable securities as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Realized and unrealized gains and losses on such securities are reflected as other income in the accompanying statements of operations. Trading securities are carried at current market value, which are based upon quoted market prices using the specific identification method.

As of June 29, 2002, the Company had $26.6 million in corporate bonds, $9.7 million in municipal debt securities, $3.5 million in government bonds, $3.0 million in equity securities and $0.7 million related to money market mutual funds accrued interest and cash. The Company had no significant concentration of credit risk arising from investments and had no significant unrealized gains or losses at June 29, 2002.

Inventories

Inventories consist of glass related materials used in the production of coated glass, and materials used in the construction of systems. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at June 29, 2002 and June 30, 2001 consist of the following (in thousands):

                                                          June 29, 2002   June 30, 2001
                                                         ---------------- ---------------
               Raw materials, net......................   $      1,219     $      5,116
               Work-in-process.........................          4,809            5,822
               Materials for manufacturing systems.....          2,621              733
               Finished goods, net.....................          1,452            4,928
                                                         ---------------- ---------------
                                                          $     10,101     $     16,599
                                                         ================ ===============

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
                                                        -------------------------
                       Building                                         30 years
                       Machinery and equipment                        3-10 years
                       Office furniture and equipment                  3-5 years

Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

Goodwill and Other Intangible Assets

  (in thousands)                                                     June 29, 2002     June 30, 2001
                                                                   ------------------ ----------------
  Goodwill.........................................................  $    49,977        $    47,495
     Less accumulated depreciation.................................       (3,358)            (3,358)
                                                                   ------------------ ----------------
  Goodwill, net of accumulated amortization........................       46,619             44,137
                                                                   ------------------ ----------------

  Intangible Assets:
     Patents.......................................................       20,000             20,000
     Customer lists................................................        2,500              2,500
                                                                   ------------------ ----------------
       Intangible assets...........................................       22,500             22,500
     Less accumulated depreciation.................................       (5,034)            (1,678)
                                                                   ------------------ ----------------
  Intangible assets, net of accumulated amortization...............       17,466             20,822
                                                                   ------------------ ----------------

  Foreign currency conversion to U.S. dollar.......................       (8,677)            (6,862)
                                                                   ------------------ ----------------
  Goodwill and intangible assets, net of accumulated amortization..  $    55,408        $    58,097
                                                                   ================== ================

From January 1, 2001 to June 30, 2001, goodwill resulting from acquisitions was amortized using the straight-line method over an estimated useful life of seven years. Specifically identified intangible assets were amortized over estimated lives ranging from five to seven years. Additions to goodwill resulted from the final purchase price adjustment in connection with the LAC acquisition.

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

SFAS Nos. 141 and 142 establish a new method of testing goodwill for impairment, requiring that goodwill be separately tested for impairment using a fair-value-based approach. The provisions apply not only to goodwill arising from acquisitions completed after June 30, 2001 but also to the unamortized balance of goodwill at the date of adoption. The Company adopted the standards early effective July 1, 2001. As a result of the first annual goodwill impairment test, it was determined there was no impairment of goodwill.

The following table summarizes the reported net losses for the fiscal years ended June 29, 2002 and June 30, 2001, adjusted to exclude goodwill amortization expense, and the related tax effect, that would not have been recorded had the provisions of SFAS 142 been in effect July 1, 2000 (in thousands, except per share amounts):

        Reported net loss                                       $   (1,022)         $   (4,333)
        Goodwill amortization, net of tax                             -                  2,105
                                                            ----------------    ----------------
             Adjusted net loss                                  $   (1,022)         $   (2,228)
                                                            ================    ================

        Basic and diluted loss per share - as reported          $    (0.14)         $    (0.73)
                                                            ================    ================
        Basic and diluted loss per share - adjusted             $    (0.14)         $    (0.35)
                                                            ================    ================

Impairment of Long-Lived Assets

With the exception of goodwill, the Company evaluates the carrying value of all long-lived assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates. Also, the Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets, which it believes, it will more likely than not fail to realize.

Joint Venture Income Taxes

During fiscal year 2000, the Company determined that the earnings from the Joint Venture would not be distributed to the Company for the foreseeable future; therefore, a provision for U.S. income taxes need not be provided on the earnings from the Joint Venture. During fiscal year 1999, the Company accrued for income taxes to be paid on the earnings from the Joint Venture at a rate of 34%. Based on the fiscal year 2000 determinations, the taxes originally provided during fiscal year 1999, as well as those provided through the first quarter of fiscal year 2000 on the earnings from the Joint Venture, were reversed in the second quarter of fiscal year 2000 resulting in an additional tax benefit for fiscal year 2000 of approximately $260,000. No provision for taxes on Joint Venture earnings has been accrued during fiscal years 2001 and fiscal year 2002.

Deferred Gain

During 1997, the Company entered into a lease transaction with a third party for the Company’s manufacturing and administrative facility in Longmont, Colorado, which included a purchase option early in the lease period. The Company sold this purchase option to another third party, who exercised this option and purchased the building. The Company then entered into a new lease of the facility, which includes a purchase option (Note 10). The Company received $834,000 from the original purchase option, which is deferred and is shown on the balance sheet in current and long term liabilities as deferred gain and is being amortized on a straight-line basis over the term of the lease of 15 years.

Coated Glass and Spare Parts Revenue Recognition

Coated glass and spare parts revenues are recognized upon shipment to the customer when the title to the goods pass pursuant to the terms specified in the purchase order. A provision for estimated sales returns and allowances is recognized in the period of the sale.

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

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms, which occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress at June 29, 2002 and June 30, 2001 are as follows (in thousands):

                                                                    June 29, 2002    June 30, 2001
                                                                   ---------------- ----------------
   Costs incurred on contracts in progress and estimated profit     $    121,273     $    100,013
   Less: billings to date                                               (102,240)         (79,012)
                                                                   ---------------- ----------------
      Revenue in excess of billings, net                            $     19,033     $     21,001
                                                                   ================ ================

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

Losses on contracts in process are recognized in their entirety when the loss becomes evident and the amount of loss can be reasonably estimated. As of June 29, 2002, the Company had accrued approximately $2.6 million for loss contracts and $10 million as of June 30, 2001. The $7.4 million decrease in losses on contracts is due to the realization of losses upon the completion of several projects primarily during the third quarter of fiscal 2002. These projects were obtained during the LAC acquisition and an adequate allowance for losses was made at the time of acquisition.

Deferred Gross Profit

During fiscal years 2002, 2001 and 1999, the Company sold certain thin film coating equipment to the Joint Venture (Note 5). Because the Company owns 50% of the Joint Venture, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross profit, approximately $0.0, $1.3 million and $1.4 million, respectively, which will be recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the Joint Venture and the estimated depreciable life of the equipment. The thin film equipment sold to the Joint Venture in fiscal year 2002 did not result in gross profit. The amortization of the gross profit is included with “Equity earnings of Joint Venture” in the accompanying consolidated statements of operations.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $9.4 million, $6.5 million, and $1.4 million of research and development expenses for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000, respectively, net of reimbursements received from a contracting research organization.

In addition, during fiscal year 2001, the Company recognized an $11.5 million non-recurring charge to write-off in-process research and development costs obtained in the acquisition of LAC. This charge is included in amortization of goodwill and other intangible assets on the accompanying consolidated statement of operations.

Foreign Currency Transactions

The Company generated 39%, 67% and 93% of its revenues in fiscal years 2002, 2001 and 2000, respectively, from sales to foreign corporations located outside of the Company’s manufacturing centers in the United States and Europe, which are primarily in Asia. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company’s sales and purchases are denominated in U.S. dollars, with the remainder denominated in Euros or Japanese yen. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the year, and any unrealized gains or losses are recorded as an accumulated translation adjustment in “Other cumulative comprehensive loss” on the balance sheet at the end of the period.

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

Other Cumulative Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Other cumulative comprehensive income for the Company represents foreign currency items associated with the translation of the Company’s investment in its foreign subsidiaries and the Joint Venture.

Net Income (Loss) Per Common Share

The Company follows SFAS No. 128, “Earnings per Share” which establishes standards for computing and presenting basic and diluted earnings per share (“EPS”). Under this statement, basic earnings (loss) per share is computed by dividing the income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the income or loss available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method.

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows (in thousands of shares):

                                                                  2002          2001          2000
                                                              ------------- ------------- -------------
 Weighted average number of common shares outstanding               9,628         6,414         4,255
      (shares used in basic earnings per share computation)
 Effect of potentially dilutive securities ................           N/A           N/A           184
                                                              ------------- ------------- -------------
 Shares used in diluted earnings per share computation ....         9,628         6,414         4,439
                                                              ============= ============= =============

The diluted share base for fiscal years 2002 and 2001 exclude incremental shares of 285,000 and 556,000, respectively, related to all outstanding stock options and warrants. These shares are excluded due to their antidilutive effect as a result of the Company’s loss from continuing operations during fiscal years 2002 and 2001.

For the fiscal years 2002 and 2001, earnings available to common stockholders include a reduction for dividends on the Series A Convertible Preferred Stock of $315,000 and $367,000, respectively. As of December 28, 2001, all convertible Preferred Stock was converted to common stock of the Company and therefore no dividends are due and payable under this issue following that date (Note 6).

Change in Accounting Principle

In April 1998, the AICPA issued SOP No. 98-5, “Reporting on the Costs of Start-up Activities.” SOP No. 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. Generally, initial application of SOP No. 98-5 should be reported as the cumulative effect of a change in accounting principle. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Through the end of fiscal 1999, the Company had been deferring certain start-up costs related to the Joint Venture in China (Note 5). A charge for the application of SOP No. 98-5 was recorded as a change in accounting principle during fiscal 2000.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51 "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. SFAS No. 144 did not have a material effect on the Company's financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is not expected to have a material impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. The Company is currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated after December 31, 2002.

Related Parties

In addition to the Company’s Joint Venture investment described in Note 5, the Company has engaged in certain related party transactions. During fiscal 2002, 2001 and 2000, the Company recognized approximately $2.9 million, $2.4 million and $917,000, respectively, of sales revenue to a company and its affiliates of which a member of the Company’s board of directors is an officer, and the Company had $3.0 million, $1.3 million and $583,000, respectively, of purchases from a company of which another member of the Company’s board of directors is a member of the board of directors and a former officer.

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

                          Net current assets                        $  9,546
                          Long-term liabilities                       (9,029)
                          Goodwill                                    49,977
                          Other intangible assets                     22,500
                          Property, plant and equipment                3,167
                          In-process research and development         11,500
                                                                   -----------
                             Total allocation of purchase price     $ 87,661
                                                                   ===========

As a result of the final settlement of the acquisition transaction, the final valuation of the intangible assets and the allocation of the purchase price was completed during the third quarter of fiscal 2002. The determination of the final fair value resulted in an increase to intangibles and goodwill and a reduction of the net current assets. Intangible assets are being amortized on a straight line basis over periods of 5 to 7 years. Effective July 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and discontinued amortizing goodwill. As of June 30, 2001, the Company had amortized $3.4 million related to goodwill. In-process research and development represents the intangible value of in-process research and development projects that had not yet reached technical feasibility. The related technology had no alternative use and required substantial additional development by the Company. In-process research and development was charged to operations during the fiscal year 2001.

The following unaudited pro forma information reflects the pro forma consolidated results of operations for the Company giving effect to the LAC acquisition and related issuance of Series A Convertible Preferred Stock and warrants as if the transactions occurred on July 2, 2000 and July 4, 1999, respectively. The unaudited pro forma results include the unaudited historical operating results of LAC for six months ended December 31, 2000 and 12 months ended July 1, 2000, respectively. The unaudited pro forma data is not necessarily indicative of the Company’s results of operations that would actually have been reported if the transaction in fact had occurred on July 2, 2000 and July 4, 1999, respectively, and is not necessarily representative of the Company’s consolidated results of operations for any future period.

                                                                Fiscal Year Ended
                                          --------------------------------------------------------------
                                                  June 30, 2001                    July 1, 2000
                                          -------------------------------   ----------------------------
                                                      (in thousands, except per share data)
                                          Historical        Pro Forma       Historical       Pro Forma
                                          ------------   ----------------   ------------    ------------
                                                                   (unaudited)
Net revenues............................    $112,715       $174,740           $ 42,292        $119,460
Operating loss..........................     (16,353)       (23,272)               (74)        (20,189)
  Net loss..............................      (4,333)       (12,270)            (3,073)        (10,293)
Income (loss) per common share - basic
   and diluted..........................    $  (0.73)      $  (1.94)          $  (0.72)       $  (2.26)
                                          ============   ================   ============    ============

NOTE 4.  LONG-TERM DEBT

The Company had outstanding debt of $6.5 million as of June 30, 2001, which was considered long-term debt. During the first half of fiscal year 2002 this debt was repaid in full. Interest expense was $138,000, $489,000 and $328,000 for the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000, respectively.

In fiscal year 1998, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) with a domestic bank providing for a revolving credit facility (“Credit Facility”) with a maximum availability of $11.5 million. This Agreement expires on September 17, 2002, and the Company does not plan to renew. Borrowings are subject to a borrowing base formula based upon eligible accounts receivable, inventories, and equipment and fixtures; at the Company’s option, borrowing rates are based on the prime rate and/or the Eurodollar rate plus a factor varying based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Credit Facility contains restrictive covenants under which the Company must maintain a certain amount of tangible net worth and certain financial ratios as defined in the agreement, including a ratio of debt to EBITDA and a ratio of total liabilities to tangible net worth. The Company was in compliance with all covenants as of June 29, 2002. The Company also uses this Credit Facility to guarantee 50% of the debt of the Joint Venture or $7.0 million and $2.5 million as of June 29, 2002 and June 30, 2001, respectively. As of June 29, 2002, no amounts were outstanding under the Credit Facility.

NOTE 5.  INVESTMENT IN JOINT VENTURE

In June 1998, the Company formed a 50/50 Joint Venture with NSG in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the Joint Venture. During fiscal 2002, 2001 and 1999, the Company sold refurbished equipment to the Joint Venture for use in the process of thin film coating of glass. The sales prices were approximately $1.2 million, $5.6 million and $5.1 million, respectively. As the Company owns 50% of the Joint Venture, 50% of the gross profit on the sale of refurbished equipment was deferred and is being amortized as a gain in future periods (Note 2: Deferred Gross Profit).

The Joint Venture began operations during the fourth quarter of fiscal 1999. The Company records 50% of income or loss from operations of the Joint Venture after elimination of the impact of inter-entity transactions. The Company’s share of profits realized by the Joint Venture on sale of inventory to the Company are eliminated as are adjustments to inventory to the extent that such inventory is held by the Company at the end of the period. The functional currency for the Joint Venture is the local Chinese Yuan Renminbi. The Company’s investment in the Joint Venture is translated into U.S. dollars using the year-end exchange rate. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period. The cumulative translation gain or loss is recorded as “Other comprehensive income” in the Company’s consolidated financial statements.

During fiscal years 2002, 2001 and 2000, the Company purchased coated glass totaling $2.8 million, $5.8 million and $7.7 million, respectively, from the Joint Venture, of which $243,000, $1.1 million and $1.2 million, respectively, remained in inventory. In addition, the Company received cash royalty payments from the Joint Venture totaling $220,000 for the year ended June 29, 2002, $278,000 for the year ended June 30, 2001 and $284,000 for the year ended July 1, 2000. As of June 29, 2002, the Company has provided a letter of credit under its commercial loan facility to guarantee approximately $7.0 million of the debt of the Joint Venture.

Summarized statement of operations information for the Joint Venture for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000, is presented below (in thousands):

                                                                        Fiscal Year Ended
                                                         -----------------------------------------------
                                                          June 29, 2002   June 30, 2001    July 1, 2000
                                                         --------------- ---------------- --------------
Joint Venture:
  Operating revenues                                      $     24,264    $     32,360     $     23,882
                                                         =============== ================ ==============
  Net income                                              $        340    $      8,202     $      4,095
                                                         =============== ================ ==============
Applied Films' equity in earnings:
  Proportionate share of net income after eliminations    $        159    $      4,087     $      2,217
  Amortization of deferred gain on sale of equipment               306             334              164
                                                         --------------- ---------------- --------------
    Equity earnings of Joint Venture                      $        465    $      4,421     $      2,381
                                                         =============== ================ ==============

Summarized balance sheet information for the Joint Venture as of June 29, 2002, June 30, 2001, and July 1, 2000, is presented below (in thousands):

                                                   June 29, 2002   June 30, 2001   July 1, 2000
                                                  --------------- ---------------  -------------
        Assets:
           Current assets                             $  10,447       $   8,410        $  9,956
           Property, plant, and equipment, net           28,434          27,860           9,921
                                                  --------------- ---------------  -------------
                                                      $  38,881       $  36,270        $ 19,877
                                                  =============== ===============  =============
        Capitalization and liabilities:
           Current liabilities                        $   6,839       $   9,239        $  5,397
           Long-term debt (1)                            12,033           7,321           2,800
           Common shareholders' equity                   20,009          19,710          11,680
                                                  --------------- ---------------  -------------
                                                      $  38,881       $  36,270        $ 19,877
                                                  =============== ===============  =============

        (1)  The long-term debt is guaranteed 50% by the Company and 50% by NSG.

As of June 29, 2002 and June 30, 2001, the Company had accounts payable to the Joint Venture of approximately $547,000 and $42,000, and receivables from the Joint Venture of approximately $171,000 and $265,000, respectively.

NOTE 6.  STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On January 18, 2001, the Company sold $10.0 million in Series A Convertible Preferred Stock (“Series A Stock”) that was convertible into common stock at a conversion price of $19.75 per common share. The conversion price of the Series A Stock was subject to adjustment under certain circumstances. The Series A Stock carried a dividend rate of 7% until October 16, 2001, when the rate increased to 8.5%.

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

The estimated fair value of these warrants was recorded in stockholders’ equity with an offset to the amount attributed to the Series A. These securities also contain certain registration rights with respect to the underlying shares of common stock.

Secondary Offering

On November 15, 2001, the Company sold 3,573,502 shares of common stock for $20.00 per share and received net proceeds of $67.0 million, net of offering costs of $823,000. A portion of the proceeds were used to repay $6.5 million of outstanding debt, pay Unaxis $9.5 million for the remaining portion of the purchase price for the LAC acquisition, and provide credit support for a guaranty of our China JV’s indebtedness (approximately $7.0 million). The remaining proceeds will be used to cover working capital and general corporate purposes.

An additional 823,353 shares were sold by the selling shareholders on November 15, 2001. Applied Films did not receive any of the proceeds from the sale of the common stock shares sold by the selling shareholders.

Stock Options

In May 1993, the board of directors approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) covering 276,500 shares of common stock. The exercise price of these options is determined by the board of directors. The options granted in fiscal years 1994 and 1995 vested over a four year period and, under its original terms, were not exercisable until after an initial public offering of common stock was completed by the Company. Accordingly, the Company accounted for the 1993 Plan as a variable plan until June 30, 1995, at which time the board of directors declared that the options then outstanding were exercisable, subject to their vesting terms. The Company has recorded approximately $597,000 of deferred compensation related to all options, which is equal to the excess of the estimated fair market value of the common stock as of July 1, 1995 over the exercise price. As of July 3, 1999, all of the compensation has been expensed.

In April 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) covering 272,500 shares of common stock, as amended. The exercise price of options granted under the 1997 Plan is determined by the board of directors based upon estimated fair market value. The options granted are to vest ratably over four years. In October 1999, the shareholders of the Company approved an increase of 100,000 shares to the 1997 Plan, increasing the shares available for granting to 372,500 shares. In October 2000, the shareholders of the Company approved an increase of 650,000 shares to the 1997 Stock Option Plan, increasing the shares available to 1,022,500 shares. Options vest one year after the grant date of the option and expire ten years after the grant date of the option.

Outside Directors Options

In July 2001, the Company amended the Outside Director Stock Option Plan to cover an aggregate of 124,000 shares of common stock. The exercise price of the options under this plan is determined based upon the estimated fair market value.

Statement of Financial Accounting Standards No. 123

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees and directors under APB 25.

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal 2002, 2001, and 2000 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                        2002      2001      2000
                                                      -------   --------  ------
                       Risk-free interest rate....      4.60%     5.99%     6.24%
                       Expected lives.............    7 years   7 years   7 years
                       Expected volatility........        89%      161%      136%
                       Expected dividend yield....       0.0%      0.0%      0.0%

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

The total fair value of options granted was computed to be approximately $5.8 million, $4.1 million, and $738,000, for the years ended June 29, 2002, June 30, 2001, and July 1, 2000, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $2.2 million, $894,000, and $220,000 for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company’s net income (loss) would have been reported as follows (in thousands, except share data):

                                                      For The Fiscal Years Ended
                                           --------------------------------------------------
                                              June 29, 2002    June 30, 2001    July 1, 2000
                                           ---------------- ---------------- ----------------
          Net income (loss):
            As reported                     $      (1,022)   $      (4,333)   $       3,073
                                           ================ ================ ================
            Pro forma                       $      (3,217)   $      (5,227)   $       2,853
                                           ================ ================ ================
          Basic earnings (loss) per share:
            As reported                     $       (0.14)   $       (0.73)   $         0.72
                                           ================ ================ ================
            Pro forma                       $       (0.33)   $       (0.87)   $         0.67
                                           ================ ================ ================

A summary of the 1993 and 1997 Plans is as follows:

                                                                   For The Fiscal Years Ended
                                      -------------------------------------------------------------------------------------
                                             June 29, 2002                June 30, 2001               July 1, 2000
                                      -------------------------------------------------------------------------------------
                                                       Weighted                     Weighted                   Weighted
                                                       Average                      Average                     Average
                                                       Exercise                     Exercise                   Exercise
                                         Options        Price         Options        Price        Options        Price
                                      -------------- ------------- -------------- ------------- ------------- -------------
Outstanding at beginning of year            561,836  $        9.89       455,076  $        4.22      384,296  $        3.42
   Granted                                  290,575          21.84       230,236          18.31      124,160           6.30
   Forfeited                                 (9,262)         31.59        (8,900)         29.73       (5,063)         (3.16)
   Exercised                               (105,992)          5.79      (114,576)          2.94      (48,317)         (2.88)
                                      --------------               --------------               -------------
Outstanding at end of year                  737,157          14.92       561,836           9.88      455,076           4.22
                                      ============== ============= ============== ============= ============= =============
Exercisable at end of year                  228,924           6.94       228,778           4.16      268,076           3.45
                                      ============== ============= ============== ============= ============= =============
Weighted average fair value of
   options granted                                   $       20.31                $       11.87               $        5.94
                                                     =============                =============               =============

The following table summarizes information about employee stock options outstanding and exercisable at June 29, 2002:

                                   Options Outstanding                    Options Exercisable
                      ---------------------------------------------- -------------------------------
                                        Weighted
                         Number         Average         Weighted         Number         Weighted
                       Outstanding     Remaining        Average       Exercisable       Average
   Range of            at June 29,    Contractual       Exercise      at June 29,       Exercise
   Exercise Prices        2002       Life in Years       Price            2002           Price
   -----------------  -------------- --------------- --------------- --------------- ---------------
   $2.32 - $3.50            199,563            4.64            2.94         143,635            2.89
   $5.26 - $14.00           196,505            7.92           12.46          70,130            9.70
   $17.75 - $24.75          240,425            9.34           20.90           2,800           20.24
   $25.15 - $38.50          100,664            9.01           29.15          12,359           35.36
                      --------------                                 ---------------
                            737,157                                         228,924
                      ==============                                 ===============

Employee Stock Purchase Plan

On September 5, 1997, the Board of Directors adopted, and the stockholders subsequently approved, the Applied Films Corporation Employee Stock Purchase Plan (“Purchase Plan”) as amended in October 2000. The Purchase Plan was amended April 17, 2002 to institute two six-month Option Periods each year commencing on the first business day of May and November, respectively. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions. Shares are purchased at 85% of the fair market value of the common stock on the Purchase Date. Purchases are priced on the last business day of April and October, respectively, for the purchases of as many full shares, but not less than one (1) full share, as may be purchased with the funds in his or her Purchase Account. Up to 100,000 shares of common stock may be sold under the Purchase Plan. Shares sold under the Purchase Plan may be newly issued shares or shares acquired by the Company in the open market. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate when all shares reserved for issuance have been sold thereunder. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and will be administered in accordance with the limitations set forth in Section 423 and the rules and regulations thereunder.

During fiscal years 2002, 2001 and 2000, the Company issued shares to employees of 8,799, 3,916 and 5,481 under this plan, respectively, at a purchase price ranging from $2.81 to $32.96 per share. A total of 28,760 shares have been issued under the plan since inception.

NOTE 7.  INCOME TAXES

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The net deferred tax asset (liability) is comprised of the following (in thousands):

                                                          June 29, 2002   June 30, 2001
                                                        ---------------- ---------------
              Inventories............................      $     284        $     276
              Accrued expenses.......................          1,590            2,839
              Deferred compensation..................             40              202
              Deferred gain..........................            219              240
              Deferred revenue.......................            716              373
              Goodwill and other intangible assets...          4,170            4,601
              Net operating loss carry forwards......          9,005            2,159
              Valuation allowance....................         (1,933)               -
                                                        ---------------- ---------------
                 Total deferred tax assets...........         14,091           10,690
                                                        ---------------- ---------------
              Property, plant and equipment..........           (669)            (771)
              Uncompleted contracts..................         (7,758)          (4,255)
              Other..................................            (24)             (24)
                                                        ---------------- ---------------
                 Total deferred tax liabilities......         (8,451)          (5,050)
                                                        ---------------- ---------------
              Total deferred tax asset, net..........      $   5,640        $   5,640
                                                        ================ ===============

Income tax (benefit) provision for the fiscal years ended June 29, 2001, June 30, 2001, and July 1, 2000, consist of the following (in thousands):

                                                            Years Ended
                                           -----------------------------------------------
                                           June 29, 2002   June 30, 2001  July 1, 2000
                                           --------------- -------------- ----------------
Current provision (benefit):
     Federal                                $       -       $        (95)  $        484
     State                                          -                 (9)            47
     Foreign                                        (227)         (1,147)          -
                                           --------------- -------------- ----------------
        Total current provision                     (227)         (1,251)           531
        (benefit)
Deferred provision (benefit):
     Federal                                        (567)         (1,848)          (572)
     State                                            50            (180)           (56)
     Foreign                                         517          (2,481)          -
                                           --------------- -------------- ----------------
        Total deferred provision
        (benefit)                                   -             (4,509)          (628)
                                           --------------- -------------- ----------------
Total tax provision (benefit)               $       (227)   $     (5,760)  $        (97)
                                           =============== ============== ================

Reconciliations between the effective statutory federal income tax provision (benefit) rate and the Company’s effective income tax provision (benefit) rate as a percentage of net income (loss) before taxes were as follows:

                                                                      Fiscal Years Ended
                                                       -------------------------------------------------
                                                        June 29, 2002   June 30, 2001    July 1, 2000
                                                       --------------- ---------------- ----------------
Statutory federal income tax (benefit) provision rate        (34.0)%         (34.0)%          34.0%
State income taxes                                            (3.3)           (3.3)            3.3
Foreign income taxes and other                                 -              (1.8)            0.1
Equity earnings in Joint Venture                             (12.7)          (14.3)          (33.2)
Tax exempt interest income                                     -              (3.7)           (6.4)
Foreign tax exempt interest                                  (20.7)            -               -
Effect of foreign sales corporation                            -               -              (1.1)
Valuation allowance                                           52.6             -               -
                                                       --------------- ---------------- ----------------
          Effective income tax (benefit) provision           (18.1)%         (57.1)%          (3.3)%
                                                       =============== ================ ================

As of June 29, 2002, the Company had net operating losses available to offset future taxable income of approximately $24.1 million. Such net operating loss carry forwards expire through 2023. Under the provisions of the Internal Revenue Code, as amended, the Company’s foreign sales corporation may exempt a portion of its export related taxable income from U.S. federal and state income taxes.

NOTE 8.  EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

In August 1992, the Board of Directors adopted a profit sharing plan for all non-executive employees. The amount to be contributed to the profit sharing pool, subject to the approval of the Company’s board of directors, is generally 15% of operating income excluding any amortization of intangibles related to the acquisition. Profit sharing is paid to employees in cash, quarterly, based on a combination of their length of service with the Company and their pay level. The Company expensed approximately $77,000, $539,000, and $299,000 in fiscal years 2002, 2001, and 2000, respectively, related to this plan.

Pension Plan

LAC maintains a noncontributory defined benefit pension plan covering substantially all employees of LAC. Benefits are based primarily on compensation during a specified period before retirement of a specified amount for each year of service. The assumed pension liability of $9.0 million is reflected in the accompanying consolidated balance sheet as of June 29, 2002, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of June 29, 2002.

The following table sets forth the benefit obligation, the funded status of the pension plan, amounts recognized on the Company’s consolidated financial statements, and the principal weighted average assumptions used (in thousands):

                                                          Year End           Year End
                                                       June 29, 2002       June 30, 2001
                                                      -----------------  ------------------
Change in Benefit Obligation:
   Benefit obligation at beginning of year...........    $     7,214        $      -
   Service costs.....................................            534                485
   Interest costs....................................            502                428
   Actuarial (gain) loss.............................           (314)               338
   Foreign exchange loss.............................          1,150                153
   Acquisition.......................................           -                 5,810
   Benefits paid.....................................            (15)              -
                                                      -----------------  ------------------
   Benefit obligation at end of year.................    $     9,071        $     7,214
                                                      =================  ==================

Funded Status:
   Unrecognized net actuarial gain...................    $    (9,071)       $    (7,214)
   Unrecognized prior service cost...................             59                338
                                                      -----------------  ------------------
   Net amount recognized.............................    $    (9,012)       $    (6,876)
                                                      =================  ==================

Amounts Recognized in the Balance Sheets:
   Accrued Pension Benefit Obligation................    $    (9,012)       $    (6,876)
                                                      -----------------  ------------------
   Net amount recognized.............................    $    (9,012)       $    (6,876)
                                                      =================  ==================

Weighted-average Assumptions
   Discount rate.....................................             6.0%                6.0%
   Expected return on plan assets....................              N/A                 N/A
   Rate of compensation increase:
     Employee........................................            2.75%               2.75%
     Retired.........................................            2.00%               2.25%

Components of Net Periodic Benefit Cost:
   Service Cost......................................    $       534        $       485
   Interest Cost.....................................            502                428
   Expected return on plan assets....................           -                  -
   Amortization of prior service costs...............           -                  -
   Recognition of actuarial (gain) loss..............           (314)               338
                                                      -----------------  ------------------
     Net periodic benefit costs......................    $       722        $     1,251
                                                      =================  ==================

NOTE 9.  SIGNIFICANT CUSTOMERS

During fiscal years 2002, 2001, and 2000, approximately 39%, 67%, and 93%, respectively, of the Company’s net revenues were exported to customers outside of the Company’s manufacturing region. The Company’s ten largest customers accounted for, in the aggregate, approximately 59%, 35%, and 79%, of the Company’s net revenues in fiscal 2002, 2001, and 2000, respectively. Revenues from two customers, Guardian Industries and LG International, represented 22% and 10% of net revenues for fiscal 2002, respectively. Revenues from both customers for fiscal 2002, consist solely of thin film coating equipment. The loss of, or a significant reduction in purchases by, one or more of these customers would have a material adverse effect on the Company’s operating results.

The breakdown of net revenues by geographic region is as follows (in thousands):

                                          Fiscal Year Ended
                            -----------------------------------------------
                            June 29, 2002   June 30, 2001    July 1, 2000
                            --------------- ---------------- --------------
Asia (other than Japan)      $     44,268    $     48,206     $     24,641
Japan                              11,858          27,552           13,929
United States                      29,766          13,764            2,934
Europe and other                   57,826          23,193              788
                            --------------- ---------------- --------------
   Net revenues              $    143,718    $    112,715     $     42,292
                            =============== ================ ==============

The Company’s sales are typically denominated in U.S. dollars. However, certain customers of the Company currently pay in Japanese yen and Euros. As a result, the Company recognized approximately $(15,000), $19,000, and ($43,000), of foreign currency exchange rate gain (loss) on foreign currency exchange rate fluctuations for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000, respectively. The Company has approximately $2.0 million and $1.3 million of its accounts receivable and $421,000 and $900,000 of its accounts payable denominated in Japanese yen as of June 29, 2002 and June 30, 2001, respectively. The Company has approximately $4.8 million and $5.4 million, of its accounts receivable and $7.5 million and $6.7 million, respectively, of its accounts payable denominated in Euros as of June 29, 2002 and June 30, 2001, respectively.

NOTE 10.  LEASES

The Company is obligated under certain non-cancelable operating leases for office, manufacturing and warehouse facilities, and various equipment. Beginning in April 2002, the Company entered into an eight-year lease for the Company’s manufacturing and administrative location in Germany. Under this lease, payments are fixed for the entire term of the lease and there is an option to renew the term for an additional 5 years. The Company entered into a lease for the Company’s manufacturing and administrative location in Longmont, Colorado, which commenced on January 30, 1998; payments are fixed until the first day of the second lease year, at which time payments increase annually one and one-half percent plus one-half of the increase in the Consumer Price Index per annum. Lease payments for the Longmont location have been normalized over the term of the lease. The initial lease term is 15 years, with two additional 5-year options to extend. Both of these facility leases are accounted for as operating leases.

The Company also has non-cancelable capital leases for certain office equipment.

The future minimum payments under the operating and capital leases are as follows (in thousands):

Fiscal Year                                      Operating leases     Capital leases
-----------
2003........................................        $      6,319          $       60
2004........................................               5,458                  24
2005........................................               5,272                   3
2006........................................               5,183                   -
2007........................................               5,167                   -
2008 and thereafter.........................              17,056                   -
                                                 ------------------   ----------------
Total minimum lease payments................        $     44,455                  87
                                                 ==================
Less amount representing interest...........                                      10
                                                                      ----------------
Total present value of minimum payments.....                                      77
Less current portion of such obligations....                                      52
                                                                      ----------------
Long-term obligation........................                              $       25
                                                                      ================

Rent expense under operating leases was $5.7 million, $3.4 million and $768,000 for fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000.

NOTE 11.  SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, Thin Film Coated Glass and Thin Film Coating Equipment. Certain financial information for each segment is provided below (in thousands):

                                                                        Fiscal Years Ended
                                                           ---------------------------------------------
                                                            June 29, 2002  June 30, 2001   July 1, 2000
                                                           ---------------------------------------------
Net revenues:
   Thin film coated glass................................   $     12,661    $     27,523   $     35,159
   Thin film coating equipment...........................        131,057          85,192          7,133
                                                           ---------------------------------------------
     Total net revenues..................................   $    143,718    $    112,715   $     42,292
                                                           =============================================
Operating (loss) income:
   Thin film coated glass................................   $     (5,048)   $     (1,798)  $      1,628
   Thin film coating equipment...........................          3,740           1,981         (1,702)
   Amortization of goodwill and other intangible assets..         (3,356)        (16,536)          -
                                                           ---------------------------------------------
     Total operating loss................................   $     (4,664)   $    (16,353)  $        (74)
                                                           =============================================

                                                           June 29, 2002   June 30, 2001
                                                           -------------------------------
Identifiable property, plant and equipment:
   Thin film coated glass................................   $      2,041    $      3,311
   Thin film coating equipment...........................          4,875           3,936
   Corporate and other...................................            724             499
                                                           -------------------------------
     Total identifiable property, plant and equipment....   $      7,640    $      7,746
                                                           ===============================

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

        Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, notes receivable, and debt. Carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Investments are reported at fair value. Management believes differences between fair values and carrying values of notes receivable and debt would not be materially different because interest rates approximate market rates for material items.

NOTE 13.  QUARTERLY INFORMATION (unaudited)

The following table sets forth summary unaudited quarterly financial information for the eight fiscal quarters ended June 29, 2002 (in thousands).

                                               Fiscal 2002 Quarter Ended                         Fiscal 2001 Quarter Ended
                                    ------------------------------------------------  -------------------------------------------------
                                     June 29,    March 30,    Dec 29,     Sept 29,     June 30,    March 31,    Dec 30,      Sept 30,
                                       2002        2002         2001        2001         2001        2001         2000         2000
                                    ----------- ------------ ----------- -----------  ----------- ------------ -----------  -----------
Net revenues                         $31,038     $32,166      $39,231     $41,283      $40,528     $44,981      $10,309      $16,870
Cost of goods sold                    25,840      25,275       29,148      31,261       30,518      35,293        9,861       14,322
                                    ----------- ------------ ----------- -----------  ----------- ------------ -----------  -----------
Gross profit                           5,198       6,891       10,083      10,022       10,010       9,688          448        2,548
Operating expenses:
     Selling, general and
     administrative                    4,848       5,942        6,708       6,603        6,446       6,354        1,536        1,689
     Research and development          3,001       2,343        1,978       2,079        2,955       2,632          485          413
     Amortization of goodwill and
         other intangible assets         839         839          839         839        2,568      13,969         -            -
                                    ----------- ------------ ----------- -----------  ----------- ------------ -----------  -----------
Operating income (loss)               (3,490)     (2,233)         558         501       (1,959)    (13,267)      (1,573)         446
Interest income (expense)                506         212           36         (53)         (78)        (90)         666          536
Other income (expense)                 1,647           7          286         309          358         108          230          107
Equity earnings in affiliate              52         150          153         110          448       1,041        1,647        1,285
                                    ----------- ------------ ----------- -----------  ----------- ------------ -----------  -----------
     Income (loss) before income
     taxes                            (1,285)     (1,864)       1,033         867       (1,231)    (12,208)         970        2,374
Income tax benefit (provision)           202         618         (282)       (311)          (2)      5,399          483         (120)
                                    ----------- ------------ ----------- -----------  ----------- ------------ -----------  -----------
    Net income (loss)                $(1,083)    $(1,246)     $   751     $   556      $(1,233)    $(6,809)     $ 1,453      $ 2,254
                                    =========== ============ =========== ===========  =========== ============ ===========  ===========

NOTE 14.  PROPERTY, PLANT AND EQUIPMENT

The composition of property, plant and equipment follows (in thousands):

                                                          Fiscal Years Ended
                                                     June 29, 2002  June 30, 2001
                    Land...........................   $       270    $       270
                    Building.......................           226            226
                    Machinery and equipment........        13,138         12,830
                    Office furniture and equipment.         2,766          2,551
                    Leasehold improvements.........         1,671          1,667
                    Other..........................           578            200
                                                    --------------------------------
                                                      $    18,649    $    17,744
                                                    ================================

Depreciation expense was approximately $2.2 million, $2.1 million, and $1.8 million for the years ended June 29, 2002, June 30, 2001, and July 1, 2000, respectively.

ITEM 9:  Changes in and Disagreements With Accountants and Financial Disclosure

Applied Films Corporation determined, for itself and on behalf of its subsidiaries, to dismiss its independent auditors, Arthur Andersen LLP (“Andersen”) and to engage the services of Ernst & Young LLP as its new independent auditors. The change in auditors was approved by the Audit Committee and the Board of Directors of the Company and was effective as of June 11, 2002. As a result, Ernst & Young LLP has audited the financial statements of the Company and its subsidiaries for the fiscal year ending June 29, 2002.

Andersen’s report on the Company’s consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the last two fiscal years of the Company and through the termination of Andersen’s services on June 13, 2002 (the “Relevant Period”), there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to refer to the subject matter of the disagreement(s) in connection with its reports. Also, during the Relevant Period, there were no reportable events as described in Item 304(a)(1)(v) (“Reportable Events”) of the Securities and Exchange Commission’s (the “Commission”) Regulation S-K.

PART III

ITEM 10:  Directors and Executive Officers of the Registrant

Information required to be furnished by Items 401 and 405 of Regulation S-K is included in our definitive Proxy Statement for our 2002 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the “2002 Proxy Statement”) and is incorporated herein by reference.

ITEM 11:  Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K is included in our 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

Information required to be furnished by Item 403 of Regulation S-K is included in our 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13:  Certain Relationships and Related Transactions

Information required to be furnished by Item 404 of Regulation S-K is included in our 2002 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14:  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:
	1.	Financial Statements.
The Registrant’s consolidated financial statements, for the year ended June 29, 2002, together with the Report of Independent Certified Public Accountants are filed as part of this Form 10-K report. See “ITEM 8: Financial Statements and Supplementary Data.” The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

	2.	Financial Statement Schedules.
Financial statement schedules are not submitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
	3.	Exhibits.
Reference is made to the Exhibit Index that begins on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

(b)	Reports on Form 8-K The Registrant filed a Current Report on Form 8-K dated June 13, 2002, disclosing in Item 4 a change in the Registrant’s certifying accountant.
(c)	Exhibits The response to this portion of Item 14 is submitted as a separate section of this report.
(d)	Financial Statement Schedules The response to this section of Item 14 is submitted as a separate section of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED FILMS CORPORATION

By:	/s/ Thomas T. Edman Thomas T. Edman, President August 26, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on August 26, 2002. The persons named below each herby appoint Thomas T. Edman and Lawrence D. Firestone, and each of them severally, as his attorney in fact, to sign in his name and on his behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.

Signatures	Title
/s/ Richard P. Beck Richard P. Beck	Director, Chairman of the Board
/s/ Thomas T. Edman Thomas T. Edman	Director, President, and Chief Executive Officer (principal executive officer)
/s/ Lawrence D. Firestone Lawrence D. Firestone	Treasurer and Chief Financial Officer and Secretary (principal financial and accounting officer)
/s/ John S. Chapin John S. Chapin	Director
/s/ Vincent Sollitto Vincent Sollitto, Jr.	Director
/s/ Chad D. Quist Chad D. Quist	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Applied Films Corporation, as amended, are incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

3.2	Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
4.1	Specimen common stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
10.1	1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).
10.2	1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10-2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-47967) to reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-38426) any by reference to Exhibit 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-56376) and the Fifth Amendment to the 1997 Stock Option Plan is attached hereto as Exhibit 10.2.

10.3	Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant's Registration Statement on Form S-8 (Reg. No. 333-56378) and the Fourth Amendment to the Employee Stock Purchase Plan is attached hereto as Exhibit 10.3.

10.4	Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.5	Lease Agreement dated January 30, 1998, between 9586 East Frontage Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on form 10-Q for the fiscal quarter ended December 27, 1997.

10.6	Agreement, dated November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

10.7	Amended and Restated Credit Agreement, dated September 17, 1999, between Registrant and Bank One, Michigan, is incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 1999.

10.8	Security Agreement dated June 30, 1994, between Registrant and Bank One, Michigan, formerly NBD Bank, is incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form S-1, as amended (Reg. 333-35331).

10.9	Outside Director Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-95367), and by reference to Exhibits 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-75164).

10.10	Share Purchase and Exchange Agreement dated October 18, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.11	Amendment Agreement dated December 29, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.2 of Registrant’s Current report on Form 8-K dated December 31, 2000.

10.12	Second Amendment Agreement dated February 27, 2002, between Applied Films Corporation, Applied Films GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.7 of Registrant’s Current Report on Form 8-K/A dated December 31, 2000.

10.13	Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.14	Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.15	Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibits 2.5 of Registrant’s Current Report on form 8-K dated December 31, 2000.

10.16	Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.17	Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.18	Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.19	Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.20	Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.21	Common Stock Warrant No. 4 dated January 16, 2001 is incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.22	Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility, is incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.23	Commercialization Agreement between The Coca-Cola Company, KRONES AG and Applied Films GmbH & Co. KG (as assignee of Balzers Process Systems GmbH) effective September 1, 2000, is incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001.

10.24	Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan dated October 24, 2001 is incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.

11.1	Statement re: computation of per share earnings.
21.1	Subsidiaries of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-68476).

23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on page 60).
99.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits not contained in this document can be obtained on the SEC website: WWW.SEC.GOV or contact Applied Films Corporation, Investor Relations Department.

EXHIBIT 10.2

FIFTH AMENDMENT TO THE
APPLIED FILMS CORPORATION
1997 STOCK OPTION PLAN

BACKGROUND

        1.        Effective April 29, 1997, Applied Films Corporation (the "Company" adopted and approved the Applied Films Corporation 1997 Stock Option Plan (the "Company") which plan has been subsequently amended.

        2.        The Company desires to amend the Plan to provide that options granted under the Plan may include either incentive stock options or nonqualified stock options.

AGREEMENT

        1.        The third sentence of the first paragraph of Section 6 of the plan is deleted and replaced with the following sentence:

All stock options granted pursuant to the Plan shall be designated as either (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or (ii) nonqualified stock options.

        2.        Except as otherwise set forth herein, the terms of the Plan are hereby ratified and shall continue in full force and effect.

        Approved by the Board of Directors of the Company effective as of April 25, 2001.

APPLIED FILMS CORPORATION

By:	/s/ Lawrence D. Firestone Lawrence D. Firestone, Secretary

EXHIBIT 10.3

FOURTH AMENDMENT TO
APPLIED FILMS CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

BACKGROUND

        1.        Effective September 19, 1997, Applied Films Corporation (the "Company") adopted and approved the Applied Films Corporation Employee Stock Purchase Plan, as amended (the "Plan").

        2.        The Company desires to Amend the Plan as provided in this Fourth Amendment.

AGREEMENT

        1.        The final sentence of Section 5 of the Plan is hereby amended to read in its entirety as follows:

Thereafter, so long as the Plan remains in effect, a new Option Period shall commence every six (6) months, beginning on the first business day of May and November, respectively. Purchase to be priced on the last business day of April and October, respectively.

        2.        Except as hereinabove provided, the Plan shall remain in full force and effect.

        Approved by the Board of Directors of the Company on April 17, 2002.

APPLIED FILMS CORPORATION

By:	/s/ Lawrence D. Firestone Lawrence D. Firestone, Secretary

EXHIBIT 11.1

                                 COMPUTATION OF EARNINGS PER COMMON SHARE
                            (in thousands, except shares and per share amounts)

                                                                              June 29, 2002
                                                                              -------------
                BASIC EARNINGS PER SHARE
                Net loss applicable to common stockholder                     $     (1,337)
                Weighted average number of common shares outstanding              9,628,058
                Basic earnings per share                                      $      (0.14)

                DILUTED EARNINGS PER SHARE
                Net loss                                                      $     (1,022)
                Weighted average number of common shares outstanding              9,628,058
                Assuming exercise of stock options                                  830,574
                Assuming repurchase of treasury stock                             (545,948)
                                                                              -------------
                   Net incremental shares                                           284,626
                Weighted average number of common shares
                   Outstanding, as adjusted                                       9,912,684
                Diluted earnings per share                                    $      (0.10)

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-59984 and Form S-8 Nos. 333-47951, 333-47967, 333-38426, 333-51175, 333-95367, 333-56376, 333-75164 and 333-56378) of Applied Films Corporation and in the related Prospectus of our report dated July 22, 2002, with respect to the consolidated financial statements of Applied Films Corporation included in this Annual Report (Form 10-K) for the year ended June 29, 2002.

Denver, Colorado August 26, 2002	/s/ ERNST & YOUNG LLP

EXHIBIT 99.1

I, Thomas T. Edman, Chief Executive Officer and President of Applied Films Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated:  August 26, 2002

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer and President

EXHIBIT 99.2

I, Lawrence D. Firestone, Chief Financial Officer of Applied Films Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Annual Report on Form 10-K for the fiscal year ended June 29, 2002 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated:  August 26, 2002

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer, Treasurer and Secretary