Form 10-K/A
period 2002-06-29
APPLIED FILMS CORP
filed 2002-09-12
CIK 1040660

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

EXPLANATORY NOTE:

Pursuant to this Form 10-K/A, the Registrant amends “Item 12: Security Ownership of Certain Beneficial Owners and Management” to include the equity compensation plan information set forth below and also amends the Exhibit List to include new Exhibits 10.25 and 13.1. No other changes have been made to the Registrant’s Annual Report on Form 10-K for the year ended June 29, 2002.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management

Information required to be furnished by Item 403 of Regulation S-K is included in our 2002 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

We maintain certain equity compensation plans under which common stock is authorized for issuance to employees, consultants and directors in exchange for services, including our 1993 Stock Option Plan, 1997 Stock Option Plan, Outside Director Stock Option Plan and the Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan. The Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan is our only equity compensation plan under which common stock is authorized for issuance that has not been approved by our shareholders.

On October 24, 2001, our Board of Directors approved the Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan, which provides for the issuance of 24,000 shares of common stock upon the exercise of options. The purpose of this plan is to encourage stock ownership by non-employee, non-director officers and consultants, to provide those individuals with additional incentive to serve our Company more effectively, to contribute to our success and to provide a form of compensation which will attract and retain highly qualified individuals to serve in such capacities. Our Board of Directors or the Compensation Committee administers this plan. The Board, or the Committee, within the limitations of this plan, determines the persons to whom options will be granted; the number of shares to be covered by each option; the option purchase price per share; the manner of exercise; the time, manner and form of payment upon exercise of an option; and restrictions such as repurchase rights or obligations of our Company. Options granted under this plan may not be granted at a price less than the fair market value of the common stock on the date of grant, will expire not more than 10 years from the date of grant and are generally not transferable during an optionee’s lifetime, but are transferable at death by will or by the laws of descent and distribution.

The following table sets forth certain information regarding the above referenced equity compensation plans as of June 29, 2002.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	730,157	$14.87	420,152
Equity compensation plans not approved by security holders	7,000	$19.95	17,000
Total	737,157	$14.92	437,152

(1) We had not granted warrants or rights applicable to this chart.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED FILMS CORPORATION

By:	/s/ Thomas T. Edman Thomas T. Edman, President September 10, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the annual report has been signed by the following persons in the capacities indicated on September 10, 2002.

Signatures	Title
/s/ Richard P. Beck* Richard P. Beck	Director, Chairman of the Board
/s/ Thomas T. Edman Thomas T. Edman	Director, President, and Chief Executive Officer (principal executive officer)
/s/ Lawrence D. Firestone Lawrence D. Firestone	Treasurer and Chief Financial Officer and Secretary (principal financial and accounting officer)
/s/ John S. Chapin* John S. Chapin	Director
/s/ Vincent Sollitto* Vincent Sollitto, Jr.	Director
/s/ Chad D. Quist* Chad D. Quist	Director
* By:	/s/ Lawrence D. Firestone Lawrence D. Firestone Attorney

CERTIFICATIONS

I, Thomas T. Edman, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Applied Films Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Dated:  September 10, 2002

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer and President

I, Lawrence D. Firestone, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Applied Films Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Dated:  September 10, 2002

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Applied Films Corporation, as amended, are incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

3.2	Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
4.1	Specimen common stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
4.2	Specimen Series A Preferred Stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.1	1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).
10.2*	1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10-2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-47967) to reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-38426) any by reference to Exhibit 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-56376) and the Fifth Amendment to the 1997 Stock Option Plan is attached hereto as Exhibit 10.2.

10.3*	Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant's Registration Statement on Form S-8 (Reg. No. 333-56378) and the Fourth Amendment to the Employee Stock Purchase Plan is attached hereto as Exhibit 10.3.

10.4	Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.5	Lease Agreement dated January 30, 1998, between 9586 East Frontage Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant's Quarterly Report on form 10-Q for the fiscal quarter ended December 27, 1997.

10.6	Agreement, dated November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

10.7	Amended and Restated Credit Agreement, dated September 17, 1999, between Registrant and Bank One, Michigan, is incorporated by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 1999.

10.8	Security Agreement dated June 30, 1994, between Registrant and Bank One, Michigan, formerly NBD Bank, is incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement on Form S-1, as amended (Reg. 333-35331).

10.9	Outside Director Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-95367), and by reference to Exhibits 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-75164).

10.10	Share Purchase and Exchange Agreement dated October 18, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated December 31, 2000.

10.11	Amendment Agreement dated December 29, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.2 of Registrant's Current report on Form 8-K dated December 31, 2000.

10.12	Second Amendment Agreement dated February 27, 2002, between Applied Films Corporation, Applied Films GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.7 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

10.13	Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant's Current Report on Form 8-K dated December 31, 2000.

10.14	Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K dated December 31, 2000.

10.15	Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibits 2.5 of Registrant's Current Report on form 8-K dated December 31, 2000.

10.16	Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.17	Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.18	Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.19	Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.20	Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.21	Common Stock Warrant No. 4 dated January 16, 2001 is incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.22	Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility, incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.23	Commercialization Agreement between The Coca-Cola Company, KRONES AG and Applied Films GmbH & Co. KG (as assignee of Balzers Process Systems GmbH) effective September 1, 2000, incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001.

10.24	Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan dated October 24, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.

10.25	Equity Joint Venture Agreement between Applied Films Corporation and Nippon Sheet Glass Co., Ltd., dated February 17, 1999.
11.1*	Statement re: computation of per share earnings.
13.1	Annual Report to Shareholders for the year ended June 29, 2002. This exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

21.1	Subsidiaries of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-68476).
23.1*	Consent of Ernst & Young LLP.
24.1*	Power of Attorney (included on page 60).
99.1*	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates previously filed.

EXHIBIT 10.25

EQUITY JOINT VENTURE CONTRACT

BETWEEN

Applied Films Corporation

and

Nippon Sheet Glass Co., Ltd.

Date:  February 17, 1999

TABLE OF CONTENTS

ARTICLE

1.0 2.0 3.0 4.0 5.0 6.0 7.0 8.0 9.0 10.0 11.0 12.0 13.0 14.0 15.0 16.0 17.0 18.0	GENERAL PROVISIONS.............................................................................................................................

PARTIES TO THE JOINT VENTURE........................................................................................................

ESTABLISHMENT OF THE JVC...............................................................................................................

PURPOSE, SCOPE AND SCALE OF PRODUCTION AND BUSINESS.................................................

INVESTMENT AND REGISTERED CAPITAL........................................................................................

PARTY A'S RESPONSIBILITIES TO JVC.................................................................................................

PARTY B'S RESPONSIBILITIES TO JVC..................................................................................................

SELLING OF PRODUCT.............................................................................................................................

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS.......................................................................

MANAGEMENT STRUCTURE.................................................................................................................

TAXES, FINANCE AND AUDIT................................................................................................................

LABOR MANAGEMENT............................................................................................................................

TERM OF THE JVC......................................................................................................................................

INSURANCE..................................................................................................................................................

AMENDMENT AND MODIFICATION....................................................................................................

DISSOLUTION/WITHDRAWAL.................................................................................................................

LIABILITIES FOR BREACH OF CONTRACT..........................................................................................

FORCE MAJEURE........................................................................................................................................	1 1 2 3 4 10 12 14 15 19 20 22 22 23 23 23 26 27

-i-

19.0 20.0 21.0 22.0 23.0 24.0 25.0 26.0 27.0 28.0	EXISTING OPERATIONS...........................................................................................................................

SUPPLY OF MATERIALS...........................................................................................................................

SETTLEMENT OF DISPUTES....................................................................................................................

APPLICABLE LAW......................................................................................................................................

LANGUAGE..................................................................................................................................................

PARTIAL UNENFORCEABILITY..............................................................................................................

ENTIRE AGREEMENT................................................................................................................................

NOTICES........................................................................................................................................................

EFFECTIVENESS AND VALIDITY OF THE CONTRACT......................................................................

SIGNATURES................................................................................................................................................	28 30 30 31 31 31 31 31 32 32

APPENDIX 1 APPENDIX 2 APPENDIX 3 APPENDIX 4 APPENDIX 5 APPENDIX 6 APPENDIX 7 APPENDIX 8	ARTICLES OF ASSOCIATION
APPLIED EQUIPMENT PURCHASE AGREEMENT
APPLIED KNOW-HOW LICENSE AGREEMENT
MARKETING SERVICE AGREEMENT(S)
SNSG EQUIPMENT PURCHASE AGREEMENT
NSG KNOW-HOW LICENSE AGREEMENT
LEASE AGREEMENT
RIDER TO THE JOINT VENTURE CONTRACT

-ii-

JOINT VENTURE CONTRACT

ARTICLE 1.0
GENERAL PROVISIONS

        1.1         In accordance with the Law of the People’s Republic of China for Foreign Capital Enterprise and other relevant Chinese laws and regulations, Applied Film Corporation of 9586 I-25 Frontage Rd., Longmont, Colorado, USA, and Nippon Sheet Glass Co., Ltd. of 5-11 Doshomachi 3-chome, Chuo-ku, Osaka, Japan, adhering to the principles of equality and mutual benefit and through friendly consultations, agree to jointly invest to set up a Joint Venture Company in the New District of Suzhou, the People’s Republic of China. This project shall be implemented on an equal contribution and equal profit-sharing basis.

ARTICLE 2.0
PARTIES TO THE JOINT VENTURE

        2.1         The Parties to the Joint Venture Company are:

Applied Films Corporation (hereinafter referred to as “Party A”), registered in the state of Colorado, USA, whose address is 9586 I-25 Frontage Rd., Longmont, Colorado 80504, USA.

Legal Representative:	Name: Position: Nationality: Telephone: Fax:	Thomas Edman President and CEO USA (303) 774-3296 (303) 678-9275
Nippon Sheet Glass Co., Ltd. (hereinafter referred to as "Party B"), registered in Osaka, Japan, whose address is 5-11 Doshomachi 3-chome, Chuo-ku, Osaka, Japan.
Legal Representative:	Name: Position: Nationality: Telephone: Fax:	Yozo Izuhara President Japan (3) 5443-9521 (3) 5443-9553

        (Individually referred to as Party and collectively as Parties.)

        The Legal Representative of any Party may be changed by any Party by notifying the other Party and the Joint Venture Company.

        2.2         Each Party represents and warrants that the person indicated as its legal representative in paragraph 2.1 above is qualified as a legal representative of its Party and that such person has the authority to make the covenants, representations and warranties contained herein and to perform its obligations under this Joint Venture Contract (hereinafter referred to as “Contract”).

        2.3         Party A and Party B hereby warrant that each has taken all appropriate and necessary actions and obtained all consents and approvals to authorize the execution and delivery of this Contract and its Appendices 1 through 8 and to authorize the performance and observance of the terms and conditions.

ARTICLE 3.0
ESTABLISHMENT OF THE JVC

        3.1         In accordance with the Law of the People’s Republic of China (“PRC”) on Foreign Capital Enterprise and other relevant Chinese laws and regulations, the two Parties agree jointly to set up a limited liability company (hereinafter referred to as the JVC ).

        3.2         The name of the JVC in English shall be Suzhou NSG AFC Thin Films Electronics Co., Ltd. ("STEC") and its name in Chinese shall be

        3.3         The legal address of the JVC is the South of Zhuyan Rd, Zhujiang Road, New District, Suzhou, China.

        3.4         The JVC shall be a legal person under the laws of the PRC and all activities of the JVC shall be undertaken in accordance with, and shall be governed and protected by, the laws, decrees and pertinent regulations of the PRC.

        3.5         The form of the JVC shall be a limited liability company. Each party to the JVC shall be liable for the obligations incurred by the JVC only to the extent of the respective registered capital actually subscribed by the Parties to the JVC. The profits (dividends), risks, losses of the JVC shall be shared by the Parties in proportion to their respective contribution to the registered capital of the JVC.

        3.6         If the government or a department of the PRC adopts new laws, decrees or other pertinent rules or regulations which entitle the JVC or either Party to the JVC to obtain more preferential treatment than that prevailing at the time this Contract is signed, the Parties shall cooperate to submit an application at once to obtain more preferential treatment.

        3.7         Within thirty (30) days after receipt of the certificate of approval from the relevant examination and approval authority (the “Approval Authority”), the JVC shall register with the relevant Administrative Bureau for Industry and Commerce in accordance with the provisions of the applicable PRC laws and regulations.

        3.8         The issuing date of the business license for the JVC shall be regarded as the date of establishment of the JVC (hereinafter called the “License Date”). Immediately after the issuance by the Administrative Bureau of such business license, the JVC shall send each of the parties hereto a copy thereof with Japanese or English translation.

        3.9         The Articles of Association shall be agreed upon and executed by the parties in the form and substance as attached hereto as Appendix 1. The Articles of Association shall incorporate the terms and conditions of this Contract to the extent allowable under the relevant laws and regulations of the PRC.

                      As between the parties hereto, the term and conditions of this Contract shall prevail and override the provisions in the Articles of Association, and if any discrepancy, conflict or inconsistency is found between the provisions of the Articles of Association and this Contract, the parties agree to be bound by and to comply with the provisions of this Contract and to amend the Articles of Association to make them in accordance with this Contract.

ARTICLE 4.0
PURPOSE, SCOPE AND SCALE OF PRODUCTION AND BUSINESS

        4.1         The parties hereto acknowledge that the purpose of establishment of the JVC shall be:

(a) to engage in the business specified in Article 4.2 below to make profits; and

(b) to serve as a modernized enterprise with a capacity to manufacture the Products through adopting advanced technology and equipment.

        4.2         The scope of business of the JVC shall be:

(a) The manufacture, process, sale and export of ITO coated glass for TN-type LCD and STN-type LCD, except transparent electroconductive thin film on micro color filter (hereinafter called the “Products”) ; and

(b) other activities incidental to or in connection with the scope of business described in Item (a) above.

        Unless otherwise specifically agreed upon by the parties hereto and approved by the PRC governmental authorities concerned, the JVC shall not perform any business other than those specified in Articles 4.2(a) and (b) above.

        The total production capacity of the JVC is 70,000 square meters per month of Product, and is expected to reach this capacity within three (3) months after start-up of operations on both of its coating systems.

        Marketing of the Products within China shall be undertaken by the JVC with the assistance of both Parties as provided in the Marketing Service Agreements attached as Appendix 4. Party A and Party B shall advise the JVC on marketing of the Products abroad so as to enable the JVC to balance its foreign currency requirements.

ARTICLE 5.0
INVESTMENT AND REGISTERED CAPITAL

        5.1         The total amount of investment in the JVC is US$ 16,000,000. The registered capital is US$ 6,400,000. The remaining investment of US$ 9,600,000 shall be from borrowings by the JVC.

        5.2         The registered capital of the Parties of the JVC will be as follows:

Party A: US$3,200,000 (50%) Party B: US$3,200,000 (50%)

        5.3

(a) The parties hereto shall make their contributions to the registered capital of the JVC and pay up in installments of United States currency all amounts to be subscribed to by each of them into foreign currency bank account opened by the JVC within three (3) years from the License Date.

The due date of payment and the amounts to be paid shall be agreed upon between the parties hereto; provided, however, that the parties hereto shall pay an amount equivalent to at least fifteen percent (15%) of the registered capital of the JVC within ninety (90) days after the License Date.

(b) Notwithstanding the provisions of this Article 5.3, the parties hereto shall have no obligation to make their contributions to the registered capital of the JVC unless the conditions precedent stipulated in Article 5.4 hereof are fulfilled:

        5.4         The following events shall be the conditions precedent to the obligations of the parties to proceed with the implementation of this Contract:

(a) the issue of the governmental approval and business license in the PRC, which has been approved and licensed without any significant adverse change imposed in the economic assumptions contained in the feasibility study and the contents of this Contract and the Articles of Association; and

(b) all of the Related Agreements have been executed between the JVC and each of Party A and Party B and approved, if necessary, by the PRC governmental authority concerned to the satisfaction of the parties. The term “Related Agreements”, as used herein, means Know-How License Agreement; Equipment Purchase Agreements, Lease Agreement, and Marketing Service Agreement, each as provided for in Article 6, 7 and 8.1 hereof.

        5.5         After the investment is made by each Party, a Chinese registered accountant shall be engaged by the JVC to verify these documents and to provide a certificate of verification to the JVC. The JVC shall then issue an Investment Certificate to the contributing Party. The Investment Certificate shall include the following:

(a) Name of the Joint Venture

(b) Date of establishment of the Joint Venture

(c) Name of Party and amount of investment contributed

(d) Date of contribution

(e) Date of issuance of Investment Certificate

        5.6         All contributions to registered capital and loans undertaken by the JVC shall be used only by the JVC in the implementation of this Contract.

        5.7

(a) During the term of this Contract, none of the parties hereto may sell, assign, pledge, mortgage, give or otherwise dispose of all or any portion of its interest in the registered capital of the JVC to any third party without the prior written consent of the other party and the approval by the Approval Authority.

(b) If at any time any party desires to sell, assign or give (each a “transfer”) all or any portion of its interest in the registered capital of the JVC (the “Proposing Transferor”) to any third party, such interest shall be first offered to the other party with a notice in writing (the “Transfer Notice”). The Transfer notice shall be sent by facsimile, or registered or certified air mail, (a) enclosing a copy of the offer which the Proposing Transferor received in good faith from the third party and wishes to accept, and (b) stating (i) its wish to make such transfer, (ii) the interest it wishes to transfer, (iii) the price and other terms and conditions of such transfer and (iv) the identity of the said third party.

(c) Upon receipt of the Transfer Notice, the other party shall have a right of first refusal to purchase all (but not less than all) portion of such interest at the price (and upon the terms and conditions) contained in the Transfer Notice. This right of first refusal shall be exercised by a written notice to the Proposing Transferor within sixty (60) days from the receiving date of the Transfer Notice.

(d) If such right of first refusal is not exercised within the period stipulated above, the Proposing Transferor shall be deemed to be given a prior written consent that the Proposing Transferor may transfer all (but not less than all) portion of such interest to any third party at the price and upon terms and conditions not more favorable than those contained in the Transfer Notice. Such Proposing Transferor’s right shall be exercisable for sixty (60) days following the expiration of the period stipulated above.

(e) Notwithstanding the provisions of Clauses (a) through (d) above, the parties hereto agree that any party may, upon a prior written notice to the other party, transfer all or any portion of its interest in the registered capital of the JVC to any of its Affiliates, and each party hereby gives the other its prior consent to any such transfer; provided, however, that:

(i) such transfer shall not relieve the transferring party of any obligation under this Contract and shall remain liable for the performance thereof;

(ii) such Affiliate shall agree in writing upon such transfer to be bound by all obligations of the transferring party hereunder;

(iii) the transferring party shall, upon such transfer, guarantee in writing the performance by such Affiliate of its obligation; and

(iv) the transferring party shall immediately repurchase or otherwise acquire such interest, or cause any other Affiliate to do so, if such Affiliate has lost a status of an Affiliate of the transferring party for any reason whatsoever.

The term “Affiliate”, as used herein, with respect to a party hereto means any legal entity, directly or indirectly, controlling or controlled by or under direct or indirect common control with that party. The term “control”, as used herein, means the possession, direct or indirect, of the power to direct or cause direction of management and policies of a legal entity by means of voting rights, contract or otherwise; provided, however, that the possession, direct or indirect, of more than fifty percent (50%) of voting stocks for election of directors shall always be deemed “control”.

(f) Any purported transfer of any interest in the registered capital of the JVC by any party hereto which is not in accordance with the provisions of Clauses (a) through (e) above shall be null and void and of no effect whatsoever. In case that an agreement on the transfer of the interest held by any party shall be reached or deemed to be reached pursuant to this Article 5.7, the parties agree to cause all the directors appointed by them respectively to vote for such transfer. The JVC shall apply for the approval of such transfer to the Approval Authority and use its best efforts to secure the approval thereby. Upon completion of such transfer, except in the case of Clause (e), this Contract shall be amended by the parties.

                      In the event fifty percent (50%) or more of the ownership interest in Suzhou NSG Electronics Co., Ltd., an indirectly, wholly-owned subsidiary of Party B (hereinafter called "SNSG") is sold or transferred to an entity that is not directly or indirectly controlled by Party B, Party A shall have the option to purchase Party B's registered capital and interest in the JVC or to sell its registered capital and interest in the JVC to Party B, and Party B shall be obligated to sell or buy on the terms set forth below. Party B must send a notice of its intent to sell SNSG to Party A. The parties shall thereafter determine the fair market value of the JVC in accordance with Article 9.12(c) of this Contract. After the fair market value of the JVC has been determined, Party A shall have thirty (30) days to notify Party B that it exercises its option to purchase all of Party B's registered capital and interest in the JVC for a price equal to the fair market value of the JVC, multiplied by the Selling Party's portion of the registered capital of the JVC or to sell all of its registered capital and interest in the JVC to Party B for a price equal to one hundred twenty percent (120%) of the fair market value of the JVC, multiplied by the Selling Party's portion of the registered capital of the JVC.

                      Closing shall occur and payment shall be made in cash, denominated in U.S. Dollars, fifteen (15) days after a transfer has been approved by the Approval Authority.

        5.8

(a) The parties hereto agree that any increase of the registered capital of the JVC (a “capital increase”) shall only be effected by the resolution of the Board of Directors, subject to the approval by the Approval Authority, and each party shall be given a preemptive right to subscribe to all capital increase in accordance with the ratio of the interest in the registered capital of the JVC at the time of such capital increase.

(b) If a party does not exercise its right to first subscribe to the capital increase allocated to it pursuant to Clause (a) above within ninety (90) days from the date of the resolution of the Board of Directors (or such longer period as may be agreed upon between the parties), then such right shall be offered to the other party who has exercised its right to first subscribe to the capital increase.

        5.9         If either Party fails to make the full amount of its contribution by the date specified, such Party shall pay to the JVC, as liquidated damages, an amount equal to an annual rate of twelve percent (12%) per annum for the time of any overdue payment.

        5.10

(a) Except the contributions to the registered capital to be made by the parties hereto, all financial requirements of the JVC for the carrying on of its business shall be met by funds generated internally and borrowings on its own credit approved by the Board of Directors (as defined herein).

(b) It is expressly agreed and understood by the parties hereto that the JVC shall not borrow money exceeding the amount which the JVC may borrow on its own credit. Provided, however, that if (i) such borrowings are resolved by the Board of Directors, (ii) such borrowings are not obtainable without guarantee, and (iii) a lender requires guarantee of the parties, then each of the parties shall provide or obtain from a third party guarantee of the repayment by the JVC of such borrowings, severally, not jointly, in accordance with the ratio of the interest in the registered capital of the JVC at the time of such guarantee.

(c) It is agreed by the parties hereto that the JVC shall enter into an indemnity agreement with any party (the “Guarantor”) that guarantees any obligation of the JVC whereby the JVC shall indemnify the Guarantor against any loss comprising the amount paid under the guarantee, interest and costs of recovery, in the event such guarantee is called upon.

(d) It is agreed by the parties hereto that any Guarantor shall be entitled to a guarantee fee as compensation for making available to the JVC such guarantee, the terms and conditions of which shall be agreed upon between the parties hereto.

        5.11         Film coating systems and other production equipment, machinery, jigs and tools which are necessary for the manufacture of the Products shall be purchased or leased by the JVC from Party A, SNSG or any third party. The detailed terms and conditions of the purchase (lease) contracts shall be agreed upon between the JVC and the party concerned, subject to the approval by the Board of Directors.

        5.12

(a) The following pre-incorporation expenses with respect to the JVC (the "Expenses") shall be borne and reimbursed by the JVC:

(i) All reasonable expenses and fees of legal counsels, translators and notaries relating to the establishment and/or operation of the JVC and the application to the PRC governmental authorities;

(ii) any fees, taxes, duties or other costs relating to Item (a) above;

(iii) all expenses and fees to obtain the approvals, permits and licenses required or necessary under applicable laws and regulations of the PRC for the business operation of the JVC;

(iv) all expenses and costs hereunder agreed to be borne by the JVC; and

(v) any other expenses which are mutually agreed in writing in advance by the parties hereto to be borne by the JVC.

(b) If for any reason the JVC is not established, or this Contract is terminated and the JVC dissolved pursuant to Article 16.3 hereof, the parties hereto agree that the Expenses shall be prorated between the parties in accordance with their respective contributions to the registered capital of the JVC, and any sum of money paid into the JVC’s account by both parties as subscription to the registered capital of the JVC shall, after deduction of the Expenses, if any, be immediately reimbursed to each party in accordance with the ratio of the interest in the registered capital of the JVC.

ARTICLE 6.0
PARTY A'S RESPONSIBILITIES TO JVC

        6.1         The following responsibilities, not otherwise covered in this Contract, shall be undertaken by Party A at its own expense and with no compensation from the other Party or the JVC (unless otherwise specified in the Contract or Appendices):

RESPONSIBILITIES OF PARTY A:

(a) To provide 50% of the registered capital as set forth in this Contract.

(b) To sell the JVC certain equipment pursuant to an Equipment Purchase Agreement (in the form attached as Appendix 2).

(c) To provide personnel to supervise the installation and commissioning of the equipment supplied by Party A.

(d) To bring such equipment into stable operation, producing satisfactory quality and quantity of Products.

(e) To assist the JVC to purchase components and raw materials which are not available in China and to assist with the shipment thereof to the China port of destination.

(f) To train the JVC employees pursuant to a Know-How License Agreement in the form attached as Appendix 3 which the JVC shall enter into with Party A upon formation of the JVC.

(g) To advise the JVC in the formulation and implementation of its sales and marketing plans.

(h) To advise the JVC on how to sell its products in China and abroad, to assist in such sales as provided in this Contract, to enter into the Marketing Service Agreement in the form attached as Appendix 4, and to purchase Product exported by the JVC.

(i) To assist the JVC to arrange foreign currency offshore loans in accordance with Chinese laws and regulations and subject to approval by the Board of Directors and the relevant Chinese government authorities.

(j) To keep secret and confidential and not use any technical data and other information supplied to it by Party B or the JVC and other business and financial information of the JVC in accordance with Article 8.5 to take appropriate steps to avoid disclosing such data and information to third parties, and to assist the JVC in preventing third party access to the production facilities without the prior written approval of the Board.

(k) To warrant that: (i) it is the lawful owner of assets it sells to the JVC and that such assets are free and clear of any liens, mortgages or other security interests and claims; (ii) it possesses the right to transfer these assets in the manner described in this Contract; and (iii) there are no pending legal or administrative proceedings which would prevent it from fulfilling its obligations under this Contract.

(l) To perform and fulfill such other duties which the JVC may entrust to Party A from time to time.

(m) To assist the JVC with recruitment of local personnel in the open market (as necessary) and with other employment matters accepted by Party A for smooth operation of the JVC.

ARTICLE 7.0
PARTY B'S RESPONSIBILITIES TO JVC

        7.1         The following responsibilities, not otherwise covered in this Contract, shall be undertaken by Party B at its own expense and with no compensation from the JVC (unless otherwise specified in this Contract or the Appendices):

RESPONSIBILITIES OF PARTY B:

(a) To provide 50% of the registered capital as set forth in this Contract.

(b) To cause SNSG to sell equipment to the JVC pursuant to an Equipment Purchase Agreement (in the form attached as Appendix 5), and to sell or lease equipment to the JVC as required for the operation of the JVC from time to time, and accepted by SNSG.

(c) To bring such equipment into stable operation, producing satisfactory quality and quantity of Products.

(d) To assist the JVC to purchase components and raw materials which are not available in China and to assist with the shipment thereof to the China port of destination.

(e) To cause SNSG to train the JVC employees pursuant to a Know-How License Agreement, in the form attached as Appendix 6 which the JVC shall enter into with Party B upon formation of the JVC.

(f) To cause SNSG to enter into a Lease Agreement, in the form attached as Appendix 7, for the land and building in which the JVC will operate.

(g) To advise the JVC in the formulation and implementation of its sales and marketing plans.

(h) To advise the JVC on how to sell its products in China and abroad, to assist in such sales as provided in this Contract, to enter into a Marketing Service Agreement in the form attached as Appendix 4 and to purchase Product exported by the JVC.

(i) To assist the JVC to arrange foreign currency offshore loans in accordance with Chinese laws and regulations and subject to approval by the Board of Directors and the relevant Chinese government authorities.

(j) To keep secret and confidential and not use any technical data and other information supplied to it by Party A or the JVC and other business and financial information of the JVC in accordance with Article 8.5 to take appropriate steps to avoid disclosing such data and information to third parties, and to assist the JVC in preventing third party access to the production facilities without the prior written consent of the Board.

(k) To warrant that: (i) SNSG is the lawful owner of assets SNSG sells to the JVC and that such assets are free and clear of any liens, mortgages or other security interests and claims; (ii) SNSG possesses the right to transfer these assets in the manner described in this Contract; and (iii) there are no pending legal or administrative proceedings which would prevent it from fulfilling its obligations under this Contract.

(l) To assist the JVC with recruitment of local personnel in the open market (as necessary) and with other employment matters accepted by SNSG for smooth operation of the JVC.

(m) To assist the JVC in contracting and settling all basic utilities such as water, sewer, electricity, gas and communications equipment and with the outfitting of the building to accommodate installation of the production equipment.

(n) To cause SNSG to sell glass substrate to the JVC as provided in Article 20, as long as Party B controls SNSG.

(o) To perform and fulfill such other duties which the JVC may entrust to Party B from time to time, as accepted by Party B.

(p) Pursuant to a service agreement between SNSG and the JVC to be approved by the Board of Directors, to cause SNSG to render to the JVC services with respect to support for employment of workers and use of SNSG welfare facilities at a price equal to SNSG’s cost, including administrative costs. Such service agreement shall not create liability on the part of SNSG for the operations of the JVC.

ARTICLE 8.0
SELLING OF PRODUCT

        8.1         Some of the Products shall be sold by the JVC directly to customers in the PRC. Each of the parties hereto shall assist the JVC in marketing, promotion and sale of the Products in the PRC, provided, however, that a consideration for such assistance shall be five percent (5%) of the net sales of the Products which have been realized as a result of such assistance. For this purpose, the JVC and each of the parties shall enter into a Marketing Service Agreement in the form and substance as attached hereto as Appendix 3 as soon as practicable after the License Date.

        8.2         Some of the Products shall be exported through Party A and/or Party B, including products sold to Hong Kong and Macau. The Products sold by the JVC to Party A and/or Party B for resale shall be sold to Party A and/or Party B at prices determined by the Board of Directors from time to time which represent a fixed discount from the anticipated resale price. The sales shall be on commercially reasonable terms to be agreed upon by the JVC.

        8.3         Each party is entitled to undertake the sales or sales assistance for one-half of the JVC’s aggregate production value. It is the intention of the parties that the total of the amount received pursuant to the sales assistance fee under Article 8.1 and the discount granted under Article 8.2 for each party will be approximately equal. The Board of Directors will review the business plan semi-annually to maintain the approximate equality in combined return to the parties.

        8.4         The JVC will have its own trademark which shall be duly registered in China to protect its use immediately upon issuance of the business license. The trademark of the Products shall be determined by the Board of Directors.

        8.5         Confidentiality

(a) During the term of this Contract (including any extensions thereof) and/or for so long as the JVC continues to exist, and for a period of five (5) years thereafter, or unless and until the information properly comes into the public domain, both Parties shall maintain the secrecy and confidentiality of any proprietary or secret information (“Confidential Information”) related to the JVC or the other Party, and without the prior written consent of the other party shall not disclose to any third party or person or use for itself or others any Confidential Information disclosed to it by the other Party or the JVC at any time during or for the purpose of negotiation of this Contract or for the establishment or operation of the JVC, provided that both Parties shall be permitted to disclose information received by them under this Contract to Affiliates or departments when such disclosure is necessary for the Parties to carry out their obligations under this Contract.

(b) The Parties shall cause their directors, staff, and other employees, and also those of their subsidiaries or affiliated companies, to comply with the confidentiality obligations set forth in this contract.

        8.6         During the term of this Contract and for a period of three (3) years after the termination or expiration of this Contract, if any Party hereto desires to engage in or associate with, as a principal or shareholder, any business which manufactures Products in the PRC, it shall consult the other Party, provided this responds to a request for consultation within thirty (30) days.

ARTICLE 9.0
BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

        9.1         The Board of Directors of the JVC shall be established immediately after the License Date.

        9.2         The Board of Directors shall be composed of six (6) Directors, of which three (3) shall be appointed by Party A and three (3) shall be appointed by Party B. The term of office for each Director shall be two (2) years, which may be renewed. The composition of the Board of Directors shall be subject to change if the proportion of investment by the Parties changes. A Director may serve concurrently as General Manager.

(a) The Chairman and the General Manager shall be appointed upon an agreement of the parties hereto.

(b) If a party has appointed the Chairman, the other party shall have the right to appoint the General Manager.

(c) The appointment of the positions shall alternate every expiration of their terms of office.

(d) For the first term of two (2) years after the License Date, the Chairman shall be appointed by Party A from among the Directors, the General Manager shall be appointed by Party B. After the initial terms or any renewal terms which are agreed upon, the parties may agree to extend the term of the Chairman and/or General Manager for a period of two (2) years. Upon their failure to agree on extensions after either the initial term or an extended term, the appointment of the positions will alternate every two (2) years. During the first two (2) years after the License Date, Party A shall have the right to appoint the Deputy General Manager. Thereafter, the Board of Directors shall determine whether a Deputy General Manager is required and if it is, shall appoint the person to fill such position.

        9.3         A Director may be removed only by the Party which appointed the Director and all vacancies on the Board shall be filled by a person nominated by the Party which appointed the vacating Director. In case either Party intends to change its designated Board members for whatever reason, written notice shall be provided to the other Party one (1) month in advance to facilitate clear communications and understanding.

        9.4         A quorum of the Board of Directors to constitute a valid meeting shall require the presence of at least four (4) Directors to be present in person or by proxy. All resolutions of the Board of Directors shall be adopted by the unanimous affirmative vote of the Directors present at such meeting, including proxies.

        The Board of Directors is the highest authority of the JVC and shall have sole power to decide the matters as set forth in the Articles of Association.

        9.5         A resolution in writing signed by all of the Directors then in office shall constitute the legal and effective action of the Board of Directors, the same as if voted at a meeting.

                      Any Director who is unable to attend a meeting of the Board of Directors may appoint a proxy in writing to attend such meeting and vote in his place. A proxy may represent one or more members of the Board of Directors. If a member of the Board of Directors neither attends the meeting nor appoints a proxy to attend, he shall be considered to have abstained from voting.

                      A meeting of the Board of Directors may be validly and effectively held by telephonic or other means so long as all of the Directors taking part in the meeting are able to hear and talk with each of the others at the same time.

                      All meetings of the Board of Directors, unless otherwise agreed upon between the Parties, shall be conducted in the English and/or Japanese language as agreed upon by all the Directors present at such meeting. The JVC shall prepare complete and accurate minutes of the Board of Directors Meeting in the Chinese, English and Japanese languages.

        9.6         The Chairman is a legal representative of the JVC entitled to act on behalf of the Board of Directors. No Director, including the Chairman, shall have the power to bind the JVC except with the written consent of the Board of Directors.

        9.7         The Board of Directors shall convene at least two (2) meetings every year. The meetings shall be called and presided over by the Chairman of the Board or such other Director that he has authorized to act on his behalf. The Chairman may convene an interim meeting based on a proposal made by two or more of the Directors.

        9.8         The Chairman shall send written notice at least thirty (30) days prior to any Board meeting, stating the subject, time and place of the meeting. Such notice shall be in English and Japanese and shall include a detailed agenda of matters to be discussed at the meeting and all reports, documents and other materials relevant for adequate and informed consideration of each matter on the agenda.

        9.9         In the event of an emergency, the Chairman shall, by the most rapid means of communication available to him, notify each Director of the nature of emergency and the proposed action to be taken. If due to the urgency of the situation it is not possible to obtain a quorum of the Board of Directors within the time available for the JVC to act, the written approval of one Director appointed by each Party will suffice for the General Manager to act and a Board of Directors meeting shall be convened as soon as reasonably possible thereafter to ratify such action.

        9.10       Members of the Board of Directors shall not be paid by the JVC for their duties as members of the Board. The JVC shall pay for the costs of air travel (economy class), meals and lodging expenses incurred by Directors in traveling to and attending up to two (2) meetings of the Board of Directors in each fiscal year.

        9.11       Each member of the Board of Directors shall have only one vote but may cast the vote(s) of other director(s) by proxy. In no event shall the Chairman or any Director acting as the Chairman be entitled to cost a decisive vote.

        9.12       Deadlock.

(a) If for any reason whatsoever the Board of Directors is unable to resolve any issue presented before it, the meeting of the Board of Directors at which such issue or issues are being discussed shall be adjourned for twenty-four (24) hours. If at the reconvened meeting, the Board of Directors is still unable to resolve such issue or issues, such issue or issues shall be referred with a detailed record of the discussions to the President of Party A and to the corporate officer in charge of the Fine Glass Division of Party B.

(b) If the President of Party A and the specified corporate officer of Party B referenced above, through further discussion, fail to reach an agreement within six (6) months from the date of the reconvened meeting of the Board of Directors, and the deadlock materially impairs the continued operation of the JVC in a manner consistent with past practice or an agreed upon business plan, then either Party may send a notice to the other Party that it wishes to withdraw from the joint venture. Thereafter, the following procedure shall be followed:

(i) The Parties shall attempt to agree on the fair market value of the JVC.

(ii) If the Parties cannot agree upon the value of the JVC, the fair market value shall be determined by appraisal as provided in paragraph 9.12(c) below.

(iii) After the fair market value has been determined, the Party receiving the withdrawal notice shall have the option to purchase the entire registered capital and all interest of the other Party in the JVC at a price equal to eighty-five percent (85%) of fifty percent (50%) (or such other percentage ownership then held by the Selling Party) of the fair market value of the JVC, or to require the Party giving the notice to purchase its entire registered capital and all its interest in the JVC at a price equal to one hundred fifteen percent (115%) of fifty percent (50%) (or such other percentage ownership then held by the Selling Party) of the fair market value of the JVC.

(iv) Any closing will occur within thirty (30) days following the approval of the Approval Authority. Payment of the purchase price shall be cash or its equivalent in US Dollars or Japanese Yen.

(c) The following is the procedure which shall be used to determine the fair market value of the JVC:

(i) The Parties shall first attempt to agree on a qualified business appraiser or appraisal firm, which may, but shall not be required to be, a certified public accountant. If the Parties can agree, the value determined by such an appraiser shall be the fair market value of the JVC.

(ii) If the Parties cannot agree on such an appraiser within thirty (30) days after the request by one Party, each Party shall appoint such an appraiser and the fair market value agreed upon by those two appraisers shall be the fair market value of the JVC. If any Party fails to appoint a qualified business appraiser within the time limit specified, the fair market value determined by the appraiser appointed by the other Party shall be the fair market value of the JVC.

(iii) If, within ninety (90) days after being appointed, the two appraisers cannot agree on a fair market value of the JVC, the two of them shall appoint a third qualified business appraiser. The value agreed upon by any two of the three appraisers shall be the fair market value of the JVC.

ARTICLE 10.0
MANAGEMENT STRUCTURE

        10.1         The Board of Directors shall delegate day-to-day operational decisions to the General Manager.

        10.2         The General Manager shall be responsible for day-to-day operation and management of the JVC. The General Manager shall report to the Board of Directors and shall execute decisions made by the Board of Directors. Reporting to the General Manager shall be the managers of various departments into which the JVC shall be divided. Such managers will be selected and dismissed by the General Manager. The General Manager’s powers and duties shall be as set forth in the JVC’s Articles of Association.

        10.3         The Deputy General Manager will be the financial manager of the JVC and will be responsible for the accounting personnel and general affairs of the JVC. Such Deputy General Manager shall report to the General Manager, but may be dismissed only by or with the consent of Party A.

        10.4         The General Manager shall prepare an annual business plan (production plan, sales plan and overall policy plan), budget and three (3) year operating plan for the JVC which shall be submitted to the Board for approval one (1) month prior to the end of each fiscal year. Upon approval of the plan by the Board, the General Manager shall be responsible for its implementation.

        10.5         The General Manager shall send monthly reports in Japanese and/or English to all the Directors showing all relevant performance data against the budget and explanations for major deviations within fourteen (14) days after the end of each month.

        10.6         The JVC shall have the right, at its discretion, to hire its own employees or to contract services from any other person, including Party A, Party B or SNSG.

ARTICLE 11.0
TAXES, FINANCE AND AUDIT

        11.1         The JVC shall pay taxes in accordance with the stipulations of the relevant Chinese laws and regulations.

        11.2         Staff members and workers of the JVC shall pay individual income tax according to the “Individual Income Tax Law of the People’s Republic of China” or the “Individual Income Regulatory Tax Law of the People’s Republic of China”.

        11.3         Allocations for reserve funds (reserve funds, enterprise expansion funds of the JVC, welfare and bonus funds for staff and workers) shall be set aside in accordance with the stipulations of the “Law of the People’s Republic of China on Joint Venture Using Chinese and Foreign Investment.” The annual proportion of allocations shall be decided by the Board of Directors according to the business situations of the JVC.

        11.4         The fiscal year of the JVC shall be January 1 through December 31. All vouchers, receipts, statistical statements and reports shall be written in Chinese. All statistical statements and reports shall also be written in English and Japanese.

        11.5         The JVC shall establish its accounting system in accordance with the internationally used accrual basis and debit and credit system.

        11.6         The JVC shall adopt Renminbi (“RMB”) as the standard currency for entries in the books of account. Conversion into RMB from U.S. Dollars, Japanese Yen and other currencies shall be on the date the transaction is entered into the accounts of the JVC and shall be in accordance with the State Administration of Exchange Control of the People’s Republic of China.

        11.7         The JVC’s annual financial auditing shall be conducted by an international auditor registered in China and appointed by the Board of Directors. The results of auditing shall be a report in accordance with international accounting principles in accordance with Generally Accepted Accounting Principles (“GAAP”) standards and shall be submitted to the Board of Directors.

        11.8         In the event either Party considers it necessary to engage a foreign auditor registered in another country to undertake annual financial auditing or review the audit of the JVC’s auditor, the JVC and other Party shall give its consent, and the additional expenses shall be borne by the requesting Party.

        11.9         Within fourteen (14) days of the close of each calendar month, the General Manager shall submit to the Board of Directors the Profit and Loss Statement for that month and the Balance Sheet as of the close of that month. English or Japanese language translations shall be prepared for the Directors.

        11.10       The JVC may open RMB and foreign exchange accounts with banks in China upon approval by the Board of Directors. The procedure for issuing and signing bank checks shall be decided by the Board of Directors.

        11.11       The JVC may also open foreign exchange accounts with foreign banks in foreign countries as designated by the Board of Directors and approved by the State Administration of Foreign Exchange Control. Foreign income to the JVC earned and paid abroad may be deposited in those accounts and payments in foreign exchange currencies outside of China may be made from the same accounts.

        11.12       Within the first two (2) months of the close of each fiscal year, the General Manager shall present to the Board of Directors for approval the previous year’s Balance Sheet, Profit and Loss Statement and proposals regarding the distribution of profits. By the end of the third month of each fiscal year, the Board of Directors shall determine the required allocations of reserve funds (three funds), confirm and pay amounts due to the Parties as marketing service fee, loan guaranty fees and royalties, confirm the amount of income taxes payable and determine the balance available for distribution as dividends to the Parties. Unless otherwise agreed by a majority vote of the Board, one hundred percent (100%) of the balance available for dividends shall be distributed to the Parties in proportion to their contribution to the registered capital of the JVC. Dividends shall be paid within sixty (60) days after the Board has declared the distribution.

        11.13       The JVC is permitted to take measures to obtain foreign exchange in accordance with all relevant laws and regulations to (in order of priority): (a) pay for imported materials; (b) service foreign debt; (c) pay for technical assistance, technology and trademark licenses; and (d) pay dividends to the foreign partner.

        11.14       Losses of the JVC shall be shared by the Parties in proportion to each Party’s share in the JVC’s registered capital.

ARTICLE 12.0
LABOR MANAGEMENT

        12.1         Plans for the employment, recruitment, dismissal, resignation, wages, work insurance, labor protection, labor discipline, welfare benefits, and bonuses of JVC employees shall be formulated by the General Manager in consultation with the Board of Directors and subject to its prior approval, pursuant to the relevant laws and regulations.

        12.2         The General Manager, with the prior approval of the Board of Directors, has the authority to enter into individual labor contracts on behalf of the JVC. If required a copy of any signed labor contract shall be submitted to the local labor management department.

        12.3         The Board of Directors shall determine matters such as salary and/or wages, social insurance, welfare, and traveling expenses with respect to the General Manager and the Deputy General Manager. The General Manager shall determine such matters with respect to other employees of the JVC with the prior approval of the Board of Directors.

        12.4         The employees of the JVC shall have the right to establish a trade union organization and to carry out activities in accordance with the relevant laws and regulations governing trade unions. In accordance with the relevant laws and regulations, every month the JVC shall allocate funds to be used by the trade union. At the time of signing this Contract, the stipulated amount is two percent (2%) of employees’ salaries.

ARTICLE 13.0
TERM OF THE JVC

        13.1         The Term of the JVC shall be fifty (50) years beginning from the date of issuance of the business license and may be extended for a further period or periods of fifty (50) years or such other period as the Parties agree upon mutual agreement of the Parties and subject to the approval by the relevant Chinese authorities.

        13.2         At least two (2) years prior to the expiration of the Term, the Parties shall hold discussions on the extension of the Term. If the Parties agree to extend the Term and it has been unanimously approved by the Board of Directors, an application for extension shall be submitted to the relevant Chinese approval authorities six (6) months prior to the expiration date of the JVC’s business license.

        13.3         If the Parties fail to extend the Term, the Party which wanted to extend the JVC may elect the term to continue the business of the JVC, provided that it can obtain approval from the relevant Chinese authorities and enter into the necessary agreements and licenses. The Party choosing to continue the business shall be obligated to purchase the interest of the other Party at a price equal to the fair market value of the JVC multiplied by the other Party’s proportion of the registered capital of the JVC. If no selling price can be agreed upon, the fair market value of the JVC shall be determined as provided in Article 9.12(c).

ARTICLE 14.0
INSURANCE

        The JVC may obtain insurance policies for various kinds of risks from the People’s Insurance Company of China (PICC). Types, value and duration of the insurance shall be decided by the Board of Directors in accordance with the stipulations of PICC and relevant laws and regulations.

ARTICLE 15.0
AMENDMENT AND MODIFICATION

        The amendment and/or modification of this Contract shall be effective only in writing, signed by both Parties and approved by the applicable examination and approval authority in China.

ARTICLE 16.0
DISSOLUTION/WITHDRAWAL

        16.1         The Parties in the JVC have the right to agree that it may be dissolved at any time prior to expiration of the business license, but in such case it must be unanimously approved by the Board of Directors and permission granted by the relevant Chinese authorities.

        16.2         In addition to the rights granted in Article 16.1, the parties shall have the following rights:

(a) The following shall constitute Events of Withdrawal/Dissolution:

(i) The JVC incurs losses for three (3) consecutive fiscal years and the Board of Directors determines that no recovery in the near future can be expected;

(ii) The accumulated losses of the JVC exceeds the total amount of the registered capital of the JVC;

(iii) The JVC is unable to operate for a continuous period six (6) months due to the occurrence of any event of Force Majeure or any other reason not attributable to the Parties;

(iv) The JVC is unable to operate for a period of one (1) month and the Board of Directors determines that there is no reasonable prospect of being able to resume business within ninety (90) days due to:

A. any change of the PRC law, regulation or rule, or any governmental order or expropriation or requisition of all or a material portion of the assets or property of the JVC, or

B. any business license or other licensee, without which the JVC cannot operate and produce Products, expires, is canceled, terminated or suspended.

(b) After the occurrence of an Event of Withdrawal/Dissolution as provided in Clause (a) above, either Party may send a notice to the other Party stating that the JVC should be terminated. Thereafter, the following procedure shall be followed:

(i) the Parties shall attempt to agree on the value of the JVC;

(ii) if the Parties cannot agree upon the value of the JVC, the fair market value of the JVC shall be determined by appraisal as provided in Article 9.12(c).

(iii) After the fair market value of the JVC has been determined, the Party receiving the notice shall have the option to:

A. purchase all the registered capital and interest of the other Party in the JVC at a price equal to ninety percent (90%) of the fair market value of the JVC multiplied by the Selling party's proportion of the JVC's registered capital, (but not less than book value), or

B. liquidate the JVC.

(iv) If a purchase occurs, the closing shall occur within thirty (30) days following approval by the Approval Authority. Payment of the purchase price shall be in cash or its equivalent in US Dollars or Japanese Yen.

        16.3         If the Parties agree to dissolve the JVC or if a Party exercises its right to cause the JVC to be dissolved pursuant to Article 16.2, the parties hereto shall cause their respective directors appointed by them to vote for the dissolution of the JVC. Immediately after the Board of Directors’ resolution for the dissolution of the JVC, the JVC shall apply to the Approval Authority for the dissolution and cease to do any further business activities.

        16.4         Upon approval from the relevant Chinese authorities of the request for dissolution, liquidation shall proceed. The Board of Directors shall appoint a liquidation committee to work out the procedures. The specific tasks of the liquidation committee shall be: (a) to conduct a thorough check of the JVC property; (b) to determine creditors’ rights and liabilities; (c) to finalize a balance sheet and a schedule of assets; and (d) to formulate a formal liquidation plan. All these shall be effected after approval has been granted by the Board of Directors. The liquidated value of the JVC’s assets shall be appraised by an appraiser and calculated in accordance with relevant Chinese laws and regulations.

        16.5         During the liquidation process, the liquidation committee shall represent the JVC in all matters related to the legal aspects of the liquidation process. The costs of and remuneration to the liquidation committee shall be paid in priority by the JVC. Any and all expenses and liabilities incurred by either of the Parties in the liquidation of the JVC in accordance with Chinese law, regulation or governmental order, shall be shared by both Parties in accordance with the ratio of their interest in the registered capital of the JVC at the time of dissolution. In addition, any and all expenses and liabilities incurred by either of the Parties in the liquidation of the JVC in accordance with normal custom and practice in the New District of Suzhou shall be shared by both Parties in accordance with the ratio of their interest in the registered capital of the JVC at the time of dissolution, provided, that neither Party’s obligation for such payments shall exceed $100,000 unless that party consents. If the Parties do not agree whether a particular payment is required under Chinese law, regulations or governmental order or whether a particular payment is in accordance with normal custom and practice in the New District of Suzhou, the issue shall be arbitrated pursuant to Article 21.

        16.6         After all debts of the JVC have been cleared by the liquidation committee, the remaining assets shall be distributed to each Party according to the proportion of its share of registered capital contributed to the JVC. Technology licensed to the JVC by each Party shall remain the property of that Party and shall revert back to that Party without charge and shall not be counted as part of that Party’s distribution pursuant to liquidation.

        16.7         On completion of the liquidation process, the JVC shall submit a report to the relevant Chinese authority, fulfill all formalities related to surrender of the business license, and publish a liquidation notice to the public.

        16.8         After dissolution of the JVC, all the books of account and records of the JVC shall be kept by a third party agreed by the parties hereto. The parties hereto agree that the costs required for the above shall be pro-rated between the parties in accordance with their contributions to the registered capital of the JVC at the time of the dissolution.

ARTICLE 17.0
LIABILITIES FOR BREACH OF CONTRACT

        17.1         If either Party fails to make its contribution to registered capital on time as stipulated in Article 5.0 of this Contract, the Party in breach shall not be entitled to any profit distribution for the time it is in default of its contribution commencing on the due date and shall pay interest on the amount owing starting from the first month after exceeding the time limit, calculated at the prime rate of interest of the Bank of China at the time. In addition, the breaching Party shall compensate the JVC for all direct losses incurred by such breach.

        17.2         If either Party (the “Defaulting Party”) (a) fails to pay its contribution to registered capital for more than three (3) months beyond the due date, or should the JVC be unable to continue its operations or achieve the business purpose stipulated in this Contract as a result of such failure to contribute, or commits any other material breach of its obligations under this Contract or any Appendix hereto, (b) the other Party gives to the Defaulting Party a written notice specifying the nature of the breach, and (c) the Defaulting Party fails to cure such breach within thirty (30) days from the date on which such notice is received by the Defaulting Party, or if such breach cannot reasonably be cured within thirty (30) days, if the Defaulting Party does not diligently work to cure such default, then, the non-defaulting Party shall have the right to notify the Defaulting Party that it wishes to terminate the Joint Venture, in which case the following procedure shall apply. A material default by SNSG under any Appendix to this Contract at a time it is controlled by Party B shall constitute a default by Party B under this Article.

(i) the Parties shall attempt to agree on the fair market value of the JVC,

(ii) if the Parties cannot agree upon the value of the JVC, value shall be appraised as provided in Article 9.12(c);

(iii) after the fair market value of the JVC has been determined, the non-defaulting Party shall have the option to purchase the registered capital and all the interest of the Defaulting Party in the Contract at a price equal to seventy percent (70%) of the fair market value of the JVC multiplied by the proportion of the defaulting Party’s registered capital of the JVC or require that the Defaulting Party purchase its registered capital and its interest in the JVC at a price equal to one hundred thirty percent (130%) of the fair market value of the JVC multiplied by the proportion of its registered capital of the JVC; and

(iv) the closing will occur within thirty (30) days following the approval of the Approval Authority. Payment of the purchase price shall be cash or its equivalent in US Dollars or Japanese Yen, as specified by the selling Party.

        17.3         If failure to carry out this Contract is due solely to one Party’s breach, then the breaching Party shall be fully liable for any and all losses resulting from such breach. In addition to other remedies available under the PRC law and under this Contract, the Party not in breach shall be entitled to recover any and all damages, including but not limited to, direct economic losses then caused to the Party not in breach or its portion of damages to the JVC by the breaching Party. If there has been a reduction in the fair market value of the JVC as a result of the breach, damages will include fifty percent (50%) (or such other percentage ownership then held by the non-breaching Party) of the reduction in fair market value of the JVC resulting from that breach. Under no circumstances, however, shall the Party not in breach be entitled to duplicate recovery or value from the breaching Party under different theories, legal remedies or clauses, including purchase price adjustments under Article 17.2, or recovery for a reduction in value pursuant to the immediately preceding sentence. If, however, such failure is due to both Parties breach, each Party shall bear its own share of the resulting losses.

ARTICLE 18.0
FORCE MAJEURE

        18.1         Should either Party be prevented from performing its obligations under this Contract due to force majeure, such as major earthquake, typhoon, fire, flood, war or other events whose occurrence could not be predicted and whose consequences could not be prevented or avoided, the Party that is adversely affected by such event shall notify the other Party as soon as possible and shall within fifteen (15) days thereafter provide the detailed information of the events giving full explanation of its inability to execute or delay the execution of the Contract in whole or in part. Both Parties should then decide, through consultation, whether to dissolve JVC, to relieve the affected Party of its duties under the Contract, or to delay the performance of the Contract until the force majeure situation is cured. If no agreement can be reached within thirty (30) days following the initial notice of a force majeure condition, the Board of Directors or parties shall act in accordance with Article 16.0 to sell or dissolve the JVC.

        18.2         Neither Party shall claim against the other or against the JVC for compensation for losses caused by force majeure.

        18.3         Force majeure shall not constitute a valid defense for either Party’s failure to pay monetary obligations that were due and payable at the time a force majeure situation was declared.

ARTICLE 19.0
EXISTING OPERATIONS

        19.1         General Principles. The parties acknowledge that the JVC will be established and operated utilizing facilities which were utilized by SNSG prior to the establishment of the JVC.

        19.2         Representations. Party A has become a party to this Contract in reliance on information supplied by Party B concerning its existing operations and assets. In particular, Party B represents for the benefit of Party A that:

(a) Party B is not aware of any litigation, arbitration or administrative proceeding which is currently taking place or pending or threatened against Party B or SNSG, or the assets of SNSG, which are related to the subject of this Contract. Furthermore, neither Party B nor SNSG is, as at the date of this Contract, in default under any law, regulation, government directive whether having force of law or not, judgment of a court, governmental order, governmental authorization, agreement or obligation applicable to the business or assets of SNSG which relate to the subject of this Contract.

(b) All information supplied to Party A by Party B in relation to this Contract, including the information concerning the business and financial status of SNSG and Party B, and SNSG’s assets, inventories and outstanding contractual arrangements with suppliers and customers with respect to the business which is the subject of this Contract, is true and correct as at the date of this Contract, whether the same has been verified or audited by an independent third party or not.

        19.3         Representations. Party B has become a party to this Contract in reliance on information supplied by Party A concerning its existing operations and assets. In particular, Party A represents for the benefit of Party B that:

(a) Party A is not aware of any litigation, arbitration or administrative proceeding which is currently taking place or pending or threatened against Party A or the assets of Party A which are subject to this Contract. Furthermore, Party A is not, as of the date of this Contract, in default under any law, regulation, government directive whether have the force of law or not, judgment of a court, governmental order, governmental authorization, agreement or obligation applicable to its business or assets which relate to the subject of this Contract.

(b) All information supplied to Party B by Party A in relation to this Contract, including information concerning the business and financial status of Party A and its assets, inventories and outstanding contractual arrangements with suppliers and customers with respect to the business which is the subject of this Contract, is true and correct at the date of this Contract, whether the same has been verified or audited by an independent third party or not.

        19.4         Liability. Party A, Party B and/or SNSG shall continue to be wholly responsible for their own debts and liabilities, whether actual or contingent, or accrued before or after the License Date, and such debts and liabilities shall not be the responsibility of the other Party or the JVC. In particular, neither Party A nor the JVC shall assume any of the following liabilities or obligations of Party B or SNSG and neither Party B nor the JVC shall assume any of the following obligations of Party A existing prior to the License Date:

(a) mortgages, charges or security interests against assets to be sold to the JVC;

(b) liabilities for income, consolidated industrial and commercial tax or any other tax or penalties related to SNSG's business;

(c) liabilities with respect to environmental matters related to land or buildings to be leased to the JVC;

(d) liabilities or obligations with respect to wages, pensions or other benefits payable to employees of SNSG who subsequently transfer to the JVC, if any.

(e) liabilities for the products themselves; and

(f) liabilities to any third party.

Party B will indemnify and hold Party A and the JVC harmless from and against any loss, cost, damage or expense arising from any claim which is the responsibility of Party B or SNSG under this Article 19.4. Party A will indemnify and hold Party B, SNSG and the JVC harmless from and against any loss, cost, damage or expense arising from any claim which is the responsibility of Party A under this Article 19.4.

ARTICLE 20.0
SUPPLY OF MATERIALS

        20.1

(a) The parties agree in principle that the JVC will purchase all its required substrate glass from SNSG unless a customer specifies substrate from another manufacturer.

(b) SNSG shall sell glass substrate to the JVC at the lowest price for production quantities and on competitive terms and conditions with respect to quality and delivery compared to those offered by SNSG to AFC or any other party or by a third party to AFC. SNSG’s price to the JVC, net of all insurance, duties and taxes (including value-added taxes), shall be compared to SNSG’s price to other buyers (FOB SNSG’s plant) and also compared to any price payable by Party A to SNSG or any other party (FOB Seller’s plant).

ARTICLE 21.0
SETTLEMENT OF DISPUTES

        21.1         The Parties hereto agree to use their best efforts to settle amicably through mutual consultation of the Parties any disputes, differences or controversies which may arise between the Parties out of, in relation to or in connection with this Contract or the breach hereof. Except as otherwise provided in this Contract, if any of such disputes, differences or controversies cannot be settled amicably within three (3) months from the date on which the parties had the first consultation, such disputes, differences or controversies shall be exclusively and finally settled by an arbitration in Singapore in accordance with the Arbitration Rules of the Singapore International Arbitration Center (SIAC) under the auspices of the SIAC.

        The arbitration proceedings shall be conducted in the English language.

        The decision of the arbitrator shall be final and binding on all Parties and shall be enforceable in any court of competent jurisdiction.

ARTICLE 22.0
APPLICABLE LAW

        The formation of this Contract, its validity, interpretation, execution and the settlement of disputes shall be governed by the relevant laws of the PRC.

ARTICLE 23.0
LANGUAGE

        This Contract shall be written in English only.

ARTICLE 24.0
PARTIAL UNENFORCEABILITY

        If any portion of this Contract becomes unenforceable for any reason, the remaining portions of the Contract shall remain in full effect unless doing so would render the business purpose of the JVC impossible to fulfill.

ARTICLE 25.0
ENTIRE AGREEMENT

        This Contract constitutes the entire agreement between the Parties and supersedes all prior discussions and agreements between them.

ARTICLE 26.0
NOTICES

        26.1         All official notices, requests and communications (other than routine matters) shall be given as follows:

(a) If to a Party: It shall be to that Party’s Legal Representative at its legal address as set forth in Article 2.1 or such other address as the Party may from time to time designate in writing to the other Party and the JVC and shall be signed by the Legal Representative of the other Party or by the Chairman of the JVC, as applicable.

(b) If to the JVC: It shall be to the General Manager of the JVC at the legal address as set forth in Article 3.3 or such other address as the JVC may from time to time designate in writing to both Parties, and shall be signed by the Legal Representative of the Party.

        26.2         Notices, requests and communications may be sent by facsimile for expediency, but shall be followed by airmail copy to the legal address listed in this Contract. Notices shall be written in English and Japanese and shall be effective upon first receipt. Notices or other communications hereunder shall be deemed to have been given and received (i) if delivered personally, on the day of the delivery, (ii) if sent by a courier, on the seventh (7th) day following the date of the deposition of the document, or (iii) if transmitted by facsimile, on the day of the transmission of the message.

        26.3         The provisions contained in Articles 8.5, 8.6, 21 and 22 shall continue to survive after the expiration or termination of this Contract and the dissolution of the JVC.

ARTICLE 27.0
EFFECTIVENESS AND VALIDITY OF THE CONTRACT

        27.1         This Contract shall come in to force beginning with the issuance of the Business License.

        27.2         Appendices 1 through 8 to this Contract are hereby incorporated into this Contract by and shall be an integral part of this Contract.

        27.3         This Contract shall have five (5) original copies.

ARTICLE 28.0
SIGNATURES

        This Contract is hereby signed in Colorado / Tokyo by the legal representatives of both Parties on the 17th day of February, 1999.

For Party A		For Party B
BY:	/s/ Thomas Edman Thomas Edman	BY:	/s/ Yozo Izuhara Yozo Izuhara
TITLE: President and CEO		TITLE: President
DATE:	DATE:	February 17, 1999

EXHIBIT 13.1

Applied Films

Division Addresses

USA
Applied Films Corporation
9586 I-25 Frontage Road
Longmont, CO 80504
U.S.A.
Tel: +1.303.774.3200
Fax: +1.303.678.9275

Germany
Applied Films GmbH & Co. KG
Siemensstraße 100
63755 Alzenau
Germany
Tel: +49.6023.92.6000
Fax: +49.6023.92.6200

China
US Applied Films Inc.
Shanghai Rep Office
Room 2204, Citic Square
1168 Nanjing Road West
Shanghai, 200041, PRC
Tel: +86.21.5292.5226
Fax: +86.21.5261.0377

Hong Kong
Applied Films Asia Pacific Ltd.
Suite 631, Ocean Centre
Harbor City, Tsim Sha Tsui
Kowloon, Hong Kong
Tel: +852.2110.5880
Fax: +852.2110.0220

Japan
Applied Films Corporation
Japan Branch
2-1, Shinjuku-3-Chome
Shinjuku-Ku
Tokyo, Japan 160-0022
Tel: +81.3.3225.1337
Fax: +81.3.3225.1343

Korea
Applied Films Korea Ltd.
720, Life-Officetel Bldg
61-3, Yoido-Dong, Yongdeungpo-Gu
Seoul, Korea 150-731
Tel: +82.2.786.1376
Fax: +82.2.786.2376

Taiwan
Applied Films Corporation
Taiwan Branch
3rd Floor, No.85
Kung-Ming Sixth Road
Chu-Bei City, 302
Hsinchu County
Taiwan, R.O.C.
Tel: +886.3.553.4222
Fax: +886.3.553.6502

Belgium
Applied Films Belgium NV
Leuvensesteenweg, 542/9A
B-1930 Zaventem
Belgium
Tel: +32.2.709.7990
Fax: +32.2.720.5934

AT A GLANCE

TICKER (NASDAQ):	*AFCO*
FOUNDED:	*1976*
EMPLOYEES:	*560*
NET REVENUES:	*$144 million*
SHARES OUTSTANDING AT 6.29.02:	*11.0 million*
BUSINESS:	*Leading manufacturer of thin film deposition equipment*

FINANCIAL HIGHLIGHTS

FISCAL YEAR ENDED JUNE *(in thousands, except for per share amounts)*	1998	1999	2000	2001	2002
STATEMENT OF OPERATIONS DATA					
Net revenues	$ 53,041	$ 31,523	$ 42,292	$ 112,715	$ 143,718
Gross margin	10,891	4,453	5,659	22,694	32,194
Operating profit (loss) before goodwill(1)	4,581	(351)	(74)	183	(1,308)
Earnings (loss) before goodwill(1)	2,857	(224)	3,073	5,735	1,532
Net income (loss)	2,857	(224)	3,073	(4,333)	(1,022)
Earnings (loss) per diluted share before goodwill(1)	$ 0.85	$ (0.06)	$ 0.69	$ 0.89	$ 0.16
Earnings (loss) per diluted share	$ 0.85	$ (0.06)	$ 0.69	$ (0.73)	$ (0.14)
Weighted-average common diluted shares outstanding	3,375	3,478	4,439	6,414	9,628
BALANCE SHEET DATA					
Working capital	$ 10,747	$ 11,812	$ 63,785	$ 22,560	$ 81,186
Total assets	28,697	30,195	87,478	169,426	215,824
Long-term debt	4,175	7,180	–	6,483	–
Shareholders' equity	14,826	14,658	73,197	89,192	154,570

(1) *Operating profit (loss) before goodwill, earnings (loss) before goodwill and earnings (loss) per diluted share before goodwill, exclude amortization of goodwill and intangibles, and a related non-recurring charge from the acquisition.*

CORPORATE PROFILE

For 26 years we have developed leading thin film technologies that meet our customers' needs for technologically advanced thin film deposition equipment. We currently have sold over 80 flat panel display systems, 37 architectural and automotive glass thin film deposition systems, 470 web coating systems and nine systems for coating plastic bottles. We have over 50 patents and patent applications related to thin film technologies.

Our equipment manufacturing operations in Germany and our technology development center in

Applied Films

Colorado, together with our global sales and support offices, enable us to provide thin film deposition solutions around the world. Our knowledge, understanding of customer thin film coating requirements, and ongoing research and development allows us to make continuous improvements and provide our customers with high-value and increasingly advanced technological solutions. The depth of our experience and technologies enables our customers to develop innovative products for their current and future markets.

APPLIED FILMS 2002 ANNUAL REPORT

LETTER TO SHAREHOLDERS

Dear Shareholders:

Fiscal year 2002 was a year of many challenges for our company and the industries we serve. Overall economic weakness throughout the world, as well as the tragic events of September 11, 2001, impacted our business. Our talented management team and work force persevered through these difficult times and ended fiscal 2002 with $144 million in net revenues, up from $113 million in fiscal 2001. We also completed a secondary offering in November, raising $67 million by selling approximately 3.5 million shares of our common stock. Despite the continued economic challenges that corporate America faces, we are convinced that our diverse line of products, our dedicated global work force, and our strong market presence will enable us to continue to meet the expectations of our customers, shareholders, and employees.

Our product concentration continues to move toward the equipment business. We have transitioned from building our own equipment for the purposes of coating thin films onto glass 26 years ago, to building and selling commercial thin film deposition equipment. What differentiates Applied Films from our competitors is the unique process technology we have developed that enables our customers to improve their products in markets that they serve. Our acquisition of the Large Area Coatings (LAC) division of Unaxis in fiscal 2001, allowed us to further expand our market segments to include architectural, automotive and solar glass, the consumer products packaging and electronics, in addition to the flat panel display industry.

Our revenues are now firmly concentrated on the equipment side of our business with over 90% of revenues generated from equipment sales. Over time, we have moved most of our manufacturing of coated glass to our joint venture in China, with a smaller operation in Longmont. Late in July 2002, we began transferring the unique features of our ATX-700 platform, designed for the plasma television market, into our NEW ARISTO platform manufactured in Germany. The NEW ARISTO will be well positioned to address the technology requirements of flat panel televisions and computer monitors. Consequently, we have discontinued the manufacturing of systems in Longmont, and will leverage the capacity and strength of our team in Germany to manufacture our thin film deposition systems. Our Longmont headquarters now functions as a technology development center that includes research and development and design resources. This team, along with our research and development resources in Germany, will focus on improving processes and applications and designing new components for existing and future platforms.

The major market for our thin film deposition equipment centers around the color filter segment of the active matrix flat panel display market. During fiscal 2002, we continued to see tremendous growth in the active matrix flat panel display monitor segment, as flat panels increasingly replaced CRT monitors in desktop computer applications. This growth in the market strained capacities at the major active matrix display producers resulting in capacity expansions in Korea, and planned expansions in Taiwan. We expect these expansion plans to result in strong demand in the active matrix color filter segment, resulting in customer capital equipment purchases during our fiscal year 2003.

We also began installation of our first organic LED system at the end of fiscal 2002. This new display technology offers the advantages of simple display construction, wide viewing angle, and potential low battery consumption requirement for portable display applications. Our goal is to offer cost of ownership benefits to the industry with an inline system combining deposition of the required organic and metal layers used in these displays. We plan to use the first installation of a system as our proving ground for this commercial concept as we introduce this system to the OLED market.

We have been working with The Coca-Cola Company, and Krones AG to develop a thin film coating that will enhance the barrier performance of a PET bottle, allowing the beverage a longer shelf life. In our fourth fiscal quarter of 2002, Coca-Cola began a trial test of a product in Europe for a new package size using our BESTPET PLUS coating process. Following this trial test, we will run a 30-day trial to test the total process at production rates of 20,000 bottles per hour and barrier improvement factors of approximately three times that of an uncoated bottle.

Our web coater business has remained strong throughout the fiscal year driven by changing packaging strategies in China, Southeast Asia and South America. By applying our thin films onto rolled substrates, the consumer packages are more appealing and the contents remain fresher for a longer period of time.

Our architectural and automotive glass coating equipment revenues remained steady during fiscal 2002, despite the weakness in bookings. We expect to see new bookings this fiscal year as capital investments in the architectural and automotive segments increase during fiscal 2003. This increased activity is driven by North American and European initiatives for reduction in automotive emissions. Applying thin films on glass significantly reduces heat transfer through the glass, improving the efficiency of heating and cooling systems in buildings and vehicles.

During fiscal 2002, we said farewell to the longtime leader of our company, Cecil Van Alsburg, who co-founded the company in 1976. Our company benefited greatly from Cecil's 26 years of service. As president of the company until retirement in April 1998, Cecil's business mind, drive and charisma led us to over $50 million in net revenues by 1998. Following his retirement, Cecil continued to serve as our chairman of the board until October 2001, guiding management toward continued success.

As we said farewell to Cecil, we welcomed our new chairman, Richard Beck, who has been a director of our company since 1998. Formerly senior vice president and CFO of Advanced Energy Industries, management is pleased to have Dick's strong leadership, knowledge of the capital equipment industry, and financial knowledge contributing to our team.

In September 2001, the world watched the terrorist attacks on America. This tragedy brought pause to the world. While our deepest sympathy goes out to the families and friends who lost loved ones in the tragedy, we see the strength in the American spirit to set our country and our economy back on course.

Though the world around us has changed, our vision remains the same – to continue being the world's leading provider of thin film coating equipment and process technology, recognized by our customers as the leader in technology, quality, service and value. We cannot predict the future, but we are confident that we can continue to be resilient, honest, and driven to contribute to the success of our customers, shareholders and employees.

Best Regards,

THOMAS T. EDMAN
President and Chief Executive Officer

RICHARD P. BECK
Chairman of the Board

2 AFCO: 2002 ANNUAL REPORT

AFCO: 2002 ANNUAL REPORT 3

THIN FILM DEPOSITION EQUIPMENT

FLAT PANEL DISPLAYS

Our flat panel display (FPD) deposition equipment applies conductive, optical and barrier coatings for manufacturing high information content color displays, such as, high-resolution liquid crystal displays (LCDs) used in computer monitors, and plasma televisions.

The NEW ARISTO

Our NEW ARISTO is an advanced thin film deposition system that accommodates large glass sizes and meets the low particulate requirements of the active matrix LCD market. The NEW ARISTO is designed to apply critical conductive and reflective coatings used in this market. The system features high throughput and low cost of ownership.

The BTX

Our BTX deposition system consists of a single chamber designed to deposit high quality thin films on display glass. The BTX is ideally suited for color filter manufacturers supplying coated substrates to the color STN (super twisted nematic) market.

The VES 400

Our VES 400 is a new vertical in-line machine for the OLED market. This machine is equipped with a linear etch source designed to produce a flatter layer of ITO (indium tin oxide), with linear evaporation sources for the organic materials and the metals. The machine is also equipped with magnetron sputter sources, to deposit dielectric or metal layers.

THIN FILM COATED GLASS

Coated Glass

Applied Films and our Joint Venture in China are leading producers of coated glass that is used for low resolution black and white LCDs. Our customers incorporate these LCDs into consumer products that include cellular phones, personal digital assistants and other electronic instruments. To produce coated glass, we use our proprietary in-line coating systems to deposit thin films on high-quality glass panels. We then package and ship the coated glass panels to our customers for incorporation into their products. Our coated glass operations in Longmont are now focusing on production of the complex coatings required in the MicroDisplay and Touch Panel markets.

Net Revenues
(in millions for fiscal year end)

53
32
42
113
144
98
99
00
01
02

NET REVENUES

($ in thousands)	1998	1999	2000	2001	2002
Thin film coated glass	$ 39,133	$ 26,906	$ 35,159	$ 27,523	$ 12,661
Thin film coating equipment	13,908	4,517	7,133	85,192	131,067

4 AFCO: 2002 ANNUAL REPORT

PLASTIC BEVERAGE BOTTLES

Our PET bottle barrier coating processes enhance the material properties of PET bottles, which extends the shelf life of beverages and other products. Our barrier coating does not come in contact with the beverage and does not require United States Food and Drug Administration approval.

BESTPET™ LG 20

Our BESTPET™ LG 20 system deposits silicon oxide on the outside of the bottles at a rate of 20,000 bottles per hour using evaporation technology. We also supply our GMS Tester, which is a leading technology for testing the barrier improvement factor for PET bottles.

Growth in the plastic beverage bottle industry is driven by the desire for bottlers to migrate away from glass bottles in several markets and regions throughout the world. Together with The Coca-Cola Company and Krones AG, we have developed a high-speed deposition technology that applies a barrier coating on the outside of the bottle. With our current technology, we have achieved a barrier improvement factor of 2-3 times that of uncoated bottles. Along with our partners, we have developed an additional coating known as BESTPET™ Plus, which is a process targeting a barrier improvement factor up to 5 times that of an uncoated bottle and to supply a scratch resistant layer to protect the thin film barrier layer. This will allow bottlers to migrate away from heavy, expensive glass bottles into a lighter, less expensive plastic or PET bottles.

The Coca-Cola Company partnered with Applied Films GmbH and Krones AG to commercialize the BESTPET™ technology over four years ago. Applied Films brings extensive knowledge and experience in thin film process development and vacuum equipment design to the program. Krones AG is a world market leader for all types of filling line equipment for beverages and is well known for its sales and service expertise. The strengths that both companies have brought to the BESTPET™ program have been instrumental to its success.

PET is rapidly becoming the consumer's convenience package of choice around the world. As a packaging material, PET is ideal: lightweight, unbreakable, and easily recycled into a variety of uses, including other plastic articles, fiber and back into PET bottles. With BESTPET™ technology, we can now obtain a manageable shelf life, allowing us to combine attributes from two packaging materials into one winning package. BESTPET™ technology allows us to expand the envelope of PET packaging and look for new opportunities that haven't previously been possible.

Shareholdes' Equity
(in millions for fiscal year end)

15
15
73
89
155
98
99
00
01
02

AFCO: 2002 ANNUAL REPORT 5

CONSUMER PRODUCTS PACKAGING AND ELECTRONICS

SALES BY REGION
FY 2002
(IN MILLIONS)

EUROPE
58
ASIA
44
U.S.A.
30
JAPAN
12

Our web coating systems deposit thin films on flexible substrates used in various markets such as food packaging, decorative packaging or electronic applications such as electromagnetic interference shielding, capacitors, and touch panel applications. Thin films are applied to a thin plastic or metal foil substrate to create a barrier to promote freshness and extend shelf life in consumer products. Thin films provide the conductive and electronic elements critical to the manufacture of certain electronic products, such as capacitors and touch panel screens.

Our MULTIMET high vacuum metallizer offers a modular thin film deposition system based on thermal evaporation technology. The system is used to deposit thin films on very thin foil at high speed in vacuum for the capacitor market, that is used in a variety of electronic devices such as computers, televisions, washing machines, lights and motors. The modularity of the MULTIMET offers the flexibility to exchange coating sources quickly and adjusts the machine to different electronic market applications.

Our MULTIWEB thin film deposition system uses sputter processes to apply conductive as well as dielectric coatings in a roll-to-roll process on flexible substrates. The main areas of application are window films, touch panels, anti-reflective and anti-reflective/static multilayer coatings for TV screens and other displays, printed circuit boards and confidential layer stacks for security applications (anti-counterfeiting, anti-theft).

Our TOPBEAM system uses electron beam evaporation technology to produce transparent barrier coatings for packaging applications. The TOPBEAM provides high flexibility for different coatings used in the packaging industry.

Our TOPMET web thin film deposition system provides a solution for coating metal materials on flexible substrates. TOPMET is recognized as the leader of a vacuum web roll-to-roll coating system. The metallized substrates are used primarily for flexible packaging, labels, holograms and other applications. Visual appeal and good barrier properties extend the freshness and shelf life, making this system a success.

SALES BY TYPE
FY 2002
(IN MILLIONS)

EQUIPMENT
131
COATED GLASS
13

6 AFCO: 2002 ANNUAL REPORT

ARCHITECTURAL, AUTOMOTIVE & SOLAR GLASS

Our architectural and automotive thin film deposition systems apply Low-E coatings on large glass substrates used in architectural glass and automotive windshields. Solar glass coating systems apply the thin films that create the conductive layers on substrates used in solar cells.

Our TERRA-G thin film deposition system is our most advanced coating system designed for the large architectural and automotive glass market featuring a modular design. Due to this modularity, the TERRA-G enables maximum flexibility that can be easily adapted to other coating processes. The TERRA-G uses large planar magnetron or rotary cathodes and uniformly deposits multiple thin films across a large area at very high throughput rates. The TERRA-G can be up to 150 meters long and can deposit up to 20 different thin films on a single side of glass during the process.

Major improvements in the layer characteristics of the thin films have been accomplished. With the TERRA-G system our customers are able to produce coated glass with superior thermal and optical properties and solar control layers with new, brighter colors. TERRA-G is a state of the art solution for high quality coating at high speed for technically demanding coating processes, such as low emissivity or solar control coatings. Apart from its modular design a whole series of innovative details renders the TERRA-G system very attractive for our customers.

A-SERIES

Our vertical design A-SERIES coating systems are designed for anti-reflective and anti-reflective/static applications. The A-SERIES can accommodate planar magnetron cathodes and deposits multiple layer stacks on the glass, which is fixed to a substrate carrier moving vertically through the system.

SOLARISTO

Our SOLARISTO thin film deposition system, a derivative of the NEW ARISTO, is a vertical in-line system that handles medium-sized substrates. The SOLARISTO uses planar magnetron cathodes and linear PECVD process for the deposition of multiple thin films on the substrate, which is moving vertically through the system. The SOLARISTO can be up to 50 meters long and can be modified to coat on both sides of the substrate.

Solar cell markets continue to develop innovative technologies that allow for the generation of power, using surfaces of buildings, such as window glass and rooftops. We believe this technology can play a significant role as a future alternative energy source, reducing the world's dependence on petroleum based energy sources. We are currently developing deposition technology and equipment for the solar cell market and we believe that the use of thin films in solar power generation will continue to expand.

RESEARCH & DEVELOPMENT
(IN MILLIONS FOR FISCAL YEAR END)

1.2
1.0
1.4
6.5
9.4
98
99
00
01
02

AFCO: 2002 ANNUAL REPORT 7

FINANCIAL SECTION

8 AFCO: 2002 ANNUAL REPORT

CORPORATE INFORMATION

Corporate Headquarters

Applied Films Corporation
9586 I-25 Frontage Road
Longmont, CO 80504
U.S.A.
Tel: +1.303.774.3200
Fax: +1.303.678.9275

Stockholder Information

The Company's common stock is traded on the Nasdaq National Market under the symbol AFCO.

Transfer Agent

Computershare Trust Company, Inc.
350 Indiana Street, Suite 800
Golden, CO 80401

Annual Meeting

October 16, 2002
8:00 a.m., Mountain Time
Applied Films Corporation
9586 I-25 Frontage Road
Longmont, CO 80504

Independent Auditors

Ernst & Young, LLP
370 17th Street, Suite 3300
Denver, CO 80202

General Counsel

Varnum, Riddering, Schmidt & Howlett LLP
P.O. Box 352
Grand Rapids, MI 49501-0352

FROM LEFT TO RIGHT: **VINCENT SOLLITTO, JR., CHAD D. QUIST, RICHARD P. BECK, THOMAS T. EDMAN, JOHN S. CHAPIN.**

Board of Directors

RICHARD P. BECK**
Chairman of the Board

THOMAS T. EDMAN
President and Chief Executive Officer

JOHN S. CHAPIN
Director

VINCENT SOLLITTO, JR.**
Chief Executive Officer
Photon Dynamics, Inc. (Nasdaq-PHTN)

CHAD D. QUIST**
President
Information Products, Inc.
Subsidiary of Donnelly Corporation (NYSE-DON)

DANIEL C. MOLHOEK, ESQ.
Secretary to the Board
Varnum, Riddering, Schmidt & Howlett LLP

***Audit and Compensation Committees*

Executive Officers

THOMAS T. EDMAN
President and Chief Executive Officer

LAWRENCE D. FIRESTONE
Chief Financial Officer
Secretary and Treasurer

HELMUT FRANKENBERGER
Executive Vice President, Thin Film Systems

GRAEME L. HENNESSEY
Vice President, Sales and Marketing

JAMES P. SCHOLHAMER
Vice President, Operations

DESIGN: *Mark Mock Design Associates*
PRINTER: *L&M Printing*

"Coca-Cola" and the Contour Bottle design are registered trademarks of The Coca-Cola Company and are used with The Coca-Cola Company's express written permission.