Form 10-Q
period 2002-09-28
APPLIED FILMS CORP
filed 2002-11-12
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
September 28, 2002

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 000-23103

APPLIED FILMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

COLORADO	84-1311581
(State or other jurisdiction of incorporation or organization,	(IRS Employer Identification No.)

9586 I-25 FRONTAGE ROAD, LONGMONT, COLORADO 80504
(Address of principal executive offices)

Registrant's telephone number, including area code:  (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

11,093,288 shares of Common Stock were outstanding as of November 8, 2002.

INDEX

PART I. FINANCIAL INFORMATION
Page
Item 1: Financial Statements:
Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets as of September 28, 2002 and June 29, 2002...............................................	2
Consolidated Statements of Operations for the three months ended September 28, 2002 and September 29, 2001..........................................................................................................................	3
Consolidated Statements of Cash Flows for the three months ended September 28, 2002 and September 29, 2001..........................................................................................................................	4
Notes to Consolidated Financial Statements........................................................................................................	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.............................	16
Item 3: Quantitative and Qualitative Disclosures About Market Risk...........................................................................	20
Item 4: Controls and Procedures.....................................................................................................................................	21
PART II. OTHER INFORMATION
Item 6: Exhibits and Reports on Form 8-K.....................................................................................................................	21

ITEM 1. – FINANCIAL STATEMENTS

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

                                                                                        September 28, 2002     June 29, 2002
                                                                                       ---------------------  ----------------
ASSETS                                                                                     (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents.........................................................        $    36,709         $   39,105
    Marketable securities.............................................................             50,570             43,544
    Accounts and trade notes receivable, net of allowance of $1,148 and $855,
          respectively................................................................              8,003              8,171
    Revenue in excess of billings.....................................................             26,317             27,246
    Inventories, net..................................................................              9,857              7,442
    Prepaid expenses and other........................................................              1,229              1,845
    Income tax receivable.............................................................              1,202               -
    Net current assets associated with discontinued operations, net...................               -                 2,932
                                                                                              -----------         ----------
        Total current assets .........................................................            133,887            130,285

Property, plant and equipment, net of accumulated depreciation of $4,629 and $4,333,
      respectively....................................................................              5,938              6,239
Goodwill, net ........................................................................             40,307             40,307
Intangible assets, net of accumulated amortization of $5,873 and $5,034, respectively.             14,212             15,101
Investment in joint venture...........................................................             10,265             10,004
Deferred tax asset, net...............................................................             10,131             11,398
Long-term assets associated with discontinued operations..............................               -                 1,401
Other assets..........................................................................                334                373
                                                                                              -----------         ----------
      Total assets....................................................................        $   215,074         $  215,108
                                                                                              ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Trade accounts payable............................................................        $    11,814         $    9,252
    Accrued expenses..................................................................             22,693             25,462
    Billings in excess of revenue.....................................................             13,266              8,213
    Current portion of deferred gross profit, deferred gain and lease obligation......                401                414
    Deferred tax liability............................................................              5,407              5,758
                                                                                              -----------         ----------
        Total current liabilities.....................................................             53,581             49,099

Long-term portion of gross profit, deferred gain and lease obligation.................              2,329              2,427
Accrued pension benefit obligation....................................................              9,131              9,012
                                                                                              -----------         ----------
        Total liabilities.............................................................             65,041             60,538
                                                                                              -----------         ----------

STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized, 11,065,310 and 11,027,310 shares issued and outstanding at September 28, 2002 and June 29, 2002,
      respectively....................................................................            159,718            159,610
Warrants and stock options............................................................                734                734
Other cumulative comprehensive income (loss)..........................................            (12,295)            (7,995)
Retained earnings.....................................................................              1,876              2,221
                                                                                              -----------         ----------
        Total stockholders' equity....................................................            150,033            154,570
                                                                                              -----------         ----------
        Total liabilities & stockholders' equity......................................        $   215,074         $  215,108
                                                                                              ===========         ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                                                       For the Three Months Ended
                                                                          ---------------------------------------------------
                                                                             September 28, 2002        September 29, 2001
                                                                          -------------------------  ------------------------
Net revenues............................................................      $      26,875              $      39,273

Cost of goods sold......................................................             20,007                     29,198
                                                                              ---------------            ----------------
Gross profit............................................................              6,868                     10,075

Operating expenses:
    Research and development............................................              2,262                      2,034
    Selling, general and administrative.................................              6,028                      6,510
    Amortization of intangible assets...................................                889                        839
                                                                              ---------------            ----------------
Income (loss) from operations...........................................             (2,311)                       692

Other (expense) income:
    Interest income (expense)...........................................                693                        (53)
    Other income (expense)..............................................                133                        309
    Equity earnings of joint venture....................................                365                        110
                                                                              ---------------            ----------------
Income (loss) from continuing operations before income taxes............             (1,120)                     1,058

Income tax benefit (expense)............................................                431                       (378)
                                                                              ---------------            ----------------

Income (loss) from continuing operations................................               (689)                       680

Discontinued operations (Note 9):
    Loss from discontinued operations, net of taxes.....................                (85)                      (124)

    Gain on the disposal of discontinued operations, net of taxes.......                429                         -
                                                                              ---------------            ----------------
Discontinued operations, net of taxes...................................                344                       (124)

Net income (loss).......................................................               (345)                       556

    Preferred stock dividends...........................................               -                          (203)
                                                                              ---------------            ----------------

Net income (loss) applicable to common stockholders.....................      $        (345)             $         353
                                                                              ===============            ================

Earnings (loss) per share:
Basic:
    Earnings (loss) from continuing operations..........................      $       (0.06)             $        0.07
    Income (loss) from discontinued operations..........................               0.03                      (0.02)
                                                                              ---------------            ----------------
Basic earnings (loss) per share.........................................      $       (0.03)             $        0.05
                                                                              ===============            ================

Diluted:
    Earnings (loss) from continuing operations..........................      $       (0.06)             $        0.07
    Income (loss) from discontinued operations..........................               0.03                      (0.02)
                                                                              ---------------            ----------------
Diluted earnings (loss) per share.......................................      $       (0.03)             $        0.05
                                                                              ===============            ================

Weighted average common shares outstanding:
    Basic...............................................................             11,035                      6,798
                                                                              ===============            ================
    Diluted.............................................................             11,035                      6,987
                                                                              ===============            ================

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                For The Three Months Ended
                                                                         ------------------------------------------
                                                                          September 28, 2002   September 29, 2001
                                                                         ------------------------------------------
Cash flows from operating activities:
Net income (loss)......................................................        $        (345)       $         556
    Adjustments to net income (loss):
        Discontinued operations........................................                   85                  124
        Gain on the sale of the Longmont Coatings Division.............                 (429)                   -
                                                                               --------------       -------------
Net income (loss) from continuing operations...........................                 (689)                 680
Adjustments to net income (loss) from continuing operations:
Depreciation...........................................................                  443                  480
Amortization of intangible assets......................................                  889                  839
Amortization of deferred gain on lease and sales of equipment to
joint venture..........................................................                  (88)                 (90)
Gain on disposal of equipment..........................................                   (4)                   -
Equity in earnings of affiliate........................................                 (261)                 (34)
Changes in:
    Accounts and trade notes receivable, net...........................                  168               (1,148)
    Revenue in excess of billings......................................                  929              (17,385)
    Inventories........................................................               (2,415)                (731)
    Prepaid expenses and other.........................................                  655                 (116)
    Accounts payable and accrued expenses..............................                 (101)               4,598
    Billings in excess of revenue......................................                5,053                  835
    Deferred income taxes..............................................                 (286)                   -
                                                                               --------------       -------------
        Net cash flows provided by (used in) operating activities......                4,293              (12,072)

Cash flows from investing activities:
Purchases of property, plant, and equipment............................                 (227)                (333)
Purchases of marketable securities held as trading securities, net.....               (7,026)                   -
                                                                               --------------       -------------
        Net cash flows used in investing activities....................               (7,253)                (333)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt.............................                    -                1,570
Repayment of long-term debt............................................                    -               (1,553)
Stock issuance on stock purchase plan, and stock options...............                  108                  231
Dividends paid on preferred stock......................................                    -                 (179)
                                                                               -------------        --------------
        Net cash flows provided by financing activities................                  108                   69

Cash from discontinued operations......................................                4,677                  260

Effect of exchange rate changes on cash and cash equivalents...........               (4,221)              (1,379)
                                                                               --------------       --------------
Net decrease in cash...................................................               (2,396)             (13,455)
Cash and cash equivalents, beginning of period.........................               39,105               26,236
                                                                               -------------        -------------
Cash and cash equivalents, end of period...............................        $      36,709        $      12,781
                                                                               =============        =============

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized.....................        $           -        $          84
                                                                               =============        =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1.   COMPANY ORGANIZATION AND OPERATIONS

Applied Films Corporation (“Applied Films” or the “Company”) is a leading provider of thin film deposition equipment to the flat panel display (“FPD”), the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. The Company has also developed a barrier coating solution technology for the plastic beverage bottle industry. The Company’s high volume, large area deposition systems are used by its customers to deposit thin films that enhance the material properties of the base substrate. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that become critical elements of the composition of its customers’ products.

In June of 1998, the Company formed a 50/50 Joint Venture (the “Joint Venture”) in China with Nippon Sheet Glass Co. (“NSG”) to process, sell and export certain types of thin film coated glass (Note 4).

Since inception in 1976, the Company has manufactured deposition equipment for use in its internal coated glass manufacturing process. In 1996, when high end flat panel technologies demanded that LCD manufacturers process their own glass substrates in their factories, the Company expanded its product offerings to include its proprietary deposition equipment. On December 31, 2000, the Company acquired the Large Area Coatings division (“LAC”) of Unaxis. The LAC division is now operating as Applied Films Germany, a wholly-owned subsidiary of the Company. On September 24, 2002, Applied Films Corporation sold its coated glass division located in Longmont, Colorado.

The Company manufactures its thin film deposition equipment products in Germany and has sales and service offices in Asia, Europe and the United States. Applied Films’ corporate offices are located in the United States.

The financial statements for the current and prior periods have been restated to reflect the effect of the sale of the Longmont Coatings Division, and the results have been included in loss from discontinued operations, net of taxes on the income statement (Note 9).

NOTE 2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of the Joint Venture are accounted for using the equity method of accounting in the consolidated financial statements and the results appear in “Equity earnings of Joint Venture” (Note 4).

Certain reclassifications within the consolidated financial statements have been made to conform to the current year presentation.

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

Unaudited Financial Information

The accompanying interim financial information as of September 28, 2002 and for the three month periods ended September 28, 2002 and September 29, 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended September 28, 2002 are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, as long as the statements are not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in its fiscal 2002 Annual Report on Form 10-K.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2003 and 2002 each include 52 weeks.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Marketable Securities

The Company classifies all of its short-term investments that do not qualify as cash equivalents as trading securities. Such short-term investments consist of equity securities, corporate, government and municipal bonds and money market mutual funds. The Company classified all of its marketable securities as trading securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Realized and unrealized gains and losses on such securities are reflected as other income in the accompanying statements of operations. Trading securities are carried at current market values, which are based upon quoted market prices using the specific identification method.

As of September 28, 2002, the Company had $26.8 million in corporate bonds, $10.0 million in municipal debt securities, $2.0 million in government bonds, $5.5 million in equity securities and $6.3 million related to money market mutual funds accrued interest and cash. The Company had no significant concentration of credit risk arising from investments.

Inventories

Inventories consist of materials that can be used in the construction of systems or spare parts, work in process for contracts accounted for under the completed contract method of accounting and finished goods, which are primarily coated glass. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at September 28, 2002 and June 29, 2002 consist of the following (in thousands):

                                                               September 28, 2002      June 29, 2002
                                                              --------------------- --------------------
Materials for manufacturing systems and spare parts, net.....     $      2,175          $      2,235
Work-in-process..............................................            7,475                 4,809
Finished goods, net..........................................              207                   398
                                                              --------------------- --------------------
                                                                  $      9,857          $      7,442
                                                              ===================== ====================

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
                                                   ------------------------
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

Goodwill

Goodwill, in its entirety, is related to the thin film deposition equipment segment. The goodwill balance is reported on the German subsidiary balance sheet and therefore will be subject to unrealized foreign exchange fluctuations between the Euro and the U.S. Dollar. The changes in the goodwill balance are as follows (in thousands):

                                                                             September 28, 2002          June 29, 2002
                                                                           ------------------------ ------------------------
Goodwill, net..............................................................    $       49,095           $       46,619
  Unrealized foreign exchange adjustment...................................            (8,788)                  (6,312)
                                                                           ------------------------ ------------------------
Goodwill, net..............................................................    $       40,307           $       40,307
                                                                           ======================== ========================

In accordance with Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is separately tested for impairment using a fair-value-based approach. As a result of the first annual goodwill impairment test that was completed in May 2002, it was determined there was no impairment of goodwill.

From January 1, 2001 to June 30, 2001, prior to the Company’s adoption of SFAS Nos. 141 and 142, goodwill resulting from acquisitions was amortized using the straight-line method over an estimated useful life of seven years.

Intangible Assets

Intangible assets are related to the thin film deposition equipment segment. The intangible assets balance is reported on the Germany subsidiary balance sheet and therefore will be subject to unrealized foreign exchange fluctuations between the Euro and the U.S. Dollar for the balances reported on the balance sheet. The changes in the intangible assets balance are as follows (in thousands):

                                                                             September 28, 2002          June 29, 2002
                                                                           ------------------------ ------------------------
Intangible Assets:
  Patents..................................................................    $       20,982           $       20,000
  Customer lists...........................................................             2,623                    2,500
                                                                           ------------------------ ------------------------
    Intangible assets......................................................            23,605                   22,500
  Less accumulated amortization............................................            (6,428)                  (5,034)
  Unrealized foreign exchange adjustment...................................            (2,965)                  (2,365)
                                                                           ------------------------ ------------------------
Intangible assets, net of accumulated amortization.........................    $       14,212           $       15,101
                                                                           ======================== ========================

Intangible assets are amortized over estimated lives ranging from five to seven year periods.

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

Spare Parts and Coated Glass Revenue Recognition

Spare parts and coated glass revenues and related costs are recognized when products are shipped to the customer. The Company’s spare parts and coated glass are warranted to be free from material defects caused by workmanship and within its design or customer specifications. All spare parts and coated glass are inspected for workmanship and compliance to specification prior to shipment. Customers who experience defects in material may return product for credit or replacement. The Company’s returned product experience rate for spare parts and coated glass has been excellent. Applied Films maintains a reserve for quality defect returns from its customers. The provision for estimated sales returns and allowances is recorded in the period of the sale and is typically in the range of 0.5% to 1.0% of sales.

Equipment Sales Revenue Recognition

Revenues on a majority of contracts relating to the construction and sale of thin film deposition equipment are recognized on the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms, which occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress at September 28, 2002 and June 29, 2002 are as follows (in thousands):

                                                                 September 28, 2002         June 29, 2002
                                                                ----------------------  ----------------------
Costs incurred on contracts in progress and estimated profit..     $       131,113         $       121,273
Less: billings to date........................................            (118,062)               (102,240)
                                                                ----------------------  ----------------------
  Revenue in excess of billings, net........................       $        13,051         $        19,033
                                                                ======================  ======================

The Company typically collects 80-85% of the cash due on the total project by the time the equipment is shipped from its manufacturing facility. The remaining 15-20% balance that is due following the ship date is billed in accordance with the contract terms and those subsequent billings are generally collected within 30 days after billing.

The Company generally offers warranty coverage for equipment sales for a period of 12 to 24 months after final installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

Contracts that do not qualify for the percentage of completion method under SOP 81-1 are accounted for using the completed contract method. Revenues are recognized when all provisions of the contract are fulfilled. Costs to complete the contract are deferred until the related revenue is recognized.

Losses on contracts in process are recognized in their entirety when the loss becomes probable and the amount of loss can be reasonably estimated. As of September 28, 2002 and June 29, 2002, the Company had accrued approximately $2.4 million and $2.6 million for loss contracts, respectively.

Deferred Gross Profit

During fiscal years 2002, 2001 and 1999, the Company sold certain thin film deposition equipment to the Joint Venture (Note 4). Because the Company owns 50% of the Joint Venture, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross profit, approximately $0, $1.3 million and $1.4 million, respectively, which will be recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the Joint Venture and the estimated depreciable life of the equipment. The amortization of the gross profit is included with “Equity earnings of Joint Venture” in the accompanying consolidated statements of operations.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $2.3 million and $2.0 million of research and development expenses for the three month periods ended September 28, 2002 and September 29, 2001, respectively, net of reimbursements received from European governmental grants. The Company is reimbursed up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and a governmental agency and is paid when the research is completed and accepted by the agency. The Company received reimbursements of $223,000 and $53,000 in the three month periods ended September 28, 2002 and September 29, 2001, respectively.

Foreign Currency Transactions

The Company generated 59% and 41% of its revenues in the three month periods ended September 28, 2002 and September 29, 2001, respectively, from sales to foreign corporations located outside the United States and Europe, which are primarily in Asia. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company’s sales and purchases are denominated in U.S. dollars, with the remainder denominated in Euros or Japanese yen. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the year, and any unrealized gains or losses are recorded as an accumulated translation adjustment in “Other cumulative comprehensive income (loss)” on the balance sheet at the end of the period.

Foreign Currency Translation

The financial results of the Company’s foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the period-end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of “Other cumulative comprehensive income (loss)".

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

Earnings available to common stockholders for the three months ended September 29, 2001 include a reduction of $203,000 representing accrued dividends on the Series A Convertible Preferred Stock issued January 18, 2001. As of December 28, 2001, all convertible Preferred Stock was converted to common stock of the Company, all accrued dividends were paid in full, and no dividends are due and payable under this issue following that date.

Recent Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 did not have a material effect on the Company’s financial position.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to have a material impact on the Company.

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

Related Parties

In addition to the Company’s Joint Venture investment described in Note 4, the Company has engaged in certain related party transactions. During the first quarter of fiscal 2003 and fiscal 2002, the Company recognized revenues of approximately $977,000 and $668,000, respectively, and during the first quarter of fiscal 2003, the Company recorded $5.2 million for the sale of the Longmont Coatings Division (see Note 3) to a company and its affiliates of which a member of the Company’s board of directors is an officer. Additionally, the Company had purchases of $316,000 and $830,000, for the first quarter of fiscal 2003 and fiscal 2002, respectively, from a company of which another member of the Company’s board of directors is a member of the board of directors and a former officer.

NOTE 3.   SALE OF THE LONGMONT COATINGS DIVISION

Effective September 24, 2002, Applied Films sold certain assets related to its contract glass coating business to Information Products Longmont, Inc., a subsidiary of Information Products, Inc., which is a subsidiary of Magna Donnelly Corporation. The assets sold by Applied Films included thin film deposition equipment, inventory, office furniture and equipment, certain intellectual property rights, including know-how related to the glass coating operations and certain other assets located at the Applied Film’s facility in Longmont, Colorado (the “Longmont Coatings Division”).

In connection with the transaction, Applied Films and Information Products Longmont, Inc. entered into a sublease pursuant to which Information Products Longmont, Inc. is subleasing approximately 40,500 square feet at Applied Films’ Longmont, Colorado facility, which contains approximately 126,000 square feet. The term of the sublease began on September 24, 2002 and will terminate on March 31, 2005. Information Products Longmont, Inc. has the option to renew the sublease for additional periods of one year each commencing at the expiration of the initial term and continuing until the expiration or termination of the Company’s lease for the Longmont, Colorado facility. The subtenant also holds a right of first refusal with respect to the assignment or subleasing of, and holds an option to lease, certain additional space in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is approximately $250,000 per year plus a pro rata share of certain operating costs.

Pursuant to the Asset Purchase Agreement signed on September 24, 2002, Information Products Longmont, Inc. paid Applied Films a cash purchase price of $5.2 million. Information Products Longmont, Inc. received $3.0 million in inventory and $1.3 million in property, plant and equipment. The Company incurred $286,000 of separation costs and professional fees related to the transaction and recorded a $429,000 gain, net of taxes of $231,000.

The Company accounted for the sale of the Longmont Coatings Division as a discontinuance of the business. As a result, certain financial information of the Longmont Coatings Division has been restated to give effect to the classification of the Longmont Coatings Division as a discontinued operation. See Note 9 – Discontinued Operations.

The following quarterly statement of operations for fiscal year 2002 have been restated to give effect to the classification of the Longmont Coatings Division as a discontinued operations (in thousands except per share amounts):

                                                                                   For the Three Months Ended
                                                        --------------------------------------------------------------------------------
                                                         September 29, 2001    December 29, 2001    March 30, 2002      June 29, 2002
                                                        --------------------- -------------------- ------------------ ------------------
                                                                                          (Unaudited)
Net revenues............................................    $     39,273          $     37,885         $     30,827       $     29,157

Cost of goods sold......................................          29,198                27,977               23,525             23,874
                                                        --------------------- -------------------- ------------------ ------------------
Gross profit............................................          10,075                 9,908                7,302              5,283

Operating expenses:
    Research and development............................           2,034                 1,933                2,298              2,955
    Selling, general and administrative.................           6,510                 6,609                5,827              4,801
    Amortization of intangible assets...................             839                   839                  839                839
                                                        --------------------- -------------------- ------------------ ------------------
Income (loss) from operations...........................             692                   527               (1,662)            (3,312)

Other (expense) income:
    Interest income (expense)...........................             (53)                   36                  212                506
    Other income (expense)..............................             309                   286                    7              1,647
    Equity earnings of joint venture....................             110                   153                  150                 52
                                                        --------------------- -------------------- ------------------ ------------------
Income (loss) from continuing operations before income
    taxes...............................................           1,058                 1,002               (1,293)            (1,107)

Income tax benefit (expense)............................            (378)                 (271)                 418                140
                                                        --------------------- -------------------- ------------------ ------------------

Income (loss) from continuing operations................             680                   731                 (875)              (967)

Discontinued operations:
    Loss from discontinued operations, net of taxes.....            (124)                   20                 (371)              (116)
                                                        --------------------- -------------------- ------------------ ------------------
Discontinued operations, net of taxes...................            (124)                   20                 (371)              (116)

                                                        --------------------- -------------------- ------------------ ------------------
Net income (loss).......................................             556                   751               (1,246)            (1,083)

    Preferred stock dividends...........................            (203)                 (112)                -                  -
                                                        --------------------- -------------------- ------------------ ------------------

Net income (loss) applicable to common stockholders.....    $        353          $        639         $     (1,246)      $     (1,083)
                                                        ===================== ==================== ================== ==================

Earnings (loss) per share:
Basic:
    Earnings (loss) from continuing operations..........    $        0.07         $        0.07        $       (0.08)     $       (0.09)
    Income (loss) from discontinued operations..........            (0.02)                  -                  (0.03)             (0.01)
                                                        --------------------- -------------------- ------------------ ------------------
Basic earnings (loss) per share.........................    $        0.05         $        0.07        $       (0.11)     $       (0.10)
                                                        ===================== ==================== ================== ==================

Diluted:
    Earnings (loss) from continuing operations..........    $        0.07         $        0.07        $       (0.08)     $       (0.09)
    Income (loss) from discontinued operations..........            (0.02)                  -                  (0.03)             (0.01)
                                                        --------------------- -------------------- ------------------ ------------------
Diluted earnings (loss) per share.......................    $        0.05         $        0.07        $       (0.11)     $       (0.10)
                                                        ===================== ==================== ================== ==================

Weighted average common shares outstanding:
    Basic...............................................            6,798                 9,086               10,998             11,022
                                                        ===================== ==================== ================== ==================
    Diluted.............................................            6,987                 9,353               10,998             11,022
                                                        ===================== ==================== ================== ==================

NOTE 4.   INVESTMENT IN JOINT VENTURE

In June 1998, the Company formed a 50/50 Joint Venture with NSG in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the Joint Venture. During fiscal 2002, 2001 and 1999, the Company sold new and refurbished equipment to the Joint Venture for use in the process of thin film coating of glass. The sales prices were approximately $1.2 million, $5.6 million and $5.1 million, respectively. As the Company owns 50% of the Joint Venture, 50% of the gross profit on the sale of new and refurbished equipment was deferred and is being amortized as a gain in future periods (Note 2 – Deferred Gross Profit).

The Joint Venture began operations during the fourth quarter of fiscal 1999. The Company records 50% of income or loss from operations of the Joint Venture after eliminating the impact of inter-entity transactions. The Company’s share of profits realized by the Joint Venture on sale of inventory to the Company are eliminated as are adjustments to inventory to the extent that such inventory is held by the Company at the end of the period. The functional currency for the Joint Venture is the local Chinese Yuan Renminbi. The Company’s investment in the Joint Venture is translated into U.S. dollars using the period-end exchange rate. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period. The cumulative translation gain or loss is recorded as “Other cumulative comprehensive income (loss)” in the Company’s consolidated financial statements.

During the quarters ended September 28, 2002 and September 29, 2001, the Company’s Hong Kong sales office purchased coated glass totaling $1.2 million and $940,000, respectively, from the Joint Venture. At September 28, 2002 and September 29, 2001, $325,000 and $972,000, respectively, of the inventory purchased from the Joint Venture remained on hand. In addition, the Company accrued for $108,000 and received royalty payments in cash from the Joint Venture of $75,000 for the quarter ended September 28, 2002 and accrued for $40,000 and received royalty payments in cash from the Joint Venture of $40,000 during the quarter ended September 29, 2001.

Summarized statement of operations information for the Joint Venture for the quarters ended September 28, 2002 and September 29, 2001, is presented below (in thousands):

                                                                       Three Months Ended
                                                           --------------------------------------------
                                                            September 28, 2002     September 29, 2001
                                                           ---------------------  ---------------------
Joint Venture:
    Operating revenues ...................................  $          10,363      $           5,233
                                                           =====================  =====================
    Net income ...........................................  $             589      $              68
                                                           =====================  =====================
AFCO's equity in earnings:
    Proportionate share of net income after eliminations..  $             291      $              34
    Amortization of deferred gain on sale of equipment ...                 74                     76
                                                           ---------------------  ---------------------
    Equity in earnings of Joint Venture ..................  $             365      $             110
                                                           =====================  =====================

Summarized balance sheet information for the Joint Venture as of September 28, 2002 and June 29, 2002, is presented below (in thousands):

                                           September 29, 2001         June 29, 2002
                                         -----------------------  ----------------------
Assets:
    Current assets......................  $          12,320        $          10,447
    Property, plant and equipment, net..             27,662                   28,434
                                         -----------------------  ----------------------
                                          $          39,982        $          38,881
                                         =======================  ======================
Capitalization and liabilities:
    Current liabilities.................  $           7,136        $           6,839
    Long-term debt(1)...................             12,248                   12,033
    Common shareholders' equity.........             20,598                   20,009
                                         -----------------------  ----------------------
                                          $          39,982        $          38,881
                                         =======================  ======================

(1) The long-term debt is guaranteed 50% by the Company and 50% by NSG.

As of September 28, 2002 and June 29, 2002, the Company had accounts payable to the Joint Venture of approximately $457,000 and $547,000, and receivables from the Joint Venture of approximately $276,000 and $171,000, respectively.

NOTE 5.   EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

In August 1992, the Company’s board of directors adopted a profit sharing plan for all non-executive employees. The amount to be contributed to the profit sharing pool, subject to the approval of the Company’s board of directors, is generally 15% of operating income excluding any amortization of intangibles related to the acquisition. Profit sharing is paid to employees in cash, quarterly, based on a combination of their length of service with the Company and their pay level. The Company did not record profit sharing expense during the first quarter of fiscal year 2003. The Company expensed approximately $101,000 in the first quarter of fiscal year 2002, related to this plan.

Pension Plan

Applied Films Germany maintains a noncontributory defined benefit pension plan covering substantially all employees of Applied Films Germany. Benefits are based primarily on compensation during a specified period before retirement of a specified amount for each year of service. The assumed pension liability of $9.1 million is reflected in the accompanying consolidated balance sheet as of September 28, 2002, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of September 28, 2002.

NOTE 6.   SALES BY GEOGRAPHIC REGION

The breakdown of net revenues by geographic region is as follows (in thousands):

                                                  Three Months Ended
                                      --------------------------------------------
                                       September 28, 2002     September 29, 2001
                                      ---------------------  ---------------------
Asia (other than Japan).............   $          10,935      $          13,146
Japan...............................               5,027                  3,077
United States.......................               1,293                 11,590
Europe and other....................               9,620                 11,460
                                      ---------------------  ---------------------
    Net revenues....................   $          26,875      $          39,273
                                      =====================  =====================

The breakdown of net revenues by geographic region expressed as a percentage of net revenues is as follows:

                                                  Three Months Ended
                                      --------------------------------------------
                                       September 28, 2002     September 29, 2001
                                      ---------------------  ---------------------
Asia (other than Japan).............           40%                    33%
Japan...............................           19                      8
United States.......................            5                     30
Europe and other....................           36                     29
                                      ---------------------  ---------------------
    Net revenues....................          100%                   100%
                                      =====================  =====================

NOTE 7.   LEASES

The Company is obligated under certain non-cancelable operating leases for office, manufacturing and warehouse facilities, and various equipment. Beginning in April 2002, the Company entered into an eight-year lease for the Company’s manufacturing and administrative location in Germany. Under this lease, payments are fixed for the entire term of the lease and there is an option to renew the term for an additional 5 years. The Company entered into a lease for the Company’s manufacturing and administrative location in Longmont, Colorado, which commenced on January 30, 1998; payments were fixed until the first day of the second lease year, at which time payments began to increase annually one and one-half percent plus one-half of the increase in the Consumer Price Index per annum. Lease payments for the Longmont location have been normalized over the term of the lease. The initial lease term is 15 years, with two additional 5-year options to extend. Both of these facility leases are accounted for as operating leases.

In connection with the sale of the Longmont Coating Division, Applied Films and Information Products Longmont, Inc. entered into a sublease pursuant to which Information Products Longmont, Inc. is subleasing approximately 40,500 square feet at Applied Films’ Longmont, Colorado facility, which contains approximately 126,000 square feet. The term of the sublease began on September 24, 2002 and will terminate on March 31, 2005. Information Products Longmont, Inc. has the option to renew the sublease for additional periods of one year each commencing at the expiration of the initial term and continuing until the expiration or termination of the Company’s lease for the Longmont, Colorado facility. The subtenant also holds a right of first refusal with respect to the assignment or subleasing of, and holds an option to lease, certain additional space in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is approximately $250,000 annually.

The Company also has non-cancelable capital leases for certain office equipment.

Rent expense under operating leases was $1.6 million and $1.4 million for the three months ended September 28, 2002 and September 29, 2001, respectively.

NOTE 8.   SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, thin film coated glass and thin film deposition equipment. Certain financial information for each segment is provided below (in thousands):

                                                                        Three Months Ended
                                                            --------------------------------------------
                                                             September 28, 2002     September 29, 2001
                                                            ---------------------  ---------------------
Net revenues:
    Thin film coated glass................................   $           1,790      $           2,213
    Thin film deposition equipment........................              25,085                 37,060
                                                            ---------------------  ---------------------
        Total net revenues................................   $          26,875      $          39,273
                                                            =====================  =====================
Operating (loss) income:
    Thin film coated glass................................   $              85      $            (181)
    Thin film deposition equipment........................              (1,507)                 1,712
    Amortization of goodwill and other intangible assets..                (889)                  (839)
                                                            ---------------------  ---------------------
        Total operating income (loss).....................   $          (2,311)     $             692
                                                            =====================  =====================

Identifiable assets:                                         September 28, 2002        June 29, 2002
                                                            ---------------------  ---------------------
    Thin film coated glass................................   $             143      $             142
    Thin film deposition equipment........................               2,834                  2,975
    Corporate and other...................................               2,961                  3,122
                                                            ---------------------  ---------------------
        Total identifiable assets.........................   $           5,938      $           6,239
                                                            =====================  =====================

NOTE 9.   DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the consolidated financial statements reflect the Longmont Coating Division as a discontinued operation. The assets and liabilities, revenue and expenses, and the cash flows for the Longmont Coating Division have been separately classified in the Consolidated Balance Sheets, Statement of Operations, and Statement of Cash Flows.

Summarized financial information for the discontinued operations is as follows (in thousands):

Summarized Financial Position
-----------------------------

                                                                  June 29, 2002
                                                                 -----------------
Net current assets associated with discontinued operations:
            Current assets:
                   Accounts and trade notes receivable..........     $        989
                   Inventories, net.............................            2,659
            Current liabilities:
                   Trade accounts payable.......................             (410)
                   Accrued expenses.............................             (306)
                                                                 -----------------
                   Total........................................     $      2,932
                                                                 =================
Long-term assets associated with discontinued operations:
            Property plant and equipment, net...................     $      1,401
                                                                 =================

                                                                      For the Three Months Ended
                                                              ------------------------------------------
                                                               September 28, 2002   September 29, 2001
                                                              -------------------- ---------------------
Summarized Operating Results
----------------------------
Net revenues..................................................    $      1,654         $      2,010
   Cost of goods sold.........................................           1,609                2,063
                                                              -------------------- ---------------------
Gross profit..................................................              45                  (53)

Operating expenses............................................             176                  138
                                                              -------------------- ---------------------
Loss before income taxes......................................            (131)                (191)
   Income tax benefit.........................................              46                   67
                                                              -------------------- ---------------------
Loss from discontinued operations, net of taxes...............    $        (85)        $       (124)
                                                              ==================== =====================

ITEM 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2002. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see our Registration Statement on Form S-1 (Registration No. 333-68476) and the section “Risk Factors” in that Registration Statement. When used herein, the terms “believe,” “anticipate,” “intend,” “goal,” “expect,” and similar expressions may identify forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

Overview

We are a leading provider of thin film deposition equipment to the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. We have also developed a barrier coating solution technology for the plastic beverage bottle industry. Our deposition systems deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies. We also purchase thin film coated glass from our Joint Venture and sell it to the flat panel display, or FPD, industry.

Our operations and financial position have been significantly affected by three corporate transactions that were implemented to advance our strategic transition from lower gross margin sales of coated glass to higher gross margin sales of thin film deposition equipment. In 1998, we entered into a 50%-50% joint venture (the “Joint Venture” or “China JV”), with Nippon Sheet Glass Co., Ltd. to supply the low and high resolution LCD market with coated glass from a production base in Suzhou, China. The China JV began operations in April of 1999. In December 2000, we completed the acquisition of the Large Area Coatings, or LAC, division of Unaxis Holding AG, or Unaxis, which reported revenues of approximately $94 million for the twelve months ended December 31, 2000. The LAC acquisition expanded our product offering for the FPD industry. The LAC acquisition also enabled our entry into three new product markets: architectural, automotive and solar glass, consumer products packaging and electronics and polyethylene terephthalate, or PET, plastic bottles. In September 2002, we sold our coated glass division located in Longmont, Colorado, to Information Products Longmont, Inc., a subsidiary of Information Products, Inc., a subsidiary of Magna Donnelly Corporation. The financial statements for the current quarter and the prior period have been restated to reflect the effect of the sale of the Longmont Coatings business, and the results have been included as discontinued operations.

We formed the China JV in order to produce coated glass at lower cost and in closer proximity to our source of raw glass and to our largely Asian customer base. We buy coated glass manufactured by the China JV and resell it to our customers in Asia. While our sales of coated glass products appear as revenues on our consolidated financial statements, the revenues and expenses of the China JV itself are not consolidated and do not appear as revenues and expenses in our financial statements, because of the 50%-50% ownership structure of the China JV. The benefit of the lower cost structure of the China JV is captured in the net income of the China JV, 50% of which appears as “Equity earnings of Joint Venture” in our consolidated statements of operations.

Revenues for thin film deposition equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Spare parts and coated glass revenues and related costs are recognized when products are shipped to the customer.

The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer and up to 15 months of technical sales effort. We operate with a backlog of new and in-process equipment orders. Coating equipment backlog was $68.0 million at September 28, 2002 compared to $96.6 million at September 29, 2001. The decline in backlog was caused by a weakness in bookings in the FPD and architectural glass portions of our equipment business during fiscal 2002. Backlog is comprised of revenue not yet recognized from deposition equipment contracts denominated in U.S. dollars, Japanese yen and Euros, and, unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment. We generally ship our thin film coated glass within 30 days of receipt of the order and therefore we do not customarily have a backlog of coated glass sales.

In the first quarter of fiscal 2003, 59% of our revenues were generated from exports to customers outside the United States and Europe, compared to 41% of revenues from exports to customers outside of our manufacturing centers in the United States and Europe for the first quarter of fiscal 2002.

Sales of products purchased from the China JV for resale to our customers are generally denominated in U.S. dollars and sales of products manufactured in Germany are generally denominated in Euros, except in each case for sales of spare parts and glass to certain Japanese customers, which are denominated in Japanese yen. The U.S. dollar equivalent of gross revenues in Japanese yen and Euros were approximately $834,000 and $23.3 million, respectively, for the first quarter of fiscal 2003 and $501,000 and $33.0 million, respectively, for first quarter of fiscal 2002. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. As of September 28, 2002, the U.S. dollar equivalent of accounts receivable denominated in Japanese yen and Euros were approximately $1.2 million and $4.4 million, or approximately 13% and 48%, respectively, of total accounts receivable. As of September 28, 2002, the U.S. dollar equivalent of accounts payable denominated in Japanese yen and Euros were approximately $147,000 and $6.4 million, or approximately 2% and 78% respectively, of total accounts payable.

Comparison of the First Quarter Ended September 29, 2001 to the First Quarter Ended September 28, 2002

Net Revenues. Net revenues decreased 32% from $39.3 million in the first quarter of fiscal 2002 to $26.9 million for the first quarter of fiscal 2003 due to the decrease of equipment revenues. Net revenues from thin film deposition equipment decreased from $37.1 million in the first quarter of fiscal 2002 to $25.1 million in the first quarter of fiscal 2003. In the first quarter of fiscal 2002, 94% of our revenue was derived from sales of thin film deposition equipment compared to 93% for the first quarter of fiscal 2003. The decrease in revenue from equipment sales, primarily in the architectural and FPD portions of the equipment business during the quarter, resulted from the lower backlog of $41.1 million at the beginning of the first quarter of fiscal 2003 compared to $99.2 million at the beginning of the first quarter of fiscal 2002. We experienced strong bookings for new orders during the quarter and backlog increased to $68.0 million at September 28, 2002. Thin film coated glass revenues sold from our Hong Kong sales office decreased 19% from $2.2 million in fiscal 2002 to $1.8 million in fiscal 2003. This reduction resulted from lower prices, which reduced our gross margins, and reduced demand for coated glass.

Gross Profit. Gross profit decreased from $10.1 million in the first quarter of fiscal 2002 to $6.9 million in the first quarter of fiscal 2003, largely driven by the lower revenue level reported compared to the prior year. Gross profit margins remained constant at 26% in first quarter of fiscal 2002 and 26% in the first quarter of fiscal 2003.

Research and Development. Research and development expenses increased 11% from $2.0 million in the first quarter of fiscal 2002 to $2.3 million in the first quarter of fiscal 2003. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development and technology development for OLED, Solar, PET bottle process development and other research and development activities. As a percentage of net revenues, research and development expenses were 5% and 8% for the first quarters of fiscal 2002 and fiscal 2003, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased from $6.5 million in the first quarter of fiscal 2002 to $6.0 million in the first quarter of fiscal 2003. This decrease resulted from various cost reduction measures implemented during fiscal 2002 including head count reductions and expense controls. As a percentage of net revenues, selling, general and administrative expenses were 17% and 22% in the first quarters of fiscal 2002 and fiscal 2003, respectively.

Amortization of Other Intangible Assets. Following the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2001, goodwill and certain other intangible assets related to assembled workforce are no longer being amortized. Amortization of other intangible assets was $839,000 and $889,000 in the first quarters of fiscal years 2002 and 2003, respectively.

Interest Income (Expense). Net  Interest expense was $53,000 in the first quarter of fiscal 2002 and interest income was $693,000 in the first quarter of fiscal 2003. The interest income was generated from the investment of our cash reserves in corporate, government and municipal bonds, equity securities and money market mutual funds. During the first quarter of fiscal 2003, we earned an average annual rate of return of approximately 3% on our cash and cash equivalents and marketable securities.

Other Income. Other income decreased from $309,000 in the first quarter of fiscal 2002 to $133,000 in the first quarter of fiscal 2003. Other income includes items such as realized foreign currency transaction adjustments and royalties earned from the China JV. We receive a 1% royalty on all sales by the China JV, payable quarterly.

Equity Earnings of Joint Venture. Our equity earnings of the China JV increased from $110,000 in the first quarter of fiscal 2002 to $365,000 in the first quarter of fiscal 2003. This increase in equity earnings is primarily due to an increase in demand for color STN glass used in color displays for cellular phones and personal digital assistants.

Income Tax Benefit. We recorded a tax expense during the first quarter of fiscal 2002 of $378,000 compared to an income tax benefit recorded in the first quarter of fiscal 2003 of $431,000. Equity earnings of the Joint Venture will be reinvested in the Joint Venture and as such are not taxed in the United States.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We recognize revenues on a majority of contracts relating to the construction and sale of thin film deposition equipment using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The Company generally offers warranty coverage on equipment sold for a period ranging from 12 to 24 months after final installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

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

Liquidity and Capital Resources

We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock, a private offering of preferred stock and bank borrowings. Cash used in operating activities was $12.1 million for the first quarter of fiscal 2002 compared to cash provided by operating activities of $4.3 million for the first quarter of fiscal 2003. As of September 28, 2002, we had cash and cash equivalents of approximately $36.7 million, marketable securities of $50.6 million and working capital of $80.3 million.

As of September 28, 2002 and June 29, 2002, the Company had an outstanding $7.0 million debt guarantee related to the China JV and no outstanding debt. We are required under the terms of the China JV to provide credit support on a several basis for 50% of the China JV’s bank indebtedness. The China JV currently has a $14.0 million revolving credit facility with Sumitomo Bank, for which we must provide a secured guarantee covering $7.0 million. As of June 29, 2002, the Company used its $11.5 million credit facility to guarantee the debt of the China JV. Upon the expiration of the $11.5 million credit facility on September 17, 2002, the Company provided a guarantee for the debt of the China JV through a German bank using cash as the collateral supporting the $7.0 million bank guarantee until an adequate credit facility is in place. The current bank guarantee will expire on December 27, 2002, at which time we plan on renewing the guarantee at a similar amount and for similar terms.

Capital expenditures were $333,000 and $227,000 for the three months ended September 29, 2001 and September 28, 2002, respectively. We anticipate capital expenditures of approximately $2.3 million in fiscal 2003. Our capital expenditures have consisted primarily of purchases related to product development.

We believe that our working capital and operating needs will continue to be met by cash from operations. Our capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations and commercial commitments as of September 28, 2002 (in thousands).

                                                          Payments Due by Period
                                   ---------------------------------------------------------------------
                                                  Less than 1                                 After 5
Contractual Cash Obligations           Total          year       1-3 years     4-5 years       years
---------------------------------- -------------- ------------- ------------- ------------  ------------
Operating Leases:
    Buildings..................... $    42,065    $     4,313   $    15,662   $    10,303   $    11,787
    Office Equipment..............         599            297           300             2          -
    Other.........................         254            180            74          -             -
Capital Lease - Office Equipment..          62             38            24          -             -
                                   -------------- ------------- ------------- ------------  ------------
                                   $    42,980    $     4,828   $    16,060   $    10,305   $    11,787
                                   ============== ============= ============= ============  ============

                                            Amount of Commitment Expiration Per Period
                                     ----------------------------------------------------------
                                        Total
                                       Amounts      Less than 1
Other Commercial Commitments          Committed        year         1-3 years    Over 3 years
------------------------------------ ------------- -------------- -------------- --------------
Bank Guarantees...................    $     9,076   $      9,019   $         57   $       -
Other Commercial Commitments......          1,655            857            798           -
                                     ------------- -------------- -------------- --------------
  Total Commercial Commitments....    $    10,731   $      9,876   $        855   $       -
                                     ============= ============== ============== ==============

The fair value of contracts outstanding as of September 28, 2002 is as follows (in thousands):

                                         Fair Value of Contracts at Period-End
                         ----------------------------------------------------------------------
                         Maturity less    Maturity 1-3       Maturity in          Total fair
Source of Fair Value      than 1 year         years       excess of 4 years         value
-----------------------  ---------------  --------------  -------------------   ---------------
Prices actively quoted    $       2,635    $       -       $         -           $       2,635
                         ===============  ==============  ===================   ===============

The operating leases primarily include leases for offices, factories and office equipment throughout our operations. The bank guarantees represent our guarantee of 50 percent of the China JV’s outstanding debt as of September 28, 2002 and the guarantees required by our customers, primarily in China, ensuring the progress payments made to the Company, which are terminated when the contract terms are fulfilled. Our other commercial commitments consist of software licenses and third party service contracts.

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

As of September 28, 2002, our investment consisted primarily of equity securities, corporate, government and municipal bonds and money market mutual funds of $50.6 million, and earned approximately $382,000 for the three months ended September 28, 2002, at an average interest rate of approximately 2.65%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in approximately $144,000 less interest income for the first quarter of fiscal year 2003.

As of September 28, 2002, the Company also had a short-term time deposit of $25.7 million in Germany, which is included in cash and cash equivalents on our balance sheet. During the three months ended September 28, 2002, the time deposit earned interest of $195,000 at an average rate of 2.98%. A one percent decrease in the interest rate would have resulted in a $65,000 reduction in interest income for the first quarter of fiscal year 2003.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At September 28, 2002, we had approximately $1.2 million of accounts receivable and approximately $147,000 of accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $11,000 net impact on pre-tax income based on the Japanese Yen foreign currency denominated accounts receivable and accounts payable balances at September 28, 2002. At September 28, 2002, we had approximately $4.4 million of accounts receivable and approximately $6.4 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $20,000 net impact on pre-tax income based on the Euro foreign currency denominated accounts receivable and accounts payable balances at September 28, 2002.

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

Our cash position includes amounts denominated in foreign currencies primarily Euros. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of operations as well as tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations with the exception of a $7.0 million bank guarantee.

ITEM 4: Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

b.	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits

Exhibit No.	Description

10.1	Asset Purchase Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.2	License Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.2 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.3	Sublease dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.3 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.4	Services Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.5	Noncompetition Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.5 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.6	Supply Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.6 of Registrant's Current Report on Form 8-K dated September 24, 2002.

99.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits not contained in this document can be obtained on the SEC website: WWW.SEC.GOV or contact Applied Films Corporation, Investor Relations Department.

b.	Reports on Form 8-K - On October 9, 2002, Applied Films Corporation Filed a Current Report on Form 8-K dated September 24, 2002, for the purpose of disclosing the sale of certain assets related to its contract glass coating business located in Longmont, Colorado to Information Products Longmont, Inc., a subsidiary of Information Products, Inc., which is a subsidiary of Magna Donnelly Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APPLIED FILMS CORPORATION
Date: November 12, 2002	/s/ Thomas T. Edman Thomas T. Edman President and Chief Executive Officer
Date: November 12, 2002	/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

I, Thomas T. Edman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer and President

I, Lawrence D. Firestone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Asset Purchase Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.2	License Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.2 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.3	Sublease dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.3 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.4	Services Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.5	Noncompetition Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.5 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.6	Supply Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.6 of Registrant's Current Report on Form 8-K dated September 24, 2002.

99.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits not contained in this document can be obtained on the SEC website: www.sec.gov or contact Applied Films Corporation, Investor Relations Department.

EXHIBIT 99.1

I, Thomas T. Edman, Chief Executive Officer and President of Applied Films Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1).	the Quarterly Report on Form 10-Q for the three months ended September 28, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2).	the information contained in the Quarterly Report on Form 10-Q for the three months ended September 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated: November 12, 2002

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer and President

EXHIBIT 99.2

I, Lawrence D. Firestone, Chief Financial Officer of Applied Films Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1).	the Quarterly Report on Form 10-Q for the three months ended September 28, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2).	the information contained in the Quarterly Report on Form 10-Q for the three months ended September 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated: November 12, 2002

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer