Form 10-Q
period 2002-12-28
APPLIED FILMS CORP
filed 2003-02-11
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
December 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No

11,120,395 shares of Common Stock were outstanding as of February 7, 2003.

INDEX

PART I. FINANCIAL INFORMATION
Page
Item 1: Financial Statements:
Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets as of December 28, 2002 and June 29, 2002...............................................	2
Consolidated Statements of Operations for the three and six months ended December 28, 2002 and December 29, 2001..........................................................................................................................	3
Consolidated Statements of Cash Flows for the six months ended December 28, 2002 and December 29, 2001..........................................................................................................................	4
Notes to Consolidated Financial Statements........................................................................................................	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.............................	16
Item 3: Quantitative and Qualitative Disclosures About Market Risk...........................................................................	21
Item 4: Controls and Procedures.....................................................................................................................................	22
PART II. OTHER INFORMATION
Item 4: Submission of Matters to a Vote of Securities Holders......................................................................................	23
Item 6: Exhibits and Reports on Form 8-K.....................................................................................................................	24

ITEM 1. – FINANCIAL STATEMENTS

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

                                                                                         December 28, 2002      June 29, 2002
                                                                                         -------------------- -------------------
ASSETS                                                                                       (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents........................................................      $      29,038        $   31,134
     Restricted cash..................................................................             11,156             7,913
     Marketable securities............................................................             48,684            43,544
     Accounts and trade notes receivable, net of allowance of $1,083 and $855,
         respectively.................................................................             11,721             8,171
     Revenue in excess of billings....................................................             23,634            27,246
     Inventories, net.................................................................             10,335             7,442
     Prepaid expenses and other.......................................................              1,109             1,845
     Income tax receivable............................................................                159              -
     Net current assets associated with discontinued operations.......................               -                2,932
                                                                                         -------------------- -------------------
         Total current assets ........................................................            135,836           130,227

Property, plant and equipment, net of accumulated depreciation of $5,790 and $4,333,
     respectively.....................................................................              5,941             6,239
Goodwill, net.........................................................................             40,307            40,307
Intangible assets, net of accumulated amortization of $7,765 and $5,034, respectively.             13,311            15,101
Investment in joint venture...........................................................             11,056            10,004
Deferred tax asset, net...............................................................             10,698            11,398
Long-term assets associated with discontinued operations..............................               -                1,401
Restricted cash.......................................................................                119                58
Other assets..........................................................................                389               373
                                                                                         -------------------- -------------------
         Total assets.................................................................      $     217,657        $  215,108
                                                                                         ==================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable...........................................................      $      16,725        $    9,252
     Accrued expenses.................................................................             21,448            25,462
     Billings in excess of revenue....................................................             11,437             8,213
     Current portion of deferred gross profit, deferred gain and lease obligation.....                400               414
     Deferred tax liability...........................................................              5,407             5,758
                                                                                         -------------------- -------------------
         Total current liabilities....................................................             55,417            49,099

Long-term portion of gross profit, deferred gain and lease obligation.................              2,252             2,427
Accrued pension benefit obligation....................................................             10,007             9,012
                                                                                         -------------------- -------------------
         Total liabilities............................................................             67,676            60,538
                                                                                         -------------------- -------------------

STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized, 11,094,091 and 11,027,310
     shares issued and outstanding at December 28, 2002 and June 29, 2002, respectively           160,030           159,610
Warrants and stock options............................................................                734               734
Other cumulative comprehensive loss...................................................            (12,153)           (7,995)
Retained earnings.....................................................................              1,370             2,221
                                                                                         -------------------- -------------------
         Total stockholders' equity...................................................            149,981           154,570
                                                                                         -------------------- -------------------
         Total liabilities and stockholders' equity...................................      $     217,657        $  215,108
                                                                                         ==================== ===================

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

                                                                   Three Months Ended                      Six Months Ended
                                                          -------------------------------------- --------------------------------------
                                                          December 28, 2002  December 29, 2001   December 28, 2002   December 29, 2001
                                                          ------------------ ------------------- ------------------- ------------------
Net revenues.............................................    $   30,483         $   37,885          $   57,358          $   77,158
Cost of goods sold.......................................        24,033             27,977              44,040              57,175
                                                          ------------------ ------------------- ------------------- ------------------
Gross profit.............................................         6,450              9,908              13,318              19,983

Operating expenses:
     Research and development............................         2,570              1,933               4,832               3,967
     Selling, general and administrative.................         5,884              6,609              11,912              13,119
     Amortization of other intangible assets.............           901                839               1,790               1,678
                                                          ------------------ ------------------- ------------------- ------------------
Income (loss) from operations............................        (2,905)               527              (5,216)              1,219

Other (expense) income:
     Interest income (expense)...........................           624                 36               1,317                 (17)
     Other income, net...................................           240                286                 373                 595
     Equity earnings of joint venture....................           864                153               1,229                 263
                                                          ------------------ ------------------- ------------------- ------------------
Income (loss) from continuing operations before income           (1,177)             1,002              (2,297)              2,060
taxes....................................................

Income tax benefit (provision)...........................           671               (271)              1,102                (649)
                                                          ------------------ ------------------- ------------------- ------------------

     Income (loss) from continuing operations............          (506)               731              (1,195)              1,411

Discontinued operations (Note 3):
     Income (loss) from discontinued operations, net of
     tax.................................................             -                 20                 (85)               (104)
     Gain on disposal of discontinued operations, net of
     tax.................................................             -                  -                 429                   -
                                                          ------------------ ------------------- ------------------- ------------------
Discontinued operations, net of tax......................             -                 20                 344                (104)

                                                          ------------------ ------------------- ------------------- ------------------
Net income (loss)........................................          (506)               751                (851)              1,307

     Preferred stock dividends...........................             -               (112)                  -                (315)
                                                          ------------------ ------------------- ------------------- ------------------
Net income (loss) applicable to common stockholders......    $     (506)        $      639          $     (851)         $      992
                                                          ================== =================== =================== ==================

Earnings (loss) per share:
Basic:
     Earnings (loss) from continuing operations..........    $    (0.05)        $     0.07          $    (0.11)         $     0.14
     Income (loss) from discontinued operations..........            -                  -                 0.03               (0.01)
                                                          ------------------ ------------------- ------------------- ------------------
Basic earnings (loss) per share..........................    $    (0.05)        $     0.07          $    (0.08)         $     0.13
                                                          ================== =================== =================== ==================

Diluted:
     Earnings (loss) from continuing operations..........    $    (0.05)        $     0.07          $    (0.11)         $     0.13
     Income (loss) from discontinued operations..........            -                  -                 0.03               (0.01)
                                                          ------------------ ------------------- ------------------- ------------------
Diluted earnings (loss) per share........................    $    (0.05)        $     0.07          $    (0.08)         $     0.12
                                                          ================== =================== =================== ==================

Weighted average common shares outstanding:
     Basic...............................................        11,086              9,086              11,060               7,813
                                                          ================== =================== =================== ==================
     Diluted.............................................        11,086              9,353              11,060               8,070
                                                          ================== =================== =================== ==================

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

                                                                                     Six Months Ended
                                                                           -------------------------------------
                                                                           December 28, 2002  December 29, 2001
                                                                           ------------------ ------------------
Cash flows from operating activities:
Net income (loss).........................................................    $       (851)      $      1,307
     Adjustments to net income (loss):
     Discontinued operations..............................................              85                104
     Gain on the sale of the Longmont Coatings Division...................            (429)              -
                                                                           ------------------ ------------------
Net income (loss) from continuing operations..............................          (1,195)             1,411
Adjustments to net income (loss) from continuing operations:
Depreciation..............................................................             964                831
Amortization of intangible assets.........................................           1,790              1,678
Amortization of deferred gain on lease and sales of equipment to joint
venture ..................................................................            (176)              (182)
Gain on disposal of equipment.............................................              (4)              -
Equity in earnings of affiliate...........................................          (1,052)               (86)
Changes in:
     Restricted cash......................................................          (4,239)              (432)
     Accounts and trade notes receivable, net.............................          (3,550)              (308)
     Revenue in excess of billings........................................           3,612             (4,020)
     Inventories..........................................................          (2,893)               423
     Prepaid expenses and other...........................................             720               (294)
     Accounts payable and accrued expenses................................           4,451              1,860
     Billings in excess of revenue........................................           3,224               (499)
     Deferred income taxes................................................             190               -
                                                                           ------------------ ------------------
         Net cash flows provided by (used in) operating activities........           1,842                382

Cash flows from investing activities:
Purchases of property, plant, and equipment...............................            (553)              (707)
Purchase of marketable securities.........................................          (5,140)           (59,646)
Other assets..............................................................            -                   (59)
                                                                           ------------------ ------------------
Net cash from (used in) investing activities..............................          (5,693)           (60,412)

Cash flows from financing activities:
     Proceeds from offering...............................................            -                67,754
     Offering costs.......................................................            -                  (751)
     Proceeds from long term debt.........................................            -                 1,570
     Repayment of long term debt..........................................            -                (8,053)
     Restricted cash......................................................             962                  -
     Proceeds from stock options and issuance on stock purchase plan......             420                349
     Dividends paid on preferred stock....................................            -                  (362)
                                                                           ------------------ ------------------
     Net cash (used) provided by financing activities.....................           1,382             60,507

Cash flows from discontinued operations...................................           4,677                415

Effect on exchange rate changes on cash and cash equivalents..............          (4,304)               487
                                                                           ------------------ ------------------
Net (decrease) increase in cash...........................................          (2,096)             1,379
Cash and cash equivalents, beginning of period............................          31,134             22,651
                                                                           ------------------ ------------------
Cash and cash equivalents, end of period..................................    $     29,038       $     24,030
                                                                           ================== ==================

Supplemental cash flow information:
     Cash paid for interest...............................................    $       -          $        138
                                                                           ================== ==================

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

On September 24, 2002, Applied Films Corporation sold its coated glass division located in Longmont, Colorado. The financial statements for the current and prior periods have been restated to reflect the effect of the sale of the Longmont Coatings Division, and the results have been included in “income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations (Note 3).

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

Unaudited Financial Information

The accompanying interim financial information as of December 28, 2002 and for the three and six month periods ended December 28, 2002 and December 29, 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended December 28, 2002 are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, as long as the statements are not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2002 Annual Report on Form 10-K audited for the fiscal year ended June 29, 2002.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2003 and 2002 each include 52 weeks.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Restricted Cash

The Company has pledged $6.0 million in cash against the bank guaranty for 50% of the debt of the Joint Venture, and has also agreed to maintain cash on hand at the bank providing the guarantees to the Chinese customers.

Marketable Securities

The Company classifies all of its short-term investments that do not qualify as cash equivalents as trading securities. Such short-term investments consist of equity securities, corporate, government and municipal bonds and money market mutual funds. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at current market values, which are based upon quoted market prices using the specific identification method. Realized and unrealized gains and losses on such securities are reflected as other income in the accompanying statements of operations.

As of December 28, 2002, the Company had $35.2 million in corporate bonds, $4.1 million in municipal debt securities, $5.0 million in government bonds, $4.1 million in equity securities and $284,000 related to accrued interest. The Company had no significant concentration of credit risk arising from investments.

Inventories

Inventories consist of materials that can be used in the construction of systems or spare parts, work in process for contracts accounted for under the completed contract method of accounting and coated glass and spare parts finished goods. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 28, 2002 and June 29, 2002 consist of the following (in thousands):

                                                               December 28, 2002       June 29, 2002
                                                              --------------------- --------------------
Materials for manufacturing systems and spare parts, net.....     $      2,207          $      2,235
Work-in-process..............................................            7,946                 4,809
Finished goods, net..........................................              182                   398
                                                              --------------------- --------------------
                                                                  $     10,335          $      7,442
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

                                      Estimated Useful Lives
                                   --------------------------
Building .........................                  30 years
Machinery and equipment...........                3-10 years
Office furniture and equipment....                 3-5 years

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

Goodwill

Goodwill, in its entirety, is related to the thin film deposition equipment segment. The goodwill balance is reported on the German subsidiary balance sheet and therefore will be subject to unrealized foreign exchange fluctuations between the Euro and the U.S. Dollar. The changes in the goodwill balance are as follows (in thousands):

                                                   December 28, 2002    June 29, 2002
                                                  -------------------- ------------------
Goodwill, net....................................     $       52,171      $       46,619
  Unrealized foreign exchange adjustment.........            (11,864)             (6,312)
                                                  -------------------- ------------------
Goodwill, net....................................     $       40,307      $       40,307
                                                  ==================== ==================

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

Intangible Assets

Intangible assets are related to the thin film deposition equipment segment. The intangible assets balance is reported on the Germany subsidiary balance sheet and therefore will be subject to unrealized foreign exchange fluctuations between the Euro and the U.S. Dollar for the balances reported on the balance sheet. The changes in the intangible assets balance are as follows (in thousands):

                                                                              December 28, 2002          June 29, 2002
                                                                           ------------------------ ------------------------
Intangible Assets:
  Patents..................................................................    $       22,296           $       20,000
  Customer lists...........................................................             2,787                    2,500
                                                                           ------------------------ ------------------------
    Intangible assets......................................................            25,083                   22,500
  Less accumulated amortization............................................            (7,765)                  (5,034)
  Unrealized foreign exchange adjustment...................................            (4,007)                  (2,365)
                                                                           ------------------------ ------------------------
Intangible assets, net of accumulated amortization.........................    $       13,311           $       15,101
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

Accrued Expenses

The significant components of accrued expenses as of December 28, 2002 and June 29, 2002 are as follows (in thousands):

                                           December 28, 2002      June 29, 2002
                                          -------------------    ---------------
Accrued losses on contracts.............     $     6,945            $     9,044
Accrued warranty........................           5,830                  7,148
Accrued compensation....................           5,557                  7,440
Other accruals..........................           3,116                  1,830
                                          -------------------    ---------------
Total accrued expenses..................     $    21,448            $    25,462
                                          ===================    ===============

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

Contracts in progress at December 28, 2002 and June 29, 2002 are as follows (in thousands):

                                                                ----------------------  ----------------------
                                                                   December 28, 2002         June 29, 2002
                                                                ----------------------  ----------------------
Costs incurred on contracts in progress and estimated profit..     $       104,596         $       121,273
Less: billings to date........................................             (92,399)               (102,240)
                                                                ----------------------  ----------------------
  Revenue in excess of billings, net........................       $        12,197         $        19,033
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

Contracts that do not qualify for the percentage of completion method under SOP 81-1 are accounted for using the completed contract method. Revenues are recognized when all provisions of the contract are fulfilled. Costs to complete the contract are deferred in work in process inventory and charged to cost of goods sold when the related revenue is recognized.

Losses on contracts in process are recognized in their entirety when the loss becomes probable and the amount of loss can be reasonably estimated. As of December 28, 2002 and June 29, 2002, the Company had accrued approximately $6.9 million and $9.0 million for loss contracts, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $2.6 million and $1.9 million of research and development expenses for the three months ended December 28, 2002 and December 29, 2001, respectively, and $4.8 million and $4.0 million for the six months ended December 28, 2002 and December 29, 2001, respectively, net of reimbursements received from European governmental grants. The Company is reimbursed up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and a governmental agency and is paid when the research is completed and accepted by the agency. The Company received reimbursements of $89,000 and $560,000 in the three month periods and $312,000 and $613,000 in the six month periods ended December 28, 2002 and December 29, 2001, respectively.

Foreign Currency Transactions

The Company generated 68% of its revenues in the six months ended December 28, 2002 from sales to foreign corporations located outside the Company’s manufacturing center in Europe, which are primarily in Asia. For the six months ended December 29, 2001, the Company generated 45% of its revenue from sales to foreign corporations located outside the Company’s manufacturing centers in the United States and Europe. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company’s sales and purchases are denominated in Euros, with the remainder denominated in U.S. dollars or Japanese yen. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the year, and any unrealized gains or losses are recorded as an accumulated translation adjustment in “Other cumulative comprehensive income (loss)” on the balance sheet at the end of the period.

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

Earnings available to common stockholders for the three and six months ended December 29, 2001 include a reduction of $112,000 and $315,000, respectively, representing dividends paid on the Series A Convertible Preferred Stock issued January 18, 2001. As of December 28, 2001, all convertible Preferred Stock was converted to common stock of the Company, all accrued dividends were paid in full, and no dividends are due and payable under this issue following that date.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51 “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. SFAS No. 144 did not have a material effect on the Company’s financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to have a material impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. The Company is currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which requires that certain acquisitions of financial institutions be accounted for in accordance with SFAS Statements 141 “Business Combinations” and 142 “Goodwill and Other Intangible Assets,” beginning with acquisitions for which the date of acquisition is on or after October 1, 2002. This Statement also amend SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer relationship intangible assets of financial institutions. SFAS 147 was effective on October 1, 2002. SFAS 147 and did not have an impact on the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating the provisions of the new rule, which is effective for the third quarter interim period ending March 29, 2003 and each reporting period thereafter.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which significantly changes current practice in accounting for, and the disclosure of, guarantees. FIN 45 requires certain guarantees issued or modified after December 31, 2002 to be recorded at fair value and that a guarantor make significant new disclosures, even when the likelihood of making any payments under the guarantee is removed. This Interpretation is effective with interim periods ending after December 15, 2002. FIN 45 did not have a material impact on the Company’s financial position.

Related Parties

In addition to the Company’s Joint Venture investment described in Note 4 and the sublease described in Note 6, the Company has engaged in certain related party transactions. During the second quarter of fiscal 2003, the Company purchased $133,000 of spare parts purchased for the Company’s equipment customers and in September 2002, the Company recorded $5.2 million for the sale of the Longmont Coatings Division (see Note 3) to a company and its affiliates of which a member of the Company’s board of directors is an officer. Additionally, the Company had purchases of $1.1 million and $2.1 million, for the first six months of fiscal 2003 and fiscal 2002, respectively, from a company of which another member of the Company’s board of directors is a member of the board of directors and a former officer.

NOTE 3.   SALE OF THE LONGMONT COATINGS DIVISION - DISCONTINUED OPERATIONS

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

In connection with the transaction, Applied Films and Information Products Longmont, Inc. entered into a sublease pursuant to which Information Products Longmont, Inc. is subleasing approximately 40,900 square feet at Applied Films’ Longmont, Colorado facility, which contains approximately 126,000 square feet. The term of the sublease began on September 24, 2002 and will terminate on March 31, 2005. Information Products Longmont, Inc. has the option to renew the sublease for additional periods of one year each commencing at the expiration of the initial term and continuing until the expiration or termination of the Company’s lease for the Longmont, Colorado facility. The subtenant also holds a right of first refusal with respect to the assignment or subleasing of, and holds an option to lease, certain additional space in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is $252,000 per year plus a pro rata share of certain operating costs.

Pursuant to the Asset Purchase Agreement signed on September 24, 2002, Information Products Longmont, Inc. paid Applied Films a cash purchase price of $5.2 million. Information Products Longmont, Inc. received inventory and property, plant and equipment with a carrying value of $3.0 million and $1.3 million, respectively. The Company incurred $286,000 of separation costs and professional fees related to the transaction and recorded a $429,000 gain.

The Company accounted for the sale of the Longmont Coatings Division as a discontinuance of the business. As a result, certain financial information of the Longmont Coatings Division has been restated to give effect to the classification of the Longmont Coatings Division as a discontinued operation.

Summarized financial information for the discontinued operations is as follows (in thousands):

Summarized Financial Position
                                                                  June 29, 2002
                                                                -----------------
Net current assets associated with discontinued operations:
     Current assets:
         Accounts and trade notes receivable....................    $        989
         Inventories, net.......................................           2,659
     Current liabilities:
         Trade accounts payable.................................            (410)
         Accrued expenses.......................................            (306)
                                                                -----------------
         Total..................................................    $      2,932
                                                                =================
Long-term assets associated with discontinued operations:
     Property plant and equipment, net..........................    $      1,401
                                                                =================

                                                        Three Months Ended              Six Months Ended
                                                       --------------------- ------------------- -------------------
                                                       December 29, 2001     December 28, 2002   December 29, 2001
                                                       --------------------- ------------------- -------------------
Summarized Operating Results
Net revenues........................................      $      1,346          $      1,654        $      3,356
     Cost of goods, sold............................             1,171                 1,609               3,234
                                                       --------------------- ------------------- -------------------
Gross profit........................................               175                    45                 122
Operating expenses..................................               144                   176                 282
                                                       --------------------- ------------------- -------------------
Income (loss) before income taxes...................                31                  (131)               (160)
     Income tax benefit (provision).................               (11)                   46                  56
                                                       --------------------- ------------------- -------------------
Income (loss) from discontinued operations, net of
     taxes..........................................      $         20          $        (85)       $       (104)
                                                       ===================== =================== ===================

The following quarterly statement of operations for fiscal year 2002 have been restated to give effect to the classification of the Longmont Coatings Division as a discontinued operations (in thousands except per share amounts):

                                                                              For the Three Months Ended
                                                        ------------------------------------------------------------------------
                                                        September 29, 2001  December 29, 2001  March 30, 2002   June 29, 2002
                                                        ------------------- ------------------ ---------------- ----------------
                                                                                      (Unaudited)
Net revenues............................................   $   39,273          $   37,885         $   30,827      $  29,157

Cost of goods sold......................................       29,198              27,977             23,525         23,874
                                                        ------------------- ------------------ ---------------- ----------------
Gross profit............................................       10,075               9,908              7,302          5,283

Operating expenses:
    Research and development............................        2,034               1,933              2,298          2,955
    Selling, general and administrative.................        6,510               6,609              5,827          4,801
    Amortization of intangible assets...................          839                 839                839            839
                                                        ------------------- ------------------ ---------------- ----------------
Income (loss) from operations...........................          692                 527             (1,662)        (3,312)

Other (expense) income:
    Interest income (expense)...........................          (53)                 36                212            506
    Other income, net...................................          309                 286                  7          1,647
    Equity earnings of joint venture....................          110                 153                150             52
                                                        ------------------- ------------------ ---------------- ----------------
Income (loss) from continuing  operations  before income
    taxes...............................................        1,058               1,002             (1,293)        (1,107)

Income tax benefit (expense)............................         (378)               (271)               418            140
                                                        ------------------- ------------------ ---------------- ----------------

Income (loss) from continuing operations................          680                 731               (875)          (967)

Discontinued operations:
    Income (loss) from discontinued  operations,  net of
    taxes...............................................         (124)                 20               (371)          (116)

                                                        ------------------- ------------------ ---------------- ----------------
Net income (loss).......................................          556                 751             (1,246)        (1,083)

    Preferred stock dividends...........................         (203)               (112)              -              -
                                                        ------------------- ------------------ ---------------- ----------------

Net income (loss) applicable to common stockholders.....   $      353          $      639         $   (1,246)     $  (1,083)
                                                        =================== ================== ================= ===============

Earnings (loss) per share:
Basic:
    Earnings (loss) from continuing operations..........   $     0.07          $     0.07         $    (0.08)     $    (0.09)
    Income (loss) from discontinued operations..........        (0.02)            -                    (0.03)          (0.01)
                                                        ------------------- ------------------ ---------------- ----------------
Basic earnings (loss) per share.........................   $     0.05          $     0.07         $    (0.11)     $    (0.10)
                                                        =================== ================== ================ ================

Diluted:
    Earnings (loss) from continuing operations..........   $     0.07          $     0.07         $    (0.08)     $    (0.09)
    Income (loss) from discontinued operations..........        (0.02)            -                    (0.03)          (0.01)
                                                        ------------------- ------------------ ---------------- ----------------
Diluted earnings (loss) per share.......................   $     0.05          $     0.07         $    (0.11)     $    (0.10)
                                                        =================== ================== ================ ================

Weighted average common shares outstanding:
    Basic...............................................        6,798               9,086             10,998         11,022
                                                        =================== ================== ================ ================
    Diluted.............................................        6,987               9,353             10,998         11,022
                                                        =================== ================== ================ ================

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

As of December 28, 2002, the Company has provided a cash secured bank guarantee of $6.0 million to guarantee 50% of the debt of the Joint Venture. The Company’s Hong Kong sales office purchased coated glass from the Joint Venture. The following table shows the amounts included in our financial results related to these purchases (in thousands):

                                           Three Months Ended                         Six Months Ended
                                ----------------------------------------- -----------------------------------------
                                 December 28, 2002   December 29, 2001     December 28, 2002   December 29, 2001
                                ------------------- --------------------- ------------------- ---------------------
Purchased glass inventory.......   $        588        $        479          $      1,809        $      1,419
                                =================== ===================== =================== =====================

                                              December 28, 2002  June 29, 2002
                                             ------------------- ---------------
Inventory remaining on hand.................    $          99       $      243
Accounts receivable from Joint Venture......              190              171
Accounts payable to Joint Venture...........              364              547

Summarized statement of operations information for the Joint Venture for the three and six months ended December 28, 2002 and December 29, 2001, is presented below (in thousands):

                                                        Three Months Ended                          Six Months Ended
                                            ------------------------------------------- ------------------------------------------
                                              December 28, 2002    December 29, 2001     December 28, 2002    December 29, 2001
                                            -------------------- ---------------------- -------------------- ---------------------
Joint Venture:
     Operating revenues.....................   $     10,972          $      5,531          $     21,335         $     10,764
     Net income.............................          1,446                   137                 2,035                  205

AFCO's equity in earnings:
     Proportionate share of net income
         after eliminations.................   $        790          $         77          $      1,081         $        111
     Amortization of deferred gain on sale
         of equipment.......................             74                    76                   148                  152
                                            -------------------- ---------------------- -------------------- ---------------------
     Equity in earnings of Joint Venture....   $        864          $        153          $      1,229         $        263
                                            ==================== ====================== ==================== =====================

AFCO's portion of royalty income (included
     in other income (expense)..............   $        114          $         40          $        222         $        117

Summarized balance sheet information for the Joint Venture as of December 28, 2002 and June 29, 2002, is presented below (in thousands):

                                          December 28, 2002  June 29, 2002
                                         ------------------- ---------------
Assets:
     Current assets.....................    $      13,397       $   10,447
     Property, plant and equipment, net.           26,910           28,434
                                         ------------------- ---------------
                                            $      40,307       $   38,881
                                         =================== ===============
Capitalization and liabilities:
     Current liabilities................    $       7,319       $    6,839
     Long-term debt(1)..................           10,944           12,033
     Common shareholders' equity........           22,044           20,009
                                         ------------------- ---------------
                                            $      40,307       $   38,881
                                         =================== ===============
(1) The long-term debt is guaranteed 50% by the company and 50% by NSG.

As of December 28, 2002 and June 29, 2002, the Company had accounts payable to the Joint Venture of approximately $364,000 and $547,000, and receivables from the Joint Venture of approximately $190,000 and $171,000, respectively.

NOTE 5.   STOCKHOLDERS EQUITY

Series A convertible Preferred Stock

On January 18, 2001, the Company sold $10.0 million in Series A Convertible Preferred Stock ("Series A Stock") that was convertible into common stock at a conversion price of $19.75 per common share. The conversion price of the Series A Stock was subject to adjustment under certain circumstances. The Series A Stock carried a dividend rate of 7% until October 16, 2001, and then the rate increased to 8.5%. The Company also issued two grants of warrants in connection with this offering: warrants to purchase 75,949 shares of common stock at $22.33 per share and warrants to purchase 17,468 shares at $20.09 per share. The warrants, which remain outstanding, are immediately exercisable, and may be exercised any time over a five and three year period, respectively.

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

Follow-On Offering Of Common Stock

On November 15, 2001, the Company sold 3,573,502 shares of common stock for $20.00 per share and received net proceeds of $67.0 million, which included offering costs of $751,000. A portion of the proceeds were used to repay $6.5 million of outstanding debt and provide credit support for a guaranty of our China JV's indebtedness (approximately $7.0 million), to pay Unaxis for the remaining portion of the purchase price for the LAC acquisition (approximately $7.5 million), and cover working capital and general corporate purposes.

An additional 823,353 shares were sold by the selling shareholders on November 15, 2001. Applied Films did not receive any of the proceeds from the sale of the common stock shares sold by the selling stockholders.

NOTE 6.   LEASES

In connection with the sale of the Longmont Coating Division, Applied Films and Information Products Longmont, Inc. entered into a sublease pursuant to which Information Products Longmont, Inc. is subleasing approximately 40,900 square feet at Applied Films' Longmont, Colorado facility, which contains approximately 126,000 square feet. The term of the sublease began on September 24, 2002 and will terminate on March 31, 2005. Information Products Longmont, Inc. has the option to renew the sublease for additional periods of one year each commencing at the expiration of the initial term and continuing until the expiration or termination of the Company's lease for the Longmont, Colorado facility. The subtenant also holds a right of first refusal with respect to the assignment or subleasing of, and holds an option to lease, certain additional space in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is $252,000 annually.

Rent expense under operating leases was $1.6 million and $3.2 million for the three and six months ended December 28, 2002, respectively. During fiscal 2003, rent expense is net of sublease income of $68,000 for both the three and six months ended December 28, 2002. Rent expense under operating leases was $1.4 million and $2.8 million for the three and six months ended December 29, 2001, respectively.

NOTE 7.   SALES BY GEOGRAPHIC REGION

The breakdown of net revenues by geographic region is as follows (in thousands):

                                    Three Months Ended                     Six Months Ended
                           ------------------------------------- -------------------------------------
                           December 28, 2002 December 29, 2001   December 28, 2002  December 29, 2001
                           ----------------- ------------------- ------------------ ------------------
Asia (other than Japan)....   $     13,681      $     15,212        $     24,616       $     28,358
Japan......................          3,439             2,495               8,466              5,572
United States..............          4,546             5,240               5,839             16,830
Europe and other...........          8,817            14,938              18,437             26,398
                           ----------------- ------------------- ------------------ ------------------
     Net revenues..........   $     30,483      $     37,885        $     57,358       $     77,158
                           ================= =================== ================== ==================

The breakdown of net revenues by geographic region expressed as a percentage of net revenues is as follows:

                                    Three Months Ended                     Six Months Ended
                           ------------------------------------- -------------------------------------
                           December 28, 2002 December 29, 2001   December 28, 2002  December 29, 2001
                           ----------------- ------------------- ------------------ ------------------
Asia (other than Japan)....         45%               40%                 43%                37%
Japan......................         11                 7                  15                  7
United States..............         15                14                  10                 22
Europe and other...........         29                39                  32                 34
                           ----------------- ------------------- ------------------ ------------------
     Net revenues..........        100%              100%                100%               100%
                           ================= =================== ================== ==================

NOTE 8.   SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, thin film coated glass and thin film deposition equipment. Certain financial information for each segment is provided below (in thousands):

                                                          Three Months Ended                     Six Months Ended
                                                 ------------------------------------- --------------------------------------
                                                 December 28, 2002  December 29, 2001  December 28, 2002  December 29, 2001
                                                 ------------------ ------------------ ------------------ -------------------
Net revenues:
     Thin film coated glass......................   $      1,408       $      1,431       $      3,198       $      3,644
     Thin film deposition equipment..............         29,075             36,454             54,160             73,514
                                                 ------------------ ------------------ ------------------ -------------------
Total net revenues...............................   $     30,483       $     37,885       $     57,358       $     77,158
                                                 ================== ================== ================== ===================
Operating (loss) income:
     Thin film coated glass......................   $        (31)      $     (1,199)      $         54       $     (1,380)
     Thin film deposition equipment..............         (1,973)             2,565             (3,480)             4,277
     Amortization    of   goodwill    and   other
     intangible assets...........................           (901)              (839)            (1,790)            (1,678)
                                                 ------------------ ------------------ ------------------ -------------------
Total operating income (loss)....................   $     (2,905)      $        527       $     (5,216)      $      1,219
                                                 ================== ================== ================== ===================

                                                 December 28, 2002    June 29, 2002
                                                 ------------------ ------------------
Identifiable assets:
     Thin film coated glass......................   $        128       $        142
     Thin film coating equipment.................          2,979              2,975
     Corporate and other.........................          2,834              3,122
                                                 ------------------ ------------------
Total identifiable assets........................   $      5,941       $      6,239
                                                 ================== ==================

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2002. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide economic conditions, such as those in Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see our Annual Report on Form 10K for the fiscal year ended June 29, 2002 and our Registration Statement on Form S-1 (Registration No. 333-68476) and the section “Risk Factors” in that Registration Statement. When used herein, the terms “believe,” “anticipate,” “intend,” “goal,” “expect,” and similar expressions may identify forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

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

Our operations and financial position have been significantly affected by three corporate transactions that were implemented to advance our strategic transition from lower gross margin sales of coated glass to higher gross margin sales of thin film deposition equipment. In 1998, we entered into a 50%-50% joint venture (the “Joint Venture” or the “China JV”), with Nippon Sheet Glass Co., Ltd. to supply the low and high resolution LCD market with coated glass from a production facility base in Suzhou, China. The China JV began operations in April of 1999, and we transferred the majority of our coated glass production to the joint venture in the ensuing fiscal years. In December 2000, we completed the acquisition of the Large Area Coatings, or LAC, division of Unaxis Holding AG, or Unaxis, which reported revenues of approximately $94 million for the twelve months ended December 31, 2000. The LAC revenues were entirely equipment based, which expanded our product offering for the FPD industry, and also enabled our entry into three new product markets: architectural, automotive and solar glass, consumer products packaging and electronics and polyethylene terephthalate, or PET, plastic bottles. In September 2002, we sold our coated glass division located in Longmont, Colorado, to Information Products Longmont, Inc., a subsidiary of Information Products, Inc., a subsidiary of Magna Donnelly Corporation. The financial statements for the prior periods have been restated to reflect the effect of the sale of the Longmont Coatings business, and the results have been included as discontinued operations.

We formed the China JV in order to produce coated glass at lower cost and in closer proximity to our source of raw glass and our Asian customer base. We buy coated glass manufactured by the China JV and resell it to our customers in Asia. While our sales of coated glass products purchased from the joint venture appear as revenues on our consolidated financial statements, the revenues and expenses of the China JV itself are not consolidated and do not appear as revenues and expenses in our financial statements because of the 50%-50% ownership structure of the China JV. The benefit of the lower cost structure of the China JV is captured in the net income of the China JV, 50% of which appears as “Equity earnings of joint venture” in our consolidated statements of operations.

Revenues for thin film deposition equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Spare parts and coated glass revenues and related costs are recognized when products are shipped to the customer.

The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer and up to 15 months of technical sales effort. We operate with a backlog of new and in-process equipment orders. Coating equipment backlog was $75.9 million at December 28, 2002, and $75.2 million at December 29, 2001. Backlog is comprised of sales denominated in U.S. dollars, Japanese yen, and Euros and unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment. We generally ship our thin film coated glass within 30 days of receipt of the order and therefore we do not customarily have a backlog of coated glass orders.

In the second quarter of fiscal 2003, 71% of our total net revenues were generated from exports to customers outside of our manufacturing center in Europe, compared to 47% of revenues from exports to customers outside of our manufacturing centers in the United States and Europe for the second quarter of fiscal 2002.

Sales of products purchased from the China JV for resale to our customers are denominated in U.S. dollars and sales of products manufactured in Germany are denominated in Euros, except in each case for sales of spare parts and glass to certain Japanese customers, which are denominated in Japanese yen. The U.S. dollar equivalent of gross revenues in Japanese yen and Euros were approximately $1.2 million and $27.8 million, respectively, in the second quarter of fiscal 2003 and $1.2 million and $33 million, respectively, for the second quarter of fiscal 2002. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. As of December 28, 2002, the U.S. dollar equivalent of accounts receivable denominated in Japanese yen and Euros were approximately $1.4 million and $6.6 million, or approximately 11% and 51% respectively, of total accounts receivable. As of December 28, 2002 the U.S. dollar equivalent of accounts payable denominated in Japanese yen and Euros were approximately $312,000 and $9.8 million, or approximately 2% and 59%, respectively, of total accounts payable.

Comparison of the Second Quarter Ended December 29, 2001 to the Second Quarter Ended December 28, 2002

Net Revenues. Net revenues decreased 20% from $37.9 million in the second quarter of fiscal 2002 to $30.5 million for the second quarter of fiscal 2003 due to the decrease of equipment revenues. Net revenues from thin film deposition equipment decreased from $36.5 million in the second quarter of fiscal 2002 to $29.1 million in the second quarter of fiscal 2003. In the second quarter of fiscal 2002, 96% of our revenue was derived from sales of thin film deposition equipment compared to 95% for the second quarter of fiscal 2003. The decrease in revenue from equipment sales, primarily in the architectural and FPD portions of the equipment business during the quarter, resulted from a reduction in backlog from $96.6 million at the beginning of the second quarter of fiscal 2002 to $68.0 million at the beginning of the second quarter of fiscal 2003. We experienced strong equipment bookings during the second quarter of fiscal 2003. Backlog increased to $75.9 million at December 28, 2002 from $68.0 million at September 29, 2002 and compared to $75.2 million at December 29, 2001. Thin film coated glass revenues sold from our Hong Kong sales office remained constant at $1.4 million for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001.

Gross Profit. Gross profit decreased from $9.9 million in the second quarter of fiscal 2002 to $6.5 million in the second quarter of fiscal 2003, largely driven by the decrease in equipment revenues resulting from lower backlog at the beginning of the period. The decrease in gross margins resulted from a higher concentration of architectural glass equipment revenues as a percentage of the total revenue mix, low margin revenue from a display coater sold to a strategic customer, and charges of approximately $1.0 million against revenue and increases to the estimated costs related to the completion of two display coaters that were sold prior to the LAC acquisition. Gross margins were 26% in second quarter of fiscal 2002 and 21% in second quarter of fiscal 2003.

Research and Development. Research and development expenses increased 33% from $1.9 million in the second quarter of fiscal 2002 to $2.6 million in the second quarter of fiscal 2003. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development and technology development for OLED, Solar, Smartweb, PET bottle process development and other research and development activities. As a percentage of net revenues, research and development expenses were 5% in the second quarter of fiscal 2002 and 8% in the second quarter of fiscal 2003.

Selling, General and Administrative. Selling, general and administrative expenses decreased from $6.6 million in the second quarter of fiscal 2002 to $5.9 million in the second quarter of fiscal 2003. This decrease resulted from various cost reduction measures implemented during fiscal 2002 including overhead reductions related to the sale of the thin film coatings division in Longmont, head count reductions and expense controls. As a percentage of net revenues, selling, general and administrative expenses were 17% in the second quarter of fiscal 2002 and 19% in the second quarter of fiscal 2003. The percentage increased despite the lower costs due to a lower revenue base.

Amortization of Other Intangible Assets. The amortization of other intangible assets was $839,000 and $901,000 for the second quarter of fiscal 2002 and the second quarter of fiscal 2003, respectively. The increase in amortization of intangibles consists of a currency translation as the intangible assets are carried on our German subsidiary balance sheet and are subject to fluctuation in the Euro as compared to the U.S. Dollar.

Interest Income (Expense), Net. Interest income was $36,000 in the second quarter of fiscal 2002 and $624,000 in the second quarter of fiscal 2003. The interest income was generated from the investment of our cash reserves in corporate, government and municipal bonds, equity securities, money market funds and short-term time deposits. During the second quarter of fiscal 2003, we earned an average annual rate of return of 2.5% on cash and cash equivalents, restricted cash and marketable securities.

Other Income. Other income decreased from $286,000 in the second quarter of fiscal 2002 to $240,000 in the second quarter of fiscal 2003. Other income includes items such as realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 1% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture.  Our equity in earnings of the China JV increased from $153,000 in the second quarter of fiscal 2002 to $864,000 in the second quarter of fiscal 2003. This increase in equity earnings is primarily due to an increase in demand for color STN glass used in color displays for cellular phones and personal digital assistants.

Income Tax Benefit (Provision).  We recorded an income tax expense of $271,000 in the second quarter of fiscal 2002 compared to an income tax benefit of $671,000 in the second quarter of fiscal 2003. The effective tax rate was 32% during the second quarter of fiscal 2002 and 33% during the second quarter of fiscal 2003. Equity earnings of the Joint Venture will be reinvested in the Joint Venture and as such are not taxed in the United States and are not included in our tax calculation.

Comparison of the Six Months Ended December 29, 2001 to the Six Months Ended December 28, 2002

Net Revenues. Net revenues decreased 26% from $77.2 million in the first six months of fiscal 2002 to $57.4 million for the first six months of fiscal 2003 due to the decrease of equipment revenues. Net revenues from thin film deposition equipment decreased from $73.5 million in the first six months of fiscal 2002 to $54.2 million in the first six months of fiscal 2003. In the first six months of fiscal 2002, 95% of our revenue was derived from sales of thin film deposition equipment compared to 94% for the first six months of fiscal 2003. The decrease in revenue from equipment sales, primarily in the architectural and FPD portions of the equipment business during the quarter, resulted from the lower backlog of $99.2 million at the beginning of the first six months of fiscal 2002 compared to $41.1 million at the beginning of the first six months of fiscal 2003. We experienced strong bookings for new orders during the first six months of fiscal 2003 and backlog increased to $75.9 million at December 28, 2002 compared to $75.2 million at December 29, 2001. Thin film coated glass revenues sold from our Hong Kong sales office decreased 12% from $3.6 million in fiscal 2002 to $3.2 million in fiscal 2003. This reduction resulted from reduced demand and lower prices, which reduced our gross margins in the first six months of fiscal 2003 for coated glass.

Gross Profit. Gross profit decreased from $20.0 million in the first six months of fiscal 2002 to $13.3 million in the first six months of fiscal 2003, largely driven by the decreased equipment revenues resulting from lower backlog at the beginning of the period. The decrease in gross margins resulted from a higher concentration of architectural glass equipment revenues as a percentage of the total revenue mix, low margin revenue from a display coater sold to a strategic customer, and charges of approximately $1.0 million against revenue and increases to the estimated costs related to the completion of two display coaters that were sold prior to the LAC acquisition. Gross profit margins were 26% in first six months of fiscal 2002 and 23% in first six months of fiscal 2003.

Research and Development. Research and development expenses increased 22% from $4.0 million in the first six months of fiscal 2002 to $4.8 million in the first six months of fiscal 2003. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development and technology development for OLED, Solar, Smartweb, PET bottle process development and other research and development activities. As a percentage of net revenues, research and development expenses were 5% and 8% in the first six months of fiscal 2002 and fiscal 2003, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased from $13.1 million in the first six months of fiscal 2002 to $11.9 million in the first six months of fiscal 2003. This decrease resulted from various cost reduction measures implemented during fiscal 2002 including overhead reductions related to the sale of the thin film coatings division in Longmont, head count reductions and expense controls. As a percentage of net revenues, selling, general and administrative expenses were 17% in the first six months of fiscal 2002 and 21% in the first six months of fiscal 2003.

Amortization of Other Intangible Assets. The amortization of other intangible assets was $1.7 million and $1.8 million for the first six months of fiscal 2002 and fiscal 2003, respectively. The increase in amortization of intangibles consists of a currency translation as the intangible assets are carried on our German subsidiary balance sheet and are subject to fluctuation in the Euro as compared to the U.S. Dollar.

Interest Income (Expense), Net. Interest expense was $17,000 in the first six months of fiscal 2002 and interest income of $1.3 million in the first six months of fiscal 2003. The interest income was generated from the investment of our cash reserves in corporate, government and municipal bonds, equity securities and money market funds. During the first six months of fiscal 2003, we earned an average annual rate of return of 2.7% on cash and cash equivalents, restricted cash and marketable securities.

Other Income. Other income decreased from $595,000 in the first six months of fiscal 2002 to $373,000 in the first six months of fiscal 2003. Other income includes items such as realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 1% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture. Our equity in earnings of the China JV increased from $263,000 in the first six months of fiscal 2002 to $1.2 million in the first six months of fiscal 2003. This increase in equity earnings is primarily due to an increase in demand for color STN glass used in color displays for cellular phones and personal digital assistants.

Income Tax Benefit (Provision). We recorded an income tax expense of $649,000 in the first six months of fiscal 2002 compared to an income tax benefit of $1.1 million in the first six months of fiscal 2003. The effective tax rate was 36% during the first six months of fiscal 2002 and 31% during the first six months of fiscal 2003. Equity earnings of the Joint Venture will be reinvested in the Joint Venture and as such are not taxed in the United States and are not included in our tax calculations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our estimates, including those related to project costs, cash collections, product returns, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We recognize revenues on a majority of contracts relating to the construction and sale of thin film deposition equipment using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General, administrative, selling and research and development costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

We generally offer warranty coverage on equipment sold for a period ranging from 12 to 24 months after final installation is complete. We estimate the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

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

Liquidity and Capital Resources

We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock, and a private offering of preferred stock and bank borrowings. Cash provided by operating activities increased from $382,000 for the six months of fiscal 2002 to $1.8 million for the first six months of fiscal 2003. Cash provided by operations increased primarily due to the reduction in revenue in excess of billings, billings in excess of revenues and accounts payable and accrued expenses. Under the percentage of completion method we recognized revenues in advance of billings and cash collections for several projects. We collected progress payments in respect of these contracts in the second quarter of fiscal 2003. As of December 28, 2002, we had cash and cash equivalents of approximately $29.0 million, marketable securities of $48.7 million and working capital of $80.4 million.

As of December 28, 2002 and June 29, 2002, we had an outstanding debt guarantee related to the China JV and no outstanding debt. We are required under the terms of the China JV to provide credit support on a several basis for 50% of the China JV’s bank indebtedness. The China JV currently has a $12.0 million revolving credit facility with Sumitomo Bank, for which we must provide a secured guarantee covering $6.0 million. As of June 29, 2002, the Company used its $11.5 million credit facility to guarantee its portion of the debt of the China JV. Upon the expiration of the $11.5 million credit facility on September 17, 2002, we provided a guarantee for the debt of the China JV using a German bank with pledged cash as the collateral supporting the $6.0 million bank guarantee. The current bank guarantee will expire on June 15, 2003, at which time we plan on renewing the guarantee at a similar amount and for similar terms if we have not secured a bank line of credit for these purposes.

Capital expenditures were $707,000 in the first half of fiscal 2002 and $553,000 in the first half of fiscal 2003. We anticipate capital expenditures of approximately $2.3 million in fiscal 2003. Our capital expenditures have consisted primarily of purchases of process equipment related to product development.

Cash flow used in investing activities was $60.4 million and $5.7 million for the first six months of fiscal year 2002 and 2003, respectively. We purchased $59.6 million and $5.1 million of marketable securities in the first half of fiscal years 2002 and 2003, respectively.

Cash generated from financing activities for the first half of fiscal 2002 was $60.5 million and consisted primarily of the November 15, 2001 offering of common stock. Applied Films issued 3,573,502 shares of common stock and received net proceeds of $67.0 million, which included offering costs of $751,000. The proceeds were used to repay $6.5 million of outstanding debt, pay Unaxis for the remaining portion of the purchase price for the LAC acquisition (approximately $7.5 million), provide credit support for a guaranty of our China JV’s indebtedness (approximately $7.0 million), and cover working capital and general corporate purposes.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 28, 2002 (in thousands).

                                                             Payments Due by Period
                                      ---------------------------------------------------------------------
                                                     Less than 1                                 After 5
Contractual Cash Obligations              Total          year       1-3 years     4-5 years       years
------------------------------------- -------------- ------------- ------------- ------------  ------------
Operating Leases:
    Buildings.......................  $    43,533    $     3,004   $    16,557   $    10,996   $    12,976
    Office Equipment................          415            157           256             2          -
    Other...........................          303            142           161          -             -
Capital Lease - Office Equipment....           55             31            24          -             -
                                      -------------- ------------- ------------- ------------  ------------
                                      $    44,306    $     3,334   $    16,998   $    10,998   $    12,976
                                      ============== ============= ============= ============  ============

                                               Amount of Commitment Expiration Per Period
                                        ----------------------------------------------------------
                                           Total
                                          Amounts      Less than 1
Other Commercial Commitments             Committed        year         1-3 years    Over 3 years
--------------------------------------- ------------- -------------- -------------- --------------
Bank Guarantees......................   $     11,171  $      11,052  $         119   $       -
Other Commercial Commitments.........          1,216            438            778           -
                                        ------------- -------------- -------------- --------------
  Total Commercial Commitments.......   $     12,387  $      11,490  $         897   $       -
                                        ============= ============== ============== ==============

The fair value of contracts outstanding as of December 28, 2002 is as follows (in thousands):

                                         Fair Value of Contracts at Period-End
                         ----------------------------------------------------------------------
                         Maturity less    Maturity 1-3       Maturity in          Total fair
Source of Fair Value      than 1 year         years       excess of 4 years         value
-----------------------  ---------------  --------------  -------------------   ---------------
Prices actively quoted   $        2,808    $       -       $         -          $        2,808
                         ===============  ==============  ===================   ===============

The operating leases primarily include leases for offices, factories and office equipment throughout our operations. The bank guarantees represent our guarantee of 50% of the China JV’s outstanding debt as of September 28, 2002 of $6 million and the guarantees required by our customers, primarily in China, ensuring the progress payments made to the Company, which are terminated when the contract terms are fulfilled and the guarantees required by the German government for custom duties for items received into Germany. Our other commercial commitments consist of software licenses and third party service contracts.

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

As of December 28, 2002, our investment consisted primarily of equity securities, corporate, government and municipal bonds and money market mutual funds of $48.7 million and restricted cash, and earned approximately $518,000 for the quarter then ended, at an average interest rate of approximately 2.5%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in approximately $207,000 interest income for the quarter ended December 28, 2002.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At December 28, 2002, we had approximately $1.4 million of accounts receivable and approximately $312,000 of accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $11,000 net impact on pre-tax income based on the Japanese yen foreign currency denominated accounts receivable and accounts payable balances at December 28, 2002. At December 28, 2002, we had approximately $6.6 million of accounts receivable and approximately $9.8 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $32,000 net impact on pre-tax income based on the Euro foreign currency denominated accounts receivable and accounts payable balances at December 28, 2002.

Sales of products manufactured in Germany denominated in Euros, except for sales of equipment to certain Japanese customers, which are denominated in Japanese yen. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date.

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

Our cash position includes amounts denominated in foreign currencies, primarily Euros. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of operations as well as tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations with the exception of $6.0 million which is pledged against a bank guaranty for our 50% of the Joint Venture debt and $5.3 million of guarantees related to our Chinese customers and custom duties, which ensure receipt of good in Germany.

ITEM 4: Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

b.	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

a.	The annual meeting of shareholders of the Company was held on October 16, 2002 (“Annual Meeting”).

b.	The following directors were elected at the Annual Meeting for a term expiring in 2005: Richard P. Beck and Chad D. Quist. The following director was elected at the Annual Meeting for a term expiring in 2004: Allen H. Alley. Other directors whose terms continued after the meeting are as follows: John S. Chapin whose term expires in 2004; and Thomas T. Edman and Vincent Sollitto, Jr. whose terms expire in 2003.

c.	At the Annual Meeting, two directors were elected for a term expiring in 2005 and one director was elected for terms expiring in 2004. One secretary to the board was elected for a term expiring 2003. The vote was as follows:

Director Nominees Richard P. Beck Chad D. Quist Allen H. Alley	For 9,174,212 9,102,947 9,270,210	Withhold 309,229 380,494 213,231

	For	Against	Abstain
Nomination for Secretary - Daniel C. Molhoek	9,458,424	15,422	9,595

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits

Exhibit No.	Description

10.1	Asset Purchase Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc., incorporated by reference to Exhibit 2.1 to the Applied Films Corporation Current Report on Form 8-K dated September 24, 2002.

10.2	License Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc., incorporated by reference to Exhibit 2.2 to the Applied Films Corporation Current Report on Form 8-K dated September 24, 2002.

10.3	Sublease dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc., incorporated by reference to Exhibit 2.3 to the Applied Films Corporation Current Report on Form 8-K dated September 24, 2002.

10.4	Services Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.5	Noncompetition Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc., incorporated by reference to Exhibit 2.5 to the Applied Films Corporation Current Report on Form 8-K dated September 24, 2002.

10.6	Supply Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc., incorporated by reference to Exhibit 2.6 to the Applied Films Corporation Current Report on Form 8-K dated September 24, 2002.

99.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K: Current Report on Form 8-K dated September 24, 2002, disclosing in Item 2 the disposition of certain assets and business operations to Information Products Longmont, Inc. and disclosing in Item 7 certain pro form a financial information, including:
i)	Introduction to Unaudited Pro Forma Consolidated Financial Statements;
ii)	Unaudited Pro Forma Consolidated Balance Sheet at June 29, 2002;
iii)	Unaudited Pro Forma Consolidated Statement of Operations for the twelve months ended June 29, 2002;
iv)	Notes to the Unaudited Pro Forma Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APPLIED FILMS CORPORATION
Date: February 11, 2003	/s/ Thomas T. Edman Thomas T. Edman President and Chief Executive Officer
Date: February 11, 2003	/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

I, Thomas T. Edman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: February 11, 2003

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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 11, 2003

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Asset Purchase Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc., incorporated by reference to Exhibit 2.1 to the Applied Films Corporation Current Report on Form 8-K dated September 24, 2002.

10.2	License Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc., incorporated by reference to Exhibit 2.2 to the Applied Films Corporation Current Report on Form 8-K dated September 24, 2002.

10.3	Sublease dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc., incorporated by reference to Exhibit 2.3 to the Applied Films Corporation Current Report on Form 8-K dated September 24, 2002.

10.4	Services Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.5	Noncompetition Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc., incorporated by reference to Exhibit 2.5 to the Applied Films Corporation Current Report on Form 8-K dated September 24, 2002.

10.6	Supply Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc., incorporated by reference to Exhibit 2.6 to the Applied Films Corporation Current Report on Form 8-K dated September 24, 2002.

99.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits not contained in this document can be obtained on the SEC website: www.sec.gov or contact Applied Films Corporation, Investor Relations Department.

EXHIBIT 99.1

I, Thomas T. Edman, Chief Executive Officer and President of Applied Films Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Quarterly Report on Form 10-Q for the three months ended December 28, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	the information contained in the Quarterly Report on Form 10-Q for the three months ended December 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated: February 11, 2003

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer and President

EXHIBIT 99.2

I, Lawrence D. Firestone, Chief Financial Officer of Applied Films Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Quarterly Report on Form 10-Q for the three months ended December 28, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	the information contained in the Quarterly Report on Form 10-Q for the three months ended December 28, 2002 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated: February 11, 2003

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer