Form 10-Q
period 2003-03-29
APPLIED FILMS CORP
filed 2003-05-06
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
March 29, 2003

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

11,129,672 shares of Common Stock were outstanding as of April 22, 2003.

INDEX

PART I. FINANCIAL INFORMATION
Page
Item 1: Financial Statements:
Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets as of March 29, 2003 and June 29, 2002	2
Consolidated Statements of Operations for the three and nine months ended March 29, 2003 and March 30, 2002, respectively	3
Consolidated Statements of Cash Flows for the nine months ended March 29, 2003 and March 30, 2002, respectively	4
Notes to Consolidated Financial Statements	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3: Quantitative and Qualitative Disclosures About Market Risk	23
Item 4: Controls and Procedures	24
PART II. OTHER INFORMATION
Item 6: Exhibits and Reports on Form 8-K	25

ITEM 1. – FINANCIAL STATEMENTS

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

                                                                                           March 29, 2003       June 29, 2002
                                                                                         -------------------- -------------------
ASSETS                                                                                        (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents........................................................      $      27,220        $   31,134
     Restricted cash..................................................................             10,231             7,913
     Marketable securities............................................................             51,480            43,544
     Accounts and trade notes receivable, net of allowance of $1,068 and $855,
         respectively.................................................................             13,496             8,171
     Revenue in excess of billings....................................................             30,530            27,246
     Inventories, net.................................................................              8,712             7,442
     Prepaid expenses and other.......................................................              1,470             1,845
     Income tax receivable............................................................                444              -
     Net current assets associated with discontinued operations.......................               -                2,932
                                                                                         -------------------- -------------------
         Total current assets ........................................................            143,583           130,227

Property, plant and equipment, net of accumulated depreciation of $5,907 and  $4,333,
     respectively.....................................................................              5,843             6,239
Goodwill, net.........................................................................             53,790            40,307
Intangible assets, net of accumulated amortization of $7,791 and $5,034, respectively.             16,889            15,101
Investment in joint venture...........................................................             11,413            10,004
Deferred tax asset, net...............................................................             10,115            11,398
Long-term assets associated with discontinued operations..............................               -                1,401
Restricted cash.......................................................................                 68                58
Other assets..........................................................................                289               373
                                                                                         -------------------- -------------------
         Total assets.................................................................      $     241,990        $  215,108
                                                                                         ==================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable...........................................................      $      19,571        $    9,252
     Accrued expenses.................................................................             22,366            25,462
     Billings in excess of revenue....................................................             12,643             8,213
     Current portion of deferred gross profit, deferred gain and lease obligation.....                390               414
     Deferred tax liability...........................................................              5,407             5,758
                                                                                         -------------------- -------------------
         Total current liabilities....................................................             60,377            49,099

Long-term portion of gross profit, deferred gain and lease obligation.................              2,163             2,427
Accrued pension benefit obligation....................................................             10,600             9,012
                                                                                         -------------------- -------------------
         Total liabilities............................................................             73,140            60,538
                                                                                         -------------------- -------------------

STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized, 11,120,672 and 11,027,310
     shares issued and outstanding at March 29, 2003 and June 29, 2002, respectively..            160,246           159,610
Warrants and stock options............................................................                734               734
Other cumulative comprehensive income (loss)..........................................              5,931            (7,995)
Retained earnings.....................................................................              1,939             2,221
                                                                                         -------------------- -------------------
         Total stockholders' equity...................................................            168,850           154,570
                                                                                         -------------------- -------------------
         Total liabilities and stockholders' equity...................................      $     241,990        $  215,108
                                                                                         ==================== ===================

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                                                           Three Months Ended                Nine Months Ended
                                                                    --------------------------------- ---------------------------------
                                                                    March 29, 2003   March 30, 2002    March 29, 2003  March 30, 2002
                                                                    --------------- ----------------- ---------------- ----------------
Net revenues...................................................        $   45,651      $   30,827        $  103,009       $  107,985
Cost of goods sold.............................................            35,551          23,525            79,591           80,700
                                                                    --------------- ----------------- ---------------- ----------------
Gross profit...................................................            10,100           7,302            23,418           27,285

Operating expenses:
     Research and development..................................             3,603           2,298             8,435            6,265
     Selling, general and administrative.......................             5,819           5,827            17,731           18,946
     Amortization of other intangible assets...................               967             839             2,757            2,517
                                                                    --------------- ----------------- ---------------- ----------------
Loss from operations...........................................              (289)         (1,662)           (5,505)            (443)

Other income, net:
     Interest income, net......................................               433             212             1,750              195
     Other income, net.........................................               544               7               917              602
     Equity earnings of joint venture..........................               432             150             1,661              413
                                                                    --------------- ----------------- ---------------- ----------------
Income (loss) from continuing operations before income taxes...             1,120          (1,293)           (1,177)             767

Income tax benefit (provision).................................              (551)            418               551             (231)
                                                                    --------------- ----------------- ---------------- ----------------

     Income (loss) from continuing operations..................               569            (875)             (626)             536

Discontinued operations (Note 3):
     Income (loss) from discontinued operations, net of tax....              -               (371)              (85)            (475)
     Gain on disposal of discontinued operations, net of tax...              -               -                  429             -
                                                                    --------------- ----------------- ---------------- ----------------
Discontinued operations, net of tax............................              -               (371)              344             (475)

                                                                    --------------- ----------------- ---------------- ----------------
Net income (loss)..............................................               569          (1,246)             (282)              61

     Preferred stock dividends.................................              -               -                 -                (315)
                                                                    --------------- ----------------- ---------------- ----------------
Net income (loss) applicable to common stockholders............        $      569      $   (1,246)       $     (282)      $     (254)
                                                                    =============== ================= ================ ================

Earnings (loss) per share:
Basic:
     Earnings (loss) from continuing operations................        $     0.05      $    (0.08)       $    (0.06)      $     0.02
     Income (loss) from discontinued operations................             -               (0.03)             0.03            (0.05)
                                                                    --------------- ----------------- ---------------- ----------------
Basic earnings (loss) per share................................        $     0.05      $    (0.11)       $    (0.03)      $    (0.03)
                                                                    =============== ================= ================ ================

Diluted:
     Earnings (loss) from continuing operations................        $     0.05      $    (0.08)       $    (0.06)      $     0.02
     Income (loss) from discontinued operations................             -               (0.03)             0.03            (0.05)
                                                                    --------------- ----------------- ---------------- ----------------
Diluted earnings (loss) per share..............................        $     0.05      $    (0.11)       $    (0.03)      $    (0.03)
                                                                    =============== ================= ================ ================

Weighted average common shares outstanding:
     Basic.....................................................            11,115          10,998            11,079            9,163
                                                                    =============== ================= ================ ================
     Diluted...................................................            11,145          10,998            11,118            9,163
                                                                    =============== ================= ================ ================

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                                                   Nine Months Ended
                                                                                                          ------------------------------------
                                                                                                           March 29, 2003    March 30, 2002
                                                                                                          ----------------- ------------------
Cash flows from operating activities:
Net income (loss).........................................................                                   $       (282)    $         61
     Adjustments to net income (loss):
     Loss from discontinued operations....................................                                             85              475
     Gain on the sale of the Longmont Coatings Division...................                                           (429)
                                                                                                          ----------------- ------------------
Net income (loss) from continuing operations..............................                                           (626)             536
Adjustments to net income (loss) from continuing operations:
Depreciation..............................................................                                          1,402            1,077
Amortization of intangible assets.........................................                                          2,757            2,517
Amortization of deferred gain on building sale/leaseback and sales of equipment to joint venture                     (264)            (271)
Loss on disposal of equipment.............................................                                             11               13
Equity in earnings of affiliate...........................................                                         (1,409)            (177)
Changes in:
     Restricted cash......................................................                                         (3,068)            (238)
     Accounts and trade notes receivable, net.............................                                         (5,325)           2,112
     Revenue in excess of billings........................................                                         (3,284)          (8,090)
     Inventories..........................................................                                         (1,270)           1,074
     Prepaid expenses and other...........................................                                            459             (458)
     Accounts payable and accrued expenses................................                                          8,797           (2,814)
     Billings in excess of revenue........................................                                          4,430               (7)
     Deferred income taxes................................................                                            488             -
                                                                                                          ----------------- ------------------
         Net cash flows provided by (used in) operating activities........                                          3,098           (4,726)

Cash flows from investing activities:
Purchases of property, plant, and equipment...............................                                           (837)            (849)
Purchase of marketable securities.........................................                                         (7,936)         (27,998)
Other assets..............................................................                                           -              (9,611)
                                                                                                          ----------------- ------------------
Net cash used in investing activities.....................................                                         (8,773)         (38,458)

Cash flows from financing activities:
Proceeds from offering....................................................                                           -              67,754
Offering costs............................................................                                           -                (823)
Proceeds from long term debt..............................................                                           -               1,570
Repayment of long term debt...............................................                                           -              (8,053)
Restricted cash...........................................................                                          1,000             -
Proceeds from stock options and issuance on stock purchase plan...........                                            636              653
Dividends paid on preferred stock.........................................                                           -                (362)
                                                                                                          ----------------- ------------------
Net cash provided by financing activities.................................                                          1,636           60,739

Cash flows from discontinued operations...................................                                          4,677             (685)

Effect on exchange rate changes on cash and cash equivalents..............                                         (4,552)             978
                                                                                                          ----------------- ------------------
Net (decrease) increase in cash...........................................                                         (3,914)          17,848
Cash and cash equivalents, beginning of period............................                                         31,134           22,561
                                                                                                          ----------------- ------------------
Cash and cash equivalents, end of period..................................                                   $     27,220     $     40,409
                                                                                                          ================= ==================

Supplemental cash flow information:
     Cash paid for interest...............................................                                   $       -        $        138
                                                                                                          ================= ==================

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

Since inception in 1976, the Company has manufactured deposition equipment for use in its internal coated glass manufacturing process. In 1996, when high end flat panel technologies demanded that LCD manufacturers process their own glass substrates in their factories, the Company expanded its product offerings to include its proprietary deposition equipment. On December 31, 2000, the Company acquired the Large Area Coatings division (“LAC”) of Unaxis. The LAC division is now operating as Applied Films GmbH and Co. KG, a wholly-owned subsidiary of the Company.

In September 2002, Applied Films Corporation sold its coated glass division located in Longmont, Colorado. The financial statements for the prior periods have been restated to reflect the effect of the sale of the Longmont Coatings Division, and the results have been included in “income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations (Note 3).

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

Unaudited Financial Information

The accompanying interim financial information as of March 29, 2003 and for the three and nine month periods ended March 29, 2003 and March 30, 2002 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended March 29, 2003 are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, as long as the statements are not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2002 Annual Report on Form 10-KA audited for the fiscal year ended June 29, 2002.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2003 and 2002 each include 52 weeks.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Restricted Cash

The Company has pledged $5.0 million in cash to provide the bank guaranty for 50% of the debt of the Joint Venture, and the Company provides bank guarantees on cash deposits for contracts with certain customers in China and has also agreed to maintain cash on hand at the bank providing the guarantees to the customers in China.

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

As of March 29, 2003, the Company’s short term investments included in marketable securities consisted of $42.8 million in corporate bonds, $3.7 million in municipal debt securities, $1.0 million in government bonds, $3.7 million in equity securities and $300,000 related to accrued interest. The Company had no significant concentration of credit risk arising from investments.

Inventories

Inventories consist of materials that can be used in the construction of systems or spare parts, work in process for contracts accounted for under the completed contract method of accounting and finished goods, including coated glass and spare parts finished goods. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at March 29, 2003 and June 29, 2002 consist of the following (in thousands):

                                                                   March 29, 2003        June 29, 2002
                                                                --------------------- --------------------
Materials for manufacturing systems and spare parts, net.......     $      2,272          $      2,235
Work-in-process................................................            6,368                 4,809
Finished goods, net............................................               72                   398
                                                                --------------------- --------------------
                                                                    $      8,712          $      7,442
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

                                      Estimated Useful Lives
                                   --------------------------
Building .........................                  30 years
Machinery and equipment..........                 3-10 years
Office furniture and equipment...                  3-5 years

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

Goodwill

Goodwill, in its entirety, is related to the thin film deposition equipment segment. The goodwill balance is reported on the German subsidiary balance sheet and therefore will be subject to unrealized foreign exchange fluctuations between the Euro and the U.S. Dollar. The changes in the goodwill balance are as follows (in thousands):

                                                  March 29, 2003   June 29, 2002
                                                  ---------------- ---------------
Goodwill, net....................................     $    46,619     $   46,619
Unrealized foreign exchange adjustment...........           7,171         (6,312)
                                                  ---------------- ---------------
Goodwill, net....................................     $    53,790     $   40,307
                                                  ================ ===============

In accordance with Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized and is separately tested for impairment using a fair-value-based approach. The Company performs an annual test of the impairment of goodwill and no impairment was required.

Intangible Assets

Intangible assets are related to the thin film deposition equipment segment. The intangible assets balance is reported on the Germany subsidiary balance sheet and therefore will be subject to unrealized foreign exchange fluctuations between the Euro and the U.S. Dollar for the balances reported on the balance sheet. The changes in the intangible assets balance are as follows (in thousands):

                                                              March 29, 2003  June 29, 2002
                                                             ---------------- --------------
Intangible Assets:
 Patents..................................................       $   20,000       $ 20,000
 Customer lists...........................................            2,500          2,500
                                                             ---------------- --------------
  Intangible assets.......................................           22,500         22,500
 Less accumulated amortization............................           (7,791)        (5,034)
 Unrealized foreign exchange adjustment...................            2,180         (2,365)
                                                             ---------------- --------------
Intangible assets, net of accumulated amortization........       $   16,889       $ 15,101
                                                             ================ ==============

The patents are amortized over seven years and the customer lists are amortized over five years.

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

Accrued Expenses

The significant components of accrued expenses as of March 29, 2003 and June 29, 2002 are as follows (in thousands):

                                          March 29, 2003     June 29, 2002
                                          ---------------    ---------------
Accrued losses on contracts.............     $     7,012        $     9,044
Accrued compensation....................           6,351              7,440
Accrued warranty........................           5,803              7,148
Other accruals..........................           3,200              1,830
                                          ---------------    ---------------
Total accrued expenses..................     $    22,366        $    25,462
                                          ===============    ===============

Accrued losses on contracts are a result of costs incurred on projects in excess of the contracted revenue. These costs are specific to certain projects. Accrued losses on contracts are provided for when the loss becomes probable and the amount of loss can be reasonably estimated. Loss provisions are based upon excess costs over the net revenue from the products contemplated by the specific order. Contract accounting requires management to make estimates of future costs over the performance period of the contract. These estimates are subject to change and result in adjustments to cost of goods sold, which are reflected in the margins on contracts in progress.

Spare Parts and Coated Glass Revenue Recognition

Spare parts and coated glass revenues and related costs are recognized when products are shipped to the customer. The Company’s spare parts and coated glass are warranted to be free from material defects caused by workmanship and within its design or customer specifications. All spare parts and coated glass are inspected for workmanship and compliance to specification prior to shipment. Customers who experience defects in material may return product for credit or replacement. The Company’s returned product experience rate for spare parts and coated glass has been excellent. Applied Films maintains a reserve to cover sales returns for quality defects from its customers. The provision for estimated sales returns and allowances is recorded in the period of the sale and is typically in the range of 0.5% to 1.0% of sales.

Equipment Sales Revenue Recognition

The percentage of completion method of accounting is used for thin film coating equipment contracts valued at greater than $1 million and a construction time of greater than six months. In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are expensed as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Our contracts under the percentage of completion method do not provide for the right of a customer to return the machine once the title has been transferred.

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms, which occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress at March 29, 2003 and June 29, 2002 are as follows (in thousands):

                                                                ---------------------   ---------------------
                                                                   March 29, 2003           June 29, 2002
                                                                ----------------------  ----------------------
Costs incurred on contracts in progress and estimated profit..     $       124,603         $       121,273
Less: billings to date........................................            (106,716)               (102,240)
                                                                ----------------------  ----------------------
 Revenue in excess of billings, net.........................       $        17,887         $        19,033
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

The Company generally offers warranty coverage for equipment sales for a period of 3 to 12 months after final installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

The Company uses the completed contract method of accounting for standard products that are typically valued at less than $1 million and have a machine construction time of less than six months. For projects accounted for using the completed contract method of accounting, we accumulate the project costs in work in process until we complete the fabrication of the system. Once fabrication of the system is complete, the customer evaluates the machine at Applied Films’ manufacturing facility according to any specific acceptance criteria outlined in the contract. Upon acceptance, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. Applied Films recognizes the revenue, upon transfer of title. Our contracts under the completed contract method do not provide for the right of a customer to return the machine once the title has been transferred.

Losses on contracts in process are recognized in their entirety when the loss becomes probable and the amount of loss can be reasonably estimated. As of March 29, 2003 and June 29, 2002, the Company had accrued approximately $7.0 million and $9.0 million for loss contracts, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $3.6 million and $2.3 million of research and development expenses for the three months ended March 29, 2003 and March 30, 2002, respectively, and $8.4 million and $6.3 million for the nine months ended March 29, 2003 and March 30, 2002, respectively, net of reimbursements received from European governmental grants. The Company is reimbursed up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and a governmental agency and is paid when the research is completed and accepted by the agency. The Company received reimbursements of $193,000 and $113,000 in the three month periods and $505,000 and $726,000 in the nine month periods ended March 29, 2003 and March 30, 2002, respectively.

Foreign Currency Transactions

The Company generated 68% of its revenues in the nine months ended March 29, 2003 from sales to foreign corporations located outside the Company’s manufacturing center in Europe, which are primarily in Asia. For the nine months ended March 30, 2002, the Company generated 61% of its revenue from sales to foreign corporations located outside the Company’s manufacturing center in Europe. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company’s sales and purchases are denominated in Euros, with the remainder denominated in U.S. dollars or Japanese yen. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are translated to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the year, and any unrealized gains or losses are recorded as an accumulated translation adjustment in “Other cumulative comprehensive income (loss)” on the balance sheet at the end of the period.

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

Other Cumulative Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income (Loss),” establishes a standard for reporting and displaying comprehensive income (loss) and its components within the financial statements. Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with shareholders. Other cumulative comprehensive income (loss) for the Company represents unrealized foreign currency gains and losses associated with the translation of the Company’s investment in its foreign subsidiaries and the Joint Venture.

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

Earnings available to common stockholders for the nine months ended March 30, 2002 include a reduction of $315,000, representing dividends paid on the Series A Convertible Preferred Stock issued January 18, 2001. As of December 28, 2001, all convertible Preferred Stock was converted to common stock of the Company, all accrued dividends were paid in full, and no dividends are due and payable under this issue following that date.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 did not have a material impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. SFAS No. 146 did not have an impact on the Company.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions relating to interim periods are effective for internal periods beginning after December 15, 2002. The Company plans to continue to account for stock-based compensation under the intrinsic value method and to provide proforma disclosure of the impact of the fair value method on reported net income.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which significantly changes current practice in accounting for, and the disclosure of, guarantees. FIN 45 requires certain guarantees issued or modified after December 31, 2002 to be recorded at fair value and that a guarantor make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. This Interpretation is effective with interim periods ending after December 15, 2002. FIN 45 did not have a material impact on the Company’s financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FIN 46 clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 will require disclosures regarding ownership interests in variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Fin 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted the initial recognition and measurement provisions of FIN 46 on February 1, 2003, as required by the Interpretation. FIN 46 did not have an impact on the results of operations, financial position and cash flows of the Company.

Related Parties

In addition to the Company’s Joint Venture investment described in Note 4 and the sublease described in Note 6, the Company has engaged in certain related party transactions. During the first nine months of fiscal 2003, the Company purchased $376,000 of spare parts for the Company’s equipment customers, received building rent payments under the sublease agreement of $131,000, and in September 2002, the Company recorded $5.2 million from the sale of the Longmont Coatings Division (see Note 3) with a company and its affiliates of which a member of the Company’s board of directors is an officer. Additionally, the Company had purchases of $2.5 million and $3.0 million, for the first nine months of fiscal 2003 and fiscal 2002, respectively, from a company of which another member of the Company’s board of directors is a member of the board of directors and a former officer.

NOTE 3.   SALE OF THE LONGMONT COATINGS DIVISION - DISCONTINUED OPERATIONS

Effective September 24, 2002, the Company sold certain assets related to its contract glass coating business to Information Products Longmont, Inc., which is a subsidiary of Magna Donnelly Corporation. The assets sold by the Company included thin film deposition equipment, inventory, office furniture and equipment, certain intellectual property rights, including know-how related to the glass coating operations and certain other assets located at the Company’s facility in Longmont, Colorado (the “Longmont Coatings Division”).

In connection with the transaction, Applied Films and Information Products Longmont, Inc. entered into a sublease pursuant to which Information Products Longmont, Inc. is subleasing approximately 40,900 square feet at Applied Films’ Longmont, Colorado facility, which contains approximately 126,000 square feet. The term of the sublease began on September 24, 2002 and will terminate on March 31, 2005. Information Products Longmont, Inc. has the option to renew the sublease for additional periods of one year each commencing at the expiration of the initial term and continuing until the expiration or termination of the Company’s lease for the Longmont, Colorado facility. The subtenant also holds a right of first refusal with respect to the assignment or subleasing of, and holds an option to lease, certain additional space in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is $252,000 per year plus a pro rata share of certain operating costs estimated to be approximately $127,000 per year.

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
                                                                =================

                                                             Three Months Ended           Nine Months Ended
                                                            ---------------------- ---------------------------------
                                                               March 30, 2002      March 29, 2003   March 30, 2002
                                                            ---------------------- ---------------- ----------------
Summarized Operating Results
Net revenues..............................................     $      1,339           $      1,654     $      4,695
     Cost of goods, sold..................................            1,750                  1,609            4,984
                                                            ---------------------- ---------------- ----------------
Gross profit..............................................             (411)                    45             (289)
Operating expenses........................................              160                    176              442
                                                            ---------------------- ---------------- ----------------
Loss before income taxes..................................             (571)                  (131)            (731)
     Income tax benefit...................................              200                     46              256
                                                            ---------------------- ---------------- ----------------
Loss from discontinued operations, net of taxes...........     $       (371)          $        (85)    $       (475)
                                                            ====================== ================ ================

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

                                                                              For the Three Months Ended
                                                        ------------------------------------------------------------------------
                                                        September 29, 2001  December 29, 2001  March 30, 2002   June 29, 2002
                                                        ------------------ ------------------ ---------------- -----------------
                                                                                      (Unaudited)
Net revenues............................................   $   39,273          $   37,885         $   30,827      $  29,157

Cost of goods sold......................................       29,198              27,977             23,525         23,874
                                                        ------------------ ------------------ ---------------- -----------------
Gross profit............................................       10,075               9,908              7,302          5,283

Operating expenses:
  Research and development..............................        2,034               1,933              2,298          2,955
  Selling, general and administrative...................        6,510               6,609              5,827          4,801
  Amortization of intangible assets.....................          839                 839                839            839
                                                        ------------------ ------------------ ---------------- -----------------
Income (loss) from operations...........................          692                 527             (1,662)        (3,312)

Other (expense) income:
  Interest income (expense).............................          (53)                 36                212            506
  Other income, net.....................................          309                 286                  7          1,647
  Equity earnings of joint venture......................          110                 153                150             52
                                                        ------------------ ------------------ ---------------- -----------------
Income (loss) from continuing  operations  before income
  taxes.................................................        1,058               1,002             (1,293)        (1,107)

Income tax benefit (expense)............................         (378)               (271)               418            140
                                                        ------------------ ------------------ ---------------- -----------------

Income (loss) from continuing operations................          680                 731               (875)          (967)

Discontinued operations:
  Income  (loss) from  discontinued  operations,  net of
  taxes                                                          (124)                 20               (371)          (116)

                                                        ------------------ ------------------ ---------------- -----------------
Net income (loss).......................................          556                 751             (1,246)        (1,083)

  Preferred stock dividends.............................         (203)               (112)              -              -
                                                        ------------------ ------------------ ---------------- -----------------

Net income (loss) applicable to common stockholders.....   $      353          $      639         $   (1,246)     $  (1,083)
                                                        ================== ================== ================ =================

Earnings (loss) per share:
Basic:
  Earnings (loss) from continuing operations............   $     0.07          $     0.07         $    (0.08)     $    (0.09)
  Income (loss) from discontinued operations............        (0.02)               -                 (0.03)          (0.01)
                                                        ------------------ ------------------ ---------------- -----------------
Basic earnings (loss) per share.........................   $     0.05          $     0.07         $    (0.11)     $    (0.10)
                                                        ================== ================== ================ =================

Diluted:
  Earnings (loss) from continuing operations............   $     0.07          $     0.07         $    (0.08)     $    (0.09)
  Income (loss) from discontinued operations............        (0.02)               -                 (0.03)          (0.01)
                                                        ------------------ ------------------ ---------------- -----------------
Diluted earnings (loss) per share.......................   $     0.05          $     0.07         $    (0.11)     $    (0.10)
                                                        ================== ================== ================ =================

Weighted average common shares outstanding:
  Basic.................................................        6,798               9,086             10,998         11,022
                                                        ================== ================== ================ =================
  Diluted...............................................        6,987               9,353             10,998         11,022
                                                        ================== ================== ================ =================

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

The Joint Venture began operations during the fourth quarter of fiscal 1999. The Company records 50% of income or loss from operations of the Joint Venture after eliminating the impact of inter-entity transactions. The Company’s share of profits realized by the Joint Venture on the sale of coated glass inventory to the Company are eliminated as are adjustments to inventory to the extent that such inventory is held by the Company at the end of the period. The functional currency for the Joint Venture is the local Chinese Yuan Renminbi. The Company’s investment in the Joint Venture is translated into U.S. dollars using the period-end exchange rate. The earnings recorded by the Company from the Joint Venture are translated at average rates prevailing during the period. The cumulative translation gain or loss is recorded as “Other cumulative comprehensive income (loss)” in the Company’s consolidated financial statements.

As of March 29, 2003, the Company has provided a cash secured bank guarantee of $5.0 million to guarantee 50% of the debt of the Joint Venture.

The Company’s Hong Kong sales office purchased coated glass from the Joint Venture. The terms of purchase from the Joint Venture are net 60 days. The following table shows the amounts included in our financial results related to these purchases (in thousands):

                                       Three Months Ended                 Nine Months Ended
                                --------------------------------- ----------------------------------
                                 March 29, 2003   March 30, 2002   March 29, 2003   March 30, 2002
                                ---------------- ---------------- ---------------- -----------------
Purchased glass inventory.......   $      1,126     $        583     $      2,936     $      2,002
                                ================ ================ ================ =================

                                              March 29, 2003   June 29, 2002
                                             ---------------- ---------------
Inventory remaining on hand.................   $         215      $      243
Accounts receivable from Joint Venture......             105             171
Accounts payable to Joint Venture...........             664             547

Summarized statement of operations information for the Joint Venture for the three and nine months ended March 29, 2003 and March 30, 2002, is presented below (in thousands):

                                                        Three Months Ended                          Nine Months Ended
                                            ------------------------------------------- ------------------------------------------
                                               March 29, 2003        March 30, 2002        March 29, 2003       March 30, 2002
                                            --------------------- --------------------- -------------------- ---------------------
Joint Venture:
     Operating revenues.....................   $     10,339          $      6,144          $     31,674         $     16,908
     Net income.............................            731                   181                 2,766                  386

Applied Films equity in earnings:
     Proportionate share of net income
         after eliminations.................   $        358          $         73          $      1,439         $        183
     Amortization of deferred gain on sale
         of equipment.......................             74                    77                   222                  230
                                            --------------------- --------------------- -------------------- ---------------------
     Equity in earnings of Joint Venture....   $        432          $        150          $      1,661         $        413
                                            ===================== ===================== ==================== =====================

Applied Films portion of royalty income
     (included in other income (expense)....   $        105          $         63          $        327         $        180

Summarized balance sheet information for the Joint Venture as of March 29, 2003 and June 29, 2002, is presented below (in thousands):

                                            March 29, 2003    June 29, 2002
                                           ----------------- ---------------
Assets:
     Current assets.....................      $      10,658    $   10,447
     Property, plant and equipment, net.             26,131        28,434
                                           ----------------- ---------------
                                              $      36,789    $   38,881
                                           ================= ===============
Capitalization and liabilities:
     Current liabilities................      $       6,932    $    6,839
     Long-term debt(1)..................              7,021        12,033
     Common shareholders' equity........             22,836        20,009
                                           ----------------- ---------------
                                              $      36,789    $   38,881
                                           ================= ===============

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

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during the periods using the Black-Scholes pricing model and the following weighted average assumptions:

                                           Three Months Ended                 Nine Months Ended
                                    --------------------------------- ----------------------------------
                                     March 29, 2003   March 30, 2002   March 29, 2003   March 30, 2002
                                    ---------------- ---------------- ---------------- -----------------
Risk-free interest rate.............        3.34%            5.14%            3.34%            5.14%
Expected lives......................        7 years          7 years          7 years          7 years
Expected volatility.................         67%             111%              80%              93%
Expected dividend yield.............        0.0%             0.0%             0.0%             0.0%

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

The total fair value of options granted was computed to be approximately $693,000 and $1.4 million, for the three month periods ended March 29, 2003 and March 30, 2002, and $1.7 million and $3.5 million, for the nine month periods ended March 29, 2003 and March 30, 2002, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $669,000 and $555,000 for the three month periods ended March 29, 2003 and March 30, 2002, and $2.0 million and $1.4 million for the nine month periods ended March 29, 2003 and March 30, 2002, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, including the effect of the Employee Stock Purchase Plan, the Company’s net income (loss) would have been reported as follows (in thousands, except share data):

                                                             Three Months Ended                 Nine Months Ended
                                                      --------------------------------- ----------------------------------
                                                       March 29, 2003   March 30, 2002   March 29, 2003   March 30, 2002
                                                      ---------------- ---------------- ---------------- -----------------
Net income (loss) applicable to common shareholders:
   As reported......................                      $       569      $   (1,246)      $     (282)      $     (254)
                                                      ================ ================ ================ =================
   Pro forma........................                      $      (100)     $   (1,801)      $   (2,313)      $   (1,399)
                                                      ================ ================ ================ =================
Basic earnings (loss) per share:
   As reported......................                      $      0.05      $    (0.11)      $    (0.03)      $    (0.03)
                                                      ================ ================ ================ =================
   Pro forma........................                      $     (0.01)     $    (0.16)      $    (0.21)      $    (0.15)
                                                      ================ ================ ================ =================
Diluted earnings (loss) per share:
   As reported......................                      $      0.05      $    (0.11)      $    (0.03)      $    (0.03)
                                                      ================ ================ ================ =================
   Pro forma........................                      $     (0.01)     $    (0.16)      $    (0.21)      $    (0.15)
                                                      ================ ================ ================ =================

NOTE 6.   LEASES

In connection with the sale of the Longmont Coating Division, the Company and Information Products Longmont, Inc. entered into a sublease pursuant to which Information Products Longmont, Inc. is subleasing approximately 40,900 square feet at the Company’s Longmont, Colorado facility, which contains approximately 126,000 square feet. The term of the sublease began on September 24, 2002 and will terminate on March 31, 2005. Information Products Longmont, Inc. has the option to renew the sublease for additional periods of one year each commencing at the expiration of the initial term and continuing until the expiration or termination of the Company’s lease for the Longmont, Colorado facility. The subtenant also holds a right of first refusal with respect to the assignment or subleasing of, and holds an option to lease, certain additional space in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is $252,000 annually.

Rent expense under operating leases was $1.7 million and $4.9 million for the three and nine months ended March 29, 2003, respectively. During fiscal 2003, rent expense is net of sublease income of $63,000 and $131,000 for both the three and nine months ended March 29, 2003, respectively. Rent expense under operating leases was $1.5 million and $4.3 million for the three and nine months ended March 30, 2002, respectively.

NOTE 7.   SALES BY GEOGRAPHIC REGION

The breakdown of net revenues by geographic region is as follows (in thousands):

                                Three Months Ended               Nine Months Ended
                           ------------------------------  ------------------------------
                           March 29, 2003 March 30, 2002   March 29, 2003 March 30, 2002
                           -------------- ---------------  -------------- ---------------
Asia (other than Japan)....   $  26,066      $   8,399        $  50,682      $   36,757
Japan......................       2,505          2,482           10,971           8,054
United States..............       2,488          5,024            8,327          21,854
Europe and other...........      14,592         14,922           33,029          41,320
                           -------------- ---------------  -------------- ---------------
     Net revenues..........   $  45,651      $  30,827        $ 103,009      $  107,985
                           ============== ===============  ============== ===============

The breakdown of net revenues by geographic region expressed as a percentage of net revenues is as follows:

                                Three Months Ended               Nine Months Ended
                           ------------------------------  ------------------------------
                           March 29, 2003  March 30, 2002  March 29, 2003  March 30, 2002
                           --------------  --------------  --------------  --------------
Asia (other than Japan)....         57%            27%              49%            34%
Japan......................          6              8               11              7
United States..............          5             16                8             20
Europe and other...........         32             49               32             39
                           --------------  --------------  --------------  --------------
     Net revenues..........        100%           100%             100%           100%
                           ==============  ==============  ==============  ==============

NOTE 8.   SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, thin film coated glass and thin film deposition equipment. Certain financial information for each segment is provided below (in thousands):

                                                         Three Months Ended                Nine Months Ended
                                                   -------------------------------   -------------------------------
                                                   March 29, 2003  March 30, 2002    March 29, 2003  March 30, 2002
                                                   --------------- ---------------   --------------- ---------------
Net revenues:
     Thin film coated glass(1)...................     $   1,432      $      791         $    4,630     $    4,435
     Thin film deposition equipment..............        44,219          30,036             98,379        103,550
                                                   --------------- ---------------   --------------- ---------------
Total net revenues...............................     $  45,651      $   30,827         $  103,009        107,985
                                                   =============== ===============   =============== ===============
Operating (loss) income:
     Thin film coated glass......................     $     118      $     (370)        $      172     $   (1,750)
     Thin film deposition equipment..............           560            (453)            (2,920)         3,824
     Amortization of goodwill and other  intangible
     assets......................................          (967)           (839)            (2,757)        (2,517)
                                                   --------------- ---------------   --------------- ---------------
Total operating income (loss)....................     $    (289)     $   (1,662)        $   (5,505)    $     (443)
                                                   =============== ===============   =============== ===============

                                                   March 29, 2003  June 29, 2002(1)
                                                   --------------- ----------------
Identifiable assets:
     Thin film coated glass......................     $     107       $     142
     Thin film coating equipment.................         3,027           2,975
     Corporate and other.........................         2,709           3,122
                                                   --------------- ----------------
Total identifiable assets........................     $   5,843       $   6,239
                                                   =============== ================

(1)   The coated glass revenues and identifiable assets have been adjusted to reflect the sale of the thin film coatings division on September 24, 2002.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in our Annual Report on Form 10-KA for the fiscal year ended June 29, 2002. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide political and economic conditions, such as those in Asia, and the impact of SARS and the resulting limitation of travel to customers by company representatives, production levels, including those in Europe and Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see our Annual Report on Form 10K-A for the fiscal year ended June 29, 2002 and our Registration Statement on Form S-1 (Registration No. 333-68476) and the section “Risk Factors” in that Registration Statement. When used herein, the terms “believe,” “anticipate,” “intend,” “goal,” “expect,” and similar expressions may identify forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

Overview

We are a leading provider of thin film deposition equipment to the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. Our deposition systems deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies. We also purchase thin film coated glass from our Joint Venture and sell it to customers in the flat panel display, or FPD, industry.

Our operations and financial position have been significantly affected by three corporate transactions that were implemented to advance our strategic transition from lower gross margin sales of coated glass to higher gross margin sales of thin film deposition equipment. In 1998, we entered into a 50%-50% joint venture (the “Joint Venture” or the “China JV”), with Nippon Sheet Glass Co., Ltd. to supply the low and high resolution LCD market with coated glass from a production facility base in Suzhou, China. The China JV began operations in April of 1999, and we transferred the majority of our coated glass production to the joint venture in the ensuing fiscal years. In December 2000, we completed the acquisition of the Large Area Coatings, or LAC, division of Unaxis Holding AG, or Unaxis, which reported revenues of approximately $94 million for the twelve months ended December 31, 2000. The LAC revenues were entirely equipment based, which expanded our product offering for the FPD industry, and also enabled our entry into two new product markets: architectural, automotive and solar glass, and consumer products packaging and electronics. In September 2002, we sold our coated glass division located in Longmont, Colorado, to Information Products Longmont, Inc., a subsidiary of Information Products, Inc., a subsidiary of Magna Donnelly Corporation. The financial statements for the prior periods have been restated to reflect the effect of the sale of the Longmont Coatings business, and the results have been included as discontinued operations.

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

The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer and up to 15 months of technical sales effort. We operate with a backlog of new and in-process equipment orders. Deposition equipment backlog was $96.4 million at March 29, 2003, and $56.0 million at March 30, 2002. Backlog is comprised of sales denominated in Euros, U.S. dollars and Japanese yen and unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment. We generally ship our thin film coated glass within 30 days of receipt of the order and therefore we do not customarily have a backlog of coated glass orders.

In the third quarter of fiscal 2003, 68% of our total net revenues were generated from exports to customers outside of our manufacturing center in Europe, compared to 35% of revenues from exports to customers outside of our manufacturing centers in the United States and Europe for the third quarter of fiscal 2002.

Sales of products purchased from the China JV for resale to our customers are generally denominated in U.S. dollars and sales of products manufactured in Germany are generally denominated in Euros, except in each case for sales of spare parts and glass to certain Japanese customers, which are denominated in Japanese yen. The U.S. dollar equivalent of gross revenues in Japanese yen and Euros were approximately $1.9 million and $40.4 million, respectively, in the third quarter of fiscal 2003 and $1.3 million and $27.2 million, respectively, for the third quarter of fiscal 2002. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. As of March 29, 2003, the U.S. dollar equivalent of accounts receivable denominated in Japanese yen and Euros were approximately $2.1 million and $9.3 million, or approximately 14% and 64% respectively, of total accounts receivable. As of March 29, 2003 the U.S. dollar equivalent of accounts payable denominated in Japanese yen and Euros were approximately $250,000 and $11.8 million, or approximately 2% and 80%, respectively, of total accounts payable. Spot currency exchange rates compared to the US dollar were .93 for the Euro, 118.5 for the Japanese Yen as of March 29, 2003, compared to 1.05 and 123.3 as of June 23, 2002.

Comparison of the Third Quarter Ended March 30, 2002 to the Third Quarter Ended March 29, 2003

Net Revenues. Net revenues increased 48% from $30.8 million in the third quarter of fiscal 2002 to $45.7 million for the third quarter of fiscal 2003 due to the increase of equipment revenues. We began the quarter with a strong equipment order backlog and we continued to secure new orders during the quarter. Net revenues from thin film deposition equipment increased from $30.0 million in the third quarter of fiscal 2002 to $44.2 million in the third quarter of fiscal 2003. In the third quarter of fiscal 2002 and the third quarter of fiscal 2003, 97% of our revenue was derived from sales of thin film deposition equipment. We experienced strong equipment bookings during the third quarter of fiscal 2003. Backlog increased 27% to $96.4 million at March 29, 2003 from $75.9 million at December 28, 2002 and compared to $56.0 million at March 30, 2002. Thin film coated glass revenues sold from our Hong Kong sales office increased from $791,000 in the third quarter of fiscal 2002 to $1.4 million for the third quarter of fiscal 2003 due to better market conditions for black and white TN and STN coated glass.

Gross Profit. Gross profit increased from $7.3 million in the third quarter of fiscal 2002 to $10.1 million in the third quarter of fiscal 2003, largely driven by the increase in equipment revenues resulting from higher backlog at the beginning of the period and strong bookings during the quarter. Gross margins were 24% in third quarter of fiscal 2002 and 22% in third quarter of fiscal 2003. The decrease in gross margins resulted primarily from a higher concentration of architectural glass equipment revenues as a percentage of the total revenue mix, and low margin revenue from a display coater sold to a strategic customer in the first quarter of fiscal 2003.

Research and Development. Research and development expenses increased 57% from $2.3 million in the third quarter of fiscal 2002 to $3.6 million in the third quarter of fiscal 2003 primarily due to increases in spending in the flat panel display area. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development for new products. As a percentage of net revenues, research and development expenses were 7% in the third quarter of fiscal 2002 and 8% in the third quarter of fiscal 2003.

Selling, General and Administrative. Selling, general and administrative expenses remained constant at $5.8 million for the third quarter of fiscal 2002 and fiscal 2003. As a percentage of net revenues, selling, general and administrative expenses were 19% in the third quarter of fiscal 2002 and 13% in the third quarter of fiscal 2003.

Amortization of Other Intangible Assets. The amortization of other intangible assets was $839,000 and $967,000 for the third quarter of fiscal 2002 and the third quarter of fiscal 2003, respectively. The increase in amortization of intangibles consists of a currency translation as the intangible assets are carried on our German subsidiary balance sheet and are subject to fluctuation in the Euro as compared to the U.S. Dollar.

Interest Income, Net. Interest income, net was $212,000 in the third quarter of fiscal 2002 and $433,000 in the third quarter of fiscal 2003. The interest income was generated from the investment of our cash reserves in corporate, government and municipal bonds, equity securities, money market funds and short-term time deposits. During the third quarter of fiscal 2003, we earned an average annual rate of return of 2.5% on cash and cash equivalents, restricted cash and marketable securities.

Other Income, Net. Other income, net increased from $7,000 in the third quarter of fiscal 2002 to $544,000 in the third quarter of fiscal 2003, primarily due to foreign exchange gains realized between the Euro and the dollar. Other income, net includes items such as realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 1% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture.  Our equity in earnings of the China JV increased from $150,000 in the third quarter of fiscal 2002 to $432,000 in the third quarter of fiscal 2003. This increase in equity earnings is primarily due to an increase in demand for color STN glass used in color displays for cellular phones and personal digital assistants.

Income Tax Benefit (Provision).  We recorded an income tax benefit of $418,000 in the third quarter of fiscal 2002 compared to an income tax provision of $551,000 in the third quarter of fiscal 2003. The effective tax rate was 29% during the third quarter of fiscal 2002 and 80% during the third quarter of fiscal 2003. This was due to a reduction in tax benefit accrued in our subsidiary entities that recorded a loss during the period, in addition our tax provision is adjusted based on our year to date tax calculation for each subsidiary tax jurisdiction. Equity earnings of the Joint Venture will be reinvested in the Joint Venture and as such are not taxed in the United States and are not included in our tax calculation.

Comparison of the Nine months Ended March 30, 2002 to the Nine months Ended March 29, 2003

Net Revenues. Net revenues decreased 5% from $108.0 million in the first nine months of fiscal 2002 to $103.0 million for the first nine months of fiscal 2003 due to the decrease of equipment revenues. Net revenues from thin film deposition equipment decreased from $103.6 million in the first nine months of fiscal 2002 to $98.4 million in the first nine months of fiscal 2003. In the first nine months of fiscal 2002 and 2003, 96% of our revenue was derived from sales of thin film deposition equipment. Lower backlog at the beginning of 2003 fiscal year by 58% generated lower comparable revenues for the first two quarters of fiscal 2003. The decrease in backlog primarily in our architectural and FPD equipment accounted for the majority of the decline in revenue. We experienced strong bookings for new orders during the first nine months of fiscal 2003 and backlog increased to $96.4 million at March 29, 2003 compared to $56.0 million at March 30, 2002. Thin film coated glass revenues sold from our Hong Kong sales office increased 4% from $4.4 million in fiscal 2002 to $4.6 million in fiscal 2003. This increase resulted from stronger demand for black and white TN and STN coated glass.

Gross Profit. Gross profit decreased from $27.3 million in the first nine months of fiscal 2002 to $23.4 million in the first nine months of fiscal 2003, largely driven by a higher concentration of lower margin architectural glass equipment revenues as a percentage of the total revenue mix, low margin revenue from a display coater sold to a strategic customer, and charges of approximately $1.0 million against revenue and increases to the estimated costs related to the completion of two display coaters that were sold prior to the LAC acquisition. Gross profit margins were 25% for the first nine months of fiscal 2002 and 23% for the first nine months of fiscal 2003.

Research and Development. Research and development expenses increased 35% from $6.3 million in the first nine months of fiscal 2002 to $8.4 million in the first nine months of fiscal 2003. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development and technology development for new products. As a percentage of net revenues, research and development expenses were 6% and 8% in the first nine months of fiscal 2002 and fiscal 2003, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased from $18.9 million in the first nine months of fiscal 2002 to $17.7 million in the first nine months of fiscal 2003. This decrease resulted from various cost reduction measures implemented during fiscal 2003 including overhead reductions related to the sale of the thin film coatings division in Longmont, head count reductions and expense controls. As a percentage of net revenues, selling, general and administrative expenses dropped 1% from 18% in the first nine months of fiscal 2002 to 17% in the first nine months of fiscal 2003.

Amortization of Other Intangible Assets. The amortization of other intangible assets was $2.5 million and $2.8 million for the first nine months of fiscal 2002 and fiscal 2003, respectively. The increase in amortization of intangibles consists of a currency translation as the intangible assets are carried on our German subsidiary balance sheet and are subject to fluctuation in the Euro as compared to the U.S. Dollar.

Interest Income, Net. Interest income, net includes bank interest income and interest expense on various leases. Interest income, net was $195,000 in the first nine months of fiscal 2002 and interest income, net was $1.8 million in the first nine months of fiscal 2003. The interest income was generated from the investment of our cash reserves in corporate, government and municipal bonds, equity securities and money market funds. During the first nine months of fiscal 2003, we earned an average annual rate of return of 2.6% on cash and cash equivalents, restricted cash and marketable securities.

Other Income, net. Other income, net increased from $602,000 in the first nine months of fiscal 2002 to $917,000 in the first nine months of fiscal 2003. In the third quarter of fiscal 2003, we realized approximately 300,000 in foreign exchange gain between the US dollar and the Euro. Other income, net includes items such as realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 1% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture. Our equity in earnings of the China JV increased from $413,000 in the first nine months of fiscal 2002 to $1.7 million in the first nine months of fiscal 2003. This increase in equity earnings is primarily due to an increase in demand for color STN glass used in color displays for cellular phones and personal digital assistants.

Income Tax Benefit (Provision). We recorded an income tax expense of $231,000 in the first nine months of fiscal 2002 compared to an income tax benefit of $551,000 in the first nine months of fiscal 2003. The effective tax rate was 65% during the first nine months of fiscal 2002 and 19% during the first nine months of fiscal 2003. Equity earnings of the Joint Venture will be reinvested in the Joint Venture and as such are not taxed in the United States and are not included in our tax calculations.

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

We generally offer warranty coverage on equipment sold for a period ranging from 3 to 12 months after final installation is complete. We estimate the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

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

Liquidity and Capital Resources

We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock, a private offering of preferred stock, and bank borrowings. Our cash flow from operations for the first nine months of fiscal 2002 was a use of $4.7 million compared to cash provided by operating activities of $3.1 million for the first nine months of fiscal 2003. The increase is primarily due to fluctuations in accounts payable, accrued expenses and billings in excess of revenues as we continued to collect progress payments in respect to our equipment contracts in the third quarter of fiscal 2003. As of March 29, 2003, we had cash and marketable securities of $88.9 million consisting of cash and cash equivalents of approximately $27.2 million, restricted cash of approximately $10.2 million, marketable securities of $51.5 million and working capital of $83.2 million.

As of March 29, 2003 and June 29, 2002, we had an outstanding debt guarantee related to the China JV and no outstanding debt. We are required under the terms of the China JV to provide credit support on a several basis for 50% of the China JV’s bank indebtedness. As of June 29, 2002 the China JV had a $12.0 million revolving credit facility with Sumitomo Bank, which was reduced to $10.0 million in March 2003, for which we must provide a secured guarantee of $5.0 million. The current bank guarantee will expire on June 15, 2003, at which time we plan on renewing the guarantee at a similar amount and for similar terms.

Cash flow used in investing activities was $38.5 million and $8.8 million for the first nine months of fiscal year 2002 and 2003, respectively. We purchased $28.0 million and $7.9 million of marketable securities in the first nine months of fiscal years 2002 and 2003, respectively.

Capital expenditures were $849,000 in the first nine months of fiscal 2002 and $837,000 in the first nine months of fiscal 2003. We anticipate capital expenditures of approximately $2.3 million in fiscal 2003. Our capital expenditures have consisted primarily of purchases of process equipment related to product development.

Cash generated from financing activities for the first nine months of fiscal 2002 was $60.7 million and consisted primarily of the November 15, 2001 offering of common stock. Applied Films issued 3,573,502 shares of common stock and received net proceeds of $67.0 million, which included offering costs of $823,000.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 29, 2003 (in thousands).

                                                             Payments Due by Period
                                      ---------------------------------------------------------------------
                                                     Less than 1                                 After 5
Contractual Cash Obligations              Total          year       1-3 years     4-5 years       years
------------------------------------- -------------- ------------- ------------- ------------  ------------
Operating Leases:
    Buildings.......................  $    43,164    $     1,545   $    17,131   $    11,271   $    13,217
    Office Equipment................          436             70           330            36          -
  Other.............................          299             85           214          -             -
Capital Lease - Office Equipment....           35             11            24          -             -
                                      -------------- ------------- ------------- ------------  ------------
                                       $   43,934     $    1,711    $   17,699    $   11,307    $   13,217
                                      ============== ============= ============= ============  ============

                                               Amount of Commitment Expiration Per Period
                                           Total
                                          Amounts      Less than 1
Other Commercial Commitments             Committed        year         1-3 years    Over 3 years
--------------------------------------- ------------- -------------- -------------- --------------
Bank Guarantees......................   $     12,229  $       6,024  $       6,205  $        -
Other Commercial Commitments.........          1,059            234            825           -
                                        ------------- -------------- -------------- --------------
 Total Commercial Commitments.......    $     13,288  $       6,258  $       7,030  $        -
                                        ============= ============== ============== ==============

The fair value of contracts outstanding as of March 29, 2003 is as follows (in thousands):

                                         Fair Value of Contracts at Period-End
                         ----------------------------------------------------------------------
                         Maturity less    Maturity 1-3       Maturity in          Total fair
Source of Fair Value      than 1 year         years       excess of 4 years         value
-----------------------  ---------------  --------------  -------------------   ---------------
Prices actively quoted   $        2,566    $   -           $         -          $        2,566
                         ===============  ==============  ===================   ===============

The operating leases primarily include leases for offices, factories and office equipment throughout our operations. The bank guarantees represent: 1) our guarantee of 50% of the China JV’s outstanding debt as of March 29, 2003 of $5.0 million, 2) progress payments made to the Company, primarily from customers in China, deposited in a restricted account until the contract terms are fulfilled, and 3) the guarantees required by the German government for custom duties for items received into Germany. Our other commercial commitments consist of software licenses and third party service contracts.

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

As of March 29, 2003, our investment consisted primarily of equity securities and corporate, government and municipal bonds of $51.5 million and restricted cash, and earned approximately $540,000 for the quarter then ended, at an average interest rate of approximately 2.5%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in approximately $219,000 interest income for the quarter ended March 29, 2003.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At March 29, 2003, we had approximately $2.1 million of accounts receivable and approximately $250,000 of accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $18,500 net impact on pre-tax income based on the Japanese yen foreign currency denominated accounts receivable and accounts payable balances at March 29, 2003. At March 29, 2003, we had approximately $9.3 million of accounts receivable and approximately $11.9 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $26,000 net impact on pre-tax income based on the Euro foreign currency denominated accounts receivable and accounts payable balances at March 29, 2003.

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

Our cash position includes amounts denominated in foreign currencies, primarily Euros. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of operations as well as tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations with the exception of $5.0 million which is pledged against a bank guaranty for our 50% of the Joint Venture debt and $7.2 million of guarantees related to progress payments primarily from our Chinese customers and custom duties, for items received in Germany.

ITEM 4: Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

b.	Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits

Exhibit No.	Description

99.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K: none

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APPLIED FILMS CORPORATION
Date: April 29, 2003	/s/ Thomas T. Edman Thomas T. Edman President and Chief Executive Officer
Date: April 29, 2003	/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

I, Thomas T. Edman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: April 29, 2003

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

Dated: April 29, 2003

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

EXHIBIT 99.1

I, Thomas T. Edman, Chief Executive Officer and President of Applied Films Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Quarterly Report on Form 10-Q for the three months ended March 29, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	the information contained in the Quarterly Report on Form 10-Q for the three months ended March 29, 2003 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated: April 29, 2003

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer and President

EXHIBIT 99.2

I, Lawrence D. Firestone, Chief Financial Officer of Applied Films Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Quarterly Report on Form 10-Q for the three months ended March 29, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	the information contained in the Quarterly Report on Form 10-Q for the three months ended March 29, 2003 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated: April 29, 2003

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer