Form 10-K/A
period 2002-06-29
APPLIED FILMS CORP
filed 2003-05-13
CIK 1040660

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

EXPLANATORY NOTE:

Pursuant to this Form 10-K/A, the Registrant amends “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data” and “Item 14: Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.” No other changes have been made to the Registrant’s Annual Report on Form 10-K for the year ended June 29, 2002.

ITEM 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The following table sets forth our net revenues (net of returns and allowances) by our major product categories and industry segments for the last three fiscal years (in thousands):

                                                Fiscal year ended
                                 ------------------------------------------------
                                  July 1, 2000   June 30, 2001    June 29, 2002
                                 -------------- --------------- -----------------

Thin film coated glass........    $     35,159  $     27,523     $     12,661
Thin film coating equipment...           7,133        85,192          131,057
                                 -------------- --------------- -----------------
  Total net revenues..........    $     42,292  $    112,715     $    143,718
                                 ============== =============== =================

The following table sets forth our net revenues as a percentage of total revenues by our major product categories and industry segments for the last three fiscal years:

                                                  Fiscal year ended
                                   -------------------------------------------------
                                    July 1, 2000    June 30, 2001    June 29, 2002
                                   --------------- ---------------- ----------------
Thin film coated glass..........          83.1%           24.4%             8.8%
Thin film coating equipment.....          16.9%           75.6%            91.2%
                                   --------------- ---------------- ----------------
  Total net revenues..........           100.0%          100.0%           100.0%
                                   =============== ================ ================

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
    in accounting principle.......................................
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

In Process Research and Development. During the fiscal year ended June 30, 2001, we recognized an $11.5 million non-recurring charge to write-off in-process research and development (IPR&D) costs attributed to the LAC acquisition. Several projects were included, of which the principal projects were based on the following technologies: organic light emitting diodes (OLED) for flat panel displays, barrier improvement coating technology for plastic bottles, rotatable cathodes for depositing thin films, planar cathodes for depositing thin films and thin film coating technology for solar cells used to generate electrical power.

The following table discloses by product the percentage complete at the December 31, 2000 acquisition date, the estimated value at the acquisition date and the estimated completion date at the time of the acquisition (dollars in thousands):

                                                                                                      Estimated Completion
                                                  % Complete At                Estimated                 Date at time of
                   Projects                        Acquisition                   Value                    Acquisition
                   --------                        -----------                   -----                    -----------

   OLED for flat panel displays...........             6%                      $  3,450                   October 2002
   Barrier coatings for plastic bottles...            45%                         4,255                   June 2002
   Rotatable cathode......................            10%                           230                   June 2002
   Planar cathode.........................             0%                           575                   March 2002
   Thin film coating technology for
   solar cells............................            14%                         2,990                   June 2002
                                                                               --------
      Total...............................                                     $ 11,500
                                                                               ========

The estimates used in valuing IPR&D were based upon assumptions we believed to be reasonable but which are inherently uncertain and unpredictable. Risks and uncertainties associated with completing development within a reasonable period of time include the completion of all planning, designing and testing activities that are necessary to create a product that provides the functions, features and technical performance requirements suited for the market and requested by our customers. Actual results may vary from potential results. If the IPR&D projects are not completed on a timely basis, we could lose the advantage of being first to market with new technologies and achieve market share and sales that are less than what we might have achieved if such products were completed on a timely basis.

We have delivered one system using the OLED technology, and that system is undergoing final acceptance testing by the customer. We intend to continue to improve the OLED technology and believe that the initial development will be concluded by the end of fiscal 2003. We expect to recognize revenues from sales of deposition equipment including OLED technology in calendar 2004 and 2005.

We have delivered several systems using the BESTPET barrier coating technology for plastic bottles. We continue to develop the technology in an effort to improve the characteristics of the barrier coatings and estimates that this development effort will be complete by the end of January 2003. The estimated completion date has extended beyond our initial estimate because we and our development partners agreed to develop additional ancillary technology prior to commercialization.

We have discontinued development of the specific rotatable cathode technology projects that were outstanding at the closing and will instead obtain this technology from a third party instead of developing it internally. We have also discontinued efforts to develop the specific planar cathode technology projects that were outstanding at the closing. We are instead pursuing other planar cathode technologies.

We have delivered four systems using thin film coating technology for solar cells and continue to develop enhancements to that technology. We estimate that we will complete the solar cell coating development by July 2003. The market demand for our solar cell technology did not develop as soon as we anticipated for commercial opportunities, so we continue to develop the technology to position ourselves as a market leader in developing high volume manufacturing solutions for the solar cell market.

We believe that these technologies will benefit our future financial performance, although the estimated future benefits cannot be quantified with certainty and are subject to certain assumptions. We do not believe that any of the delays we experienced in the development of the acquired IPR&D technologies have materially affected our financial performance.

Amortization of Goodwill and Other Intangible Assets. In the fiscal year ended June 30, 2001, amortization of goodwill and other intangible assets related to the LAC acquisition included $3.4 million related to goodwill and $1.7 million related to intangible assets. Following the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on July 1, 2001, goodwill and certain other intangible assets related to assembled workforce are no longer being amortized. In the fiscal year ended June 29, 2002, amortization of other intangible assets was $3.4 million.

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

In Process Research and Development. During the fiscal year ended June 30, 2001, the Company recognized an $11.5 million non-recurring charge to write-off in-process research and development costs obtained in the acquisition of LAC.

Amortization of Goodwill and Other Intangible Assets. In the fiscal year ended June 30, 2001, amortization of goodwill and other intangible assets was $5.0 million. We had no amortization of goodwill and other intangible assets in the fiscal year ended July 1, 2000.

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

                                              Fiscal 2001 Quarters Ended                 Fiscal 2002 Quarters Ended
                                       ----------------------------------------- --------------------------------------------
                                        Sept 30,   Dec 30,  March 31,  June 30,   Sept 29,   Dec 29,    March 30   June 29,
                                          2000      2000       2001      2001       2001       2001       2002       2002
                                       --------------------------------------------------------------------------------------
                                                          (unaudited in thousands, except per share data)
Net revenues..........................  $16,870    $10,309   $44,981    $40,528   $41,283    $39,231    $32,166    $31,038
Cost of goods sold ...................   14,322      9,861    35,293     30,518    31,261     29,148     25,275     25,840
                                       ---------- --------- ---------- --------- ---------- ---------- ---------- -----------
Gross profit .........................    2,548        448     9,688     10,010    10,022     10,083      6,891      5,198
Operating expenses:
  Selling, general and administrative.    1,689      1,536     6,354      6,446     6,603      6,708      5,942      4,848
  Research and development............      413        485     2,632      2,955     2,079      1,978      2,343      3,001
  In-process research and development.        -          -    11,500          -         -          -          -          -
  Amortization of goodwill and other
     intangible
   assets.............................        -          -     2,469      2,568       839        839        839        839
                                       ---------- --------- ---------- --------- ---------- ---------- ---------- -----------
Operating income (loss)...............      446     (1,573)  (13,267)    (1,959)      501        558     (2,233)    (3,490)
Other (expense) income:
  Interest income (expense)...........      536        666       (90)       (78)      (53)        36        212        506
  Other income (expense)..............      107        230       108        358       309        286          7      1,647
  Equity earnings of joint venture....    1,285      1,647     1,041        448       110        153        150         52
                                       ---------- --------- ---------- --------- ---------- ---------- ---------- -----------
Income (loss) before income taxes.....    2,374        970   (12,208)    (1,231)      867      1,033     (1,864)    (1,285)
Income tax benefit (provision)........     (120)       483     5,399         (2)     (311)      (282)       618        202
                                       ---------- --------- ---------- --------- ---------- ---------- ---------- -----------
Net income (loss).....................  $ 2,254    $ 1,453   $(6,809)   $(1,233)  $   556    $   751    $(1,246)   $(1,083)
                                       ========== ========= ========== ========= ========== ========== ========== ===========

Net income (loss) per share:
  Basic...............................  $  0.37    $  0.24   $ (1.03)   $ (0.21)  $  0.05    $  0.07    $ (0.11)   $ (0.10)
                                       ========== ========= ========== ========= ========== ========== ========== ===========
  Diluted.............................  $  0.36    $  0.23   $ (1.03)   $ (0.21)  $  0.05    $  0.07    $ (0.11)   $ (0.10)
                                       ========== ========= ========== ========= ========== ========== ========== ===========
Weighted average common shares
outstanding:
  Basic...............................    6,041      6,052     6,752      6,809     6,798      9,086     10,998     11,022
                                       ========== ========= ========== ========= ========== ========== ========== ===========
  Diluted.............................    6,279      6,267     6,752      6,809     6,987      9,353     10,998     11,022
                                       ========== ========= ========== ========= ========== ========== ========== ===========

The following table sets forth the above unaudited information as a percentage of net revenues.

                                                   Fiscal 2001 Quarter Ended                      Fiscal 2002 Quarter Ended
                                          ---------------------------------------------  ---------------------------------------------
                                           Sept 30,   Dec 30,    March 31,   June 30,     Sept 29,   Dec 29,   March 30,   June 29,
                                             2000       2000       2001        2001         2001      2001       2002        2002
                                          ---------- ---------- ----------- -----------  ---------- --------- ----------- ------------
                                                                                  (unaudited)
Net revenues............................      100.0%     100.0%     100.0%      100.0%       100.0%    100.0%     100.0%      100.0%
Cost of goods sold......................       84.9       95.7       78.5        75.3         75.7      74.3       78.6        83.3
                                          ---------- ---------- ----------- -----------  ---------- --------- ----------- ------------
Gross profit............................       15.1        4.3       21.5        24.7         24.3      25.7       21.4        16.7
Operating expenses:
  Selling, general and administrative...       10.0       14.9       14.1        15.9         16.0      17.1       18.5        15.6
  Research and development..............        2.5        4.7        5.9         7.3          5.1       5.1        7.2         9.7
  Amortization of goodwill and other
      intangible assets.................        -          -         31.0         6.3          2.0       2.1        2.6         2.7
                                          ---------- ---------- ----------- -----------  ---------- --------- ----------- ------------
Operating income (loss) ................        2.6      (15.3)     (29.5)       (4.8)         1.2       1.4       (6.9)      (11.3)
Other (expense) income
  Interest income (expense).............        3.2        6.5       (0.2)       (0.2)        (0.1)      0.1        0.6         1.6
  Other income (expense) ...............        0.7        2.2        0.2         0.9          0.7       0.7        0.1         5.3
  Equity earnings of joint venture......        7.6       16.0        2.3         1.1          0.3       0.4        0.4         0.2
                                          ---------- ---------- ----------- -----------  ---------- --------- ----------- ------------
Income (loss) before income taxes.......       14.1        9.4      (27.2)       (3.0)         2.1       2.6       (5.8)       (4.2)
Income tax benefit (provision)..........       (0.7)       4.7       12.0         -           (0.8)     (0.7)       1.9         0.7
                                          ---------- ---------- ----------- -----------  ---------- --------- ----------- ------------
Net income (loss)......................        13.4%      14.1%     (15.2)%      (3.0)%        1.3%      1.9%      (3.9)%      (3.5)%
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

Liquidity and Capital Resources

We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock, a private offering of preferred stock and bank borrowings. Cash provided by operating activities was $20.2 million for fiscal 2001 compared to $37.3 million for fiscal 2002. As of June 29, 2002, we had cash and cash equivalents of approximately $39.1 million, marketable securities of $43.5 million and working capital of $79.8 million.

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

Cash used by investing activities was $42.0 million in fiscal 2001 for the LAC acquisition and $54.6 million in fiscal 2002.

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

                                                             Payments Due by Period
                                      ---------------------------------------------------------------------
Contractual Cash Obligations              Total      Less than 1    1-3 years     4-5 years      After 5
                                                         year                                     years
------------------------------------- -------------- ------------- ------------- ------------  ------------
Operating Leases:
Buildings...........................   $   43,449     $    5,671    $   15,558    $   10,342    $   11,878
Office Equipment....................          713            421           289             3          -
Other...............................          293            227            66          -             -
Capital Lease - Office Equipment....           87             60            27          -             -
                                      -------------- ------------- ------------- ------------  ------------
                                       $   44,542     $    6,379    $   15,940    $   10,345    $   11,878
                                      ============== ============= ============= ============  ============

                                               Amount of Commitment Expiration Per Period
                                        ----------------------------------------------------------
                                           Total
                                          Amounts      Less than 1
Other Commercial Commitments             Committed        year         1-3 years    Over 3 years
--------------------------------------- ------------- -------------- -------------- --------------
Letter of Credit....................     $     7,000   $      7,000   $       -      $       -
Bank Guarantees.....................           1,739          1,286            453           -
Other Commercial Commitments........           1,267            836            431           -
                                        ------------- -------------- -------------- --------------
  Total Commercial Commitments......     $    10,006   $      9,122   $        884   $       -
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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51 “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. SFAS No. 144 is not expected to have a material effect on the Company’s financial position.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 and No. 142 “Accounting for Business Combinations and Accounting for Goodwill and Other Intangible Assets.” These pronouncements establish new accounting standards for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board, or APB, Opinion No. 17, “Intangible Assets.” Furthermore, certain intangible assets that are not separable from goodwill may not be amortized under the new standards.

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

ITEM 8:   Financial Statements and Supplementary Data

Applied Films Corporation and Subsidiaries

Index To Consolidated Financial Statements

Page
Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001.....................................................................................	15
Consolidated Statements of Operations for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000............	16
Consolidated Statements of Stockholders' Equity for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000......................................................................................................................................................................	17
Consolidated Statements of Cash Flows for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000...........

Notes to Consolidated Financial Statements...........................................................................................................................
18 19

Report of Independent Auditors

To the Stockholders of Applied Films Corporation:

We have audited the accompanying consolidated balance sheet of Applied Films Corporation and subsidiaries as of June 29, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal year ended June 29, 2002. Our audit also included the financial statement schedule listed in the index at Item 14(a) for the fiscal year ended June 29, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of Applied Films Corporation as of June 30, 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended June 30, 2001 and July 1, 2000, were audited by other auditors who have ceased operations and whose report dated July 19, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Films Corporation and subsidiaries, as of June 29, 2002 and the consolidated results of their operations and their cash flows for the fiscal year ended June 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

Denver, Colorado July 19, 2001.	/s/ ARTHUR ANDERSEN LLP

Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                                       June 29, 2002               June 30, 2001
                                                                                 -------------------------   -------------------------
ASSETS                                                                                     (in thousands except share data)
Current Assets:
  Cash and cash equivalents....................................................        $        39,105             $        26,236
  Marketable securities........................................................                 43,544                        -
  Accounts and trade notes receivable, net of allowance of $997 and $1,142,
       respectively............................................................                  9,160                      12,267
  Revenue in excess of billings................................................                 27,246                      29,717
  Inventories..................................................................                 10,101                      16,599
  Prepaid expenses and other...................................................                  1,845                         836
  Deferred tax asset, net......................................................                   -                            989
                                                                                 -------------------------   -------------------------
   Total current assets........................................................                131,001                      86,644

Property, plant and equipment, net of accumulated depreciation of $11,009 and
     $9,998, respectively......................................................                  7,640                       7,746
Goodwill, net of accumulated amortization of $3,358 and $3,358,
     respectively..............................................................                 40,307                      39,475
Intangible assets, net of accumulated amortization of $5,034 and $1,678,
     respectively..............................................................                 15,101                      18,622
Investment in Joint Venture....................................................                 10,004                       9,852
Deferred tax asset, net........................................................                 11,398                       6,780
Other assets...................................................................                    373                         307
                                                                               -------------------------   -------------------------
Total Assets...................................................................        $       215,824             $       169,426
                                                                               =========================   =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Trade accounts payable........................................................        $         9,662             $        13,063
 Accrued expenses..............................................................                 25,768                      39,841
 Billings in excess of revenue.................................................                  8,213                       8,716
 Current portion of deferred gross profit, deferred gain and lease obligation                      414                         335
 Deferred tax liability........................................................                  5,758                       2,129
                                                                                 -------------------------   -------------------------
      Total current liabilities................................................                 49,815                      64,084

 Long-term portion of:
   Debt........................................................................                   -                          6,483
   Deferred gross profit, deferred gain and lease obligation                                     2,427                       2,791
 Accrued pension benefit obligation............................................                  9,012                       6,876
                                                                                 -------------------------   -------------------------
   Total Liabilities...........................................................                 61,254                      80,234
                                                                                 -------------------------   -------------------------

STOCKHOLDERS' EQUITY:
 Series A Convertible Preferred Stock; no par value, 1,000,000 shares authorized; 0 and 1,000 shares outstanding at June 29, 2002 and
       June 30, 2001, respectively.............................................                   -                          8,571
 Common Stock, no par value, 40,000,000 shares authorized, 11,027,310 and 6,832,701 shares issued and outstanding at June 29, 2002 and
       June 30, 2001, respectively.............................................                159,610                      83,207
 Warrants and stock options....................................................                    734                         876
 Other cumulative comprehensive loss...........................................                 (7,995)                     (7,020)
 Retained earnings.............................................................                  2,221                       3,558
                                                                                 -------------------------   -------------------------
       Total Stockholders' Equity..............................................                154,570                      89,192
                                                                                 -------------------------   -------------------------

Total Liabilities and Stockholders' Equity.....................................        $       215,824             $       169,426
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

Applied Films Corporation and Subsidiaries
Consolidated Statements Of Operations

                                                                           For The Fiscal Years Ended
                                                         ---------------------------------------------------------------
                                                            June 29, 2002         June 30, 2001        July 1, 2000
                                                         ---------------------------------------------------------------
                                                                     (in thousands, except per share data)
Net revenues............................................   $   143,718          $   112,715          $    42,292

Cost of goods sold......................................       111,524               90,021               36,633
                                                         -------------------- -------------------- ---------------------
Gross profit............................................        32,194               22,694                5,659

Operating expenses:
  Selling, general and administrative................           24,101               16,027                4,324
  Research and development...........................            9,401                6,484                1,409
  In-process research and development................                -               11,500                    -
  Amortization of goodwill and other intangible
           assets....................................            3,356                5,036                    -
                                                         -------------------- -------------------- ---------------------
Loss from operations.................................           (4,664)             (16,353)                 (74)

Other (expense) income:
  Interest income....................................              701                1,034                  447
  Other income, net..................................            2,249                  805                  272
  Equity earnings of Joint Venture...................              465                4,421                2,381
                                                         -------------------- -------------------- ---------------------
Income (loss) before income taxes and cumulative effect         (1,249)             (10,093)               3,026
 of change in accounting principle......................

Income tax benefit......................................           227                5,760                   97
                                                         -------------------- -------------------- ---------------------

Income (loss) before cumulative effect of change in
      accounting principle...........................           (1,022)              (4,333)               3,123
Cumulative effect of change in accounting principle,
      net of taxes...................................                -                    -                  (50)
                                                         -------------------- -------------------- ---------------------

Net income (loss)....................................           (1,022)              (4,333)               3,073

Preferred stock dividends............................             (315)                (367)                   -
                                                         -------------------- -------------------- ---------------------

Net income (loss) applicable to common stockholders..      $    (1,337)         $    (4,700)         $     3,073
                                                         ==================== ==================== =====================

Basic income (loss) per common share:
    Income (loss) before cumulative effect of change in
        accounting principle.........................      $    (0.14)          $     (0.73)         $     0.73
    Cumulative effect of change in accounting principle          -                     -             $    (0.01)
                                                         -------------------- -------------------- ---------------------
    Net income (loss)................................      $    (0.14)          $     (0.73)         $     0.72
                                                         ==================== ==================== =====================

Diluted income (loss) per common share:
  Income (loss) before cumulative effect of change in
      accounting principle...........................      $      (0.14)        $      (0.73)        $       0.70
  Cumulative effect of change in accounting principle              -                    -                   (0.01)
                                                         -------------------- -------------------- ---------------------
  Net income (loss)                                        $      (0.14)        $      (0.73)        $       0.69
                                                         ==================== ==================== =====================

Weighted average common shares outstanding:
  Basic..............................................            9,628                6,414                4,255
                                                         ==================== ==================== =====================
  Diluted............................................            9,628                6,414                4,439
                                                         ==================== ==================== =====================

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

                                                                                             Other
                                             Common Stock           Preferred Stock       Cumulative     Common                 Total
                                        -----------------------------------------------  Comprehensive   Stock     Retained  Stockholders'
                                          Shares       Amount      Shares      Amount        Loss       Warrants   Earnings    Equity
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
                                                                      (in thousands except per share data)
Balances, July 3, 1999.................  3,487,058   $  9,473         -       $    -      $    -        $    -     $  5,185   $  14,658

Comprehensive loss:
   Net income .........................       -          -            -            -           -             -        3,073       3,073
   Other comprehensive loss:
      Unrealized loss on foreign
        currency translation...........       -          -            -            -            (20)         -         -            (20)
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Total comprehensive loss...............       -          -            -            -            (20)         -        3,073       3,053

ESPP stock issuance ...................      5,481         39         -            -           -             -         -             39
Stock options, including income tax
   benefits of $253 ...................     48,317        383         -            -           -             -         -            383
Issuance of shares in connection with
   secondary offering (net of offering
   costs of $461) .....................  2,500,000     55,064         -            -           -             -         -         55,064
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Balances, July 1, 2000.................  6,040,856   $ 64,959         -        $   -       $    (20)     $   -     $  8,258    $ 73,197

Comprehensive loss:
   Net loss............................       -          -            -            -           -             -       (4,333)     (4,333)
   Other comprehensive loss:
      Unrealized loss on foreign
        currency translation...........       -          -            -            -         (7,000)         -         -         (7,000)
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Total comprehensive loss...............       -          -            -            -         (7,000)         -       (4,333)    (11,333)

ESPP stock issuance ...................      3,916         55         -            -           -             -         -             55
Stock options, including income tax
   benefits of $515 ...................    114,576        847         -            -           -             -         -            847
Issuance of stock in connection with
   acquisition of LAC..................    673,353     17,346         -            -           -             -         -         17,346
Issuance of Series A Convertible
   Preferred Stock ....................       -          -           1,000        8,571        -             -         -          8,571
Issuance of common stock warrants in
   connection with issuance of Series A
   Convertible Preferred Stock ........       -          -            -            -           -              876      -            876
Preferred stock dividends .............       -          -            -            -           -             -         (367)       (367)
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Balances, June 30, 2001................  6,832,701  $ 83,207        1,000     $  8,571    $ (7,020)     $    876   $  3,558    $ 89,192

Comprehensive loss:
   Net loss............................       -          -            -            -           -             -       (1,022)     (1,022)
   Other comprehensive loss:
      Unrealized loss on foreign
        currency translation...........       -          -            -            -           (975)         -         -           (975)
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Total comprehensive loss...............       -          -            -            -           (975)         -       (1,022)     (1,997)

ESPP stock issuance ...................      8,799        145         -            -           -             -         -            145
Stock options..........................    105,980        756         -            -           -             (142)     -            614
Issuance of shares in connection with
   secondary  offering (net of
   offering costs of $823).............  3,573,502     66,931         -            -           -             -         -         66,931
Conversion of Series A Convertible
   Preferred Stock (net of costs of $6)    506,328      8,571       (1,000)      (8,571)       -             -         -           -
Preferred stock dividends .............       -          -            -            -           -             -         (315)       (315)
                                        ----------- ------------ ---------- ----------- -------------- ---------- ---------- ------------
Balances, June 29, 2002................ 11,027,310   $159,610         -        $   -       $ (7,995)     $    734   $  2,221   $154,570
                                       ============ ============ ========== =========== ============== ========== ========== ===========

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
Consolidated Statements of Cash Flows

                                                                                            For The Fiscal Years Ended
                                                                                  -----------------------------------------------
                                                                                   June 29, 2002  June 30, 2001   July 1, 2000
                                                                                  --------------- -------------- ----------------
                                                                                                  (in thousands)
Cash Flows from Operating Activities:
Net income (loss)...............................................................      $  (1,022)     $  (4,333)      $   3,073
Adjustments to net income (loss):
  Depreciation and amortization of goodwill and other intangible assets.........          5,575         18,630           1,826
  Amortization of deferred compensation and non-cash compensation expense.......           -               143            -
  Amortization of deferred gain on lease and sale to joint venture..............           (362)          (334)           (220)
  Deferred income tax (benefit) provision.......................................           -            (4,509)           (628)
  Equity earnings of joint venture..............................................           (152)        (4,106)         (2,217)
  Deferred gain on equipment sale to joint venture..............................           -             1,386            -
  Cost of equipment sale to joint venture.......................................           -             2,251            -
  Loss on disposal of equipment.................................................             55           -               -
  Changes in:
    Accounts and trade notes receivable, net....................................          3,107          4,224            (991)
    Revenue in excess of billings...............................................          2,471         (7,203)         (3,011)
    Inventories.................................................................          6,498          8,469          (1,872)
    Prepaid expenses and other..................................................         (1,075)           299             622
    Accounts payable and accrued expenses.......................................         (8,372)        (3,339)          6,503
    Billings in excess of revenue...............................................           (503)         8,716            -
    Income taxes (receivable) payable...........................................           -               (98)            809
                                                                                  --------------- -------------- ----------------
      Net cash flows provided by operating activities...........................          6,220         20,196           3,894

Cash Flows from Investing Activities:
Sale (purchases) of marketable securities.......................................        (43,544)        20,167         (20,167)
Purchases of property, plant, and equipment.....................................         (1,565)        (1,350)           (484)
Funds used for the acquisition of LAC...........................................         (9,459)       (60,857)           -
Purchase of assets held for sale................................................           -              -               (369)
Other...........................................................................           -              -                (64)
                                                                                  --------------- -------------- ----------------
    Net cash flows used in investing activities.................................        (54,568)       (42,040)        (21,084)

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt......................................          1,570         18,862           3,623
Repayment of long-term debt.....................................................         (8,053)       (12,379)        (11,024)
Stock issuance on stock purchase plan, and stock options........................            759            387             422
Proceeds from issuance of preferred stock and warrants, net.....................           -             9,304            -
Proceeds from secondary offering................................................         67,754           -             55,525
Offering costs..................................................................           (823)          -               (461)
Dividends paid on preferred stock...............................................           (362)          (322)           -
                                                                                  --------------- -------------- ----------------
    Net cash flows provided by financing activities.............................         60,845         15,852          48,085

Effect of exchange rate changes on cash and cash equivalents....................            372            170            -
                                                                                  --------------- -------------- ----------------
Net (decrease) increase in cash.................................................         12,869         (5,822)         30,895
Cash and cash equivalents, beginning of period..................................         26,236         32,058           1,163
                                                                                  --------------- -------------- ----------------
Cash and cash equivalents, end of period........................................      $  39,105      $  26,236       $  32,058
                                                                                  =============== ============== ================

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized..............................      $     138      $     489       $     366
                                                                                  =============== ============== ================
Cash received for income taxes, net.............................................      $    -         $      15       $     560
                                                                                  =============== ============== ================

Noncash financing activity:
Capital lease obligations incurred for the purchase of equipment................      $      77      $    -          $    -
                                                                                  =============== ============== ================

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

Goodwill and Other Intangible Assets

(in thousands)                                                     June 29, 2002     June 30, 2001
                                                                 ------------------ ----------------
Goodwill.........................................................  $    49,977        $    47,495
  Less accumulated depreciation..................................       (3,358)            (3,358)
                                                                 ------------------ ----------------
Goodwill, net of accumulated amortization........................       46,619             44,137
                                                                 ------------------ ----------------

Intangible Assets:
  Patents........................................................       20,000             20,000
  Customer lists.................................................        2,500              2,500
                                                                 ------------------ ----------------
    Intangible assets............................................       22,500             22,500
  Less accumulated depreciation..................................       (5,034)            (1,678)
                                                                 ------------------ ----------------
Intangible assets, net of accumulated amortization...............       17,466             20,822
                                                                 ------------------ ----------------

Foreign currency conversion to U.S. dollar.......................       (8,677)            (6,862)
                                                                 ------------------ ----------------
Goodwill and intangible assets, net of accumulated amortization..  $    55,408        $    58,097
                                                                 ================== ================

From January 1, 2001 to June 30, 2001, goodwill resulting from acquisitions was amortized using the straight-line method over an estimated useful life of seven years. Specifically identified intangible assets were amortized over estimated lives ranging from five to seven years. Additions to goodwill resulted from the final purchase price cash settlement in connection with the LAC acquisition.

Goodwill, in its entirety, is related to the Thin Film Coating Equipment segment. The goodwill balance is reported on the German subsidiary balance sheet and is subject to unrealized foreign exchange fluctuations between the Euro and the U.S. Dollar. The changes in the goodwill balance are as follows (in thousands):

                                     Final Cash
                June 30, 2001        Settlement       Foreign Exchange     June 29, 2002
              ------------------ ------------------- ------------------- -------------------
Goodwill          $    39,475        $     2,482         $    (1,650)        $    40,307
              ================== =================== =================== ===================

The additional consideration of $2.5 million represents the final cash settlement paid to Unaxis in February 2002 to complete the transaction.

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

SFAS Nos. 141 and 142 establish a new method of testing goodwill for impairment, requiring that goodwill be separately tested on a reporting basis for impairment using a fair-value-based approach. The provisions apply not only to goodwill arising from acquisitions completed after June 30, 2001 but also to the unamortized balance of goodwill at the date of adoption. The Company adopted the standards early, effective July 1, 2001. All of the Company’s goodwill related to one reporting unit, the thin film coatings equipment division. As a result of the first annual goodwill impairment test, it was determined there was no impairment of goodwill.

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
                                                    ================    ================

The aggregate amortization expense for fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000 is $3,356,000, $5,036,000, and $0, respectively. The intangible asset balance is reported on the German subsidiary balance sheet and therefore will be subject to unrealized foreign exchange fluctuations between the Euro and the U.S. Dollar. The estimated aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated as follows (in thousands):

                                                                  Fiscal Years Ended
                                      ----------------------------------------------------------------------------
                                      June 28, 2003   June 26 2004  June 25, 2005   June 24, 2006  June 30, 2007
                                      --------------- ------------ ---------------- ------------- ----------------
Intangible Assets:
   Patents                               $  2,856        $  2,856      $  2,856        $  2,856       $  2,856
   Customer Lists                             500             500           500             250           -
                                      --------------- ------------ ---------------- ------------- ----------------
Total estimated amortization expense     $  3,356        $  3,356      $  3,356        $  3,106       $  2,856
                                      =============== ============ ================ ============= ================

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

Accrued Expenses:

The significant components of accrued expenses as of June 29, 2002 and June 30, 2001 are as follows (in thousands):

                                                 June 29, 2002      June 30, 2001
                                               ------------------ ------------------
Accrued losses on contracts                       $       9,044      $      13,486
Accrued warranty                                          7,148              5,220
Accrued compensation                                      7,440              5,736
Payable to Unaxis                                            -               6,690
Other accruals                                            2,135              8,709
                                               ------------------ ------------------
Total accrued expenses                            $      25,768      $      39,841
                                               ================== ==================

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

Coated Glass and Spare Parts Revenue Recognition

Our coated glass products and spare parts are warranted to be free from material defects caused by workmanship and within our design or customer specifications. All coated glass products and spare parts are inspected for workmanship and compliance to specification prior to shipment. Customers who experience defects in material may return product for credit or replacement. Our returned product experience rate for coated glass and spare parts has been excellent. We maintain a reserve to cover sales returns for quality defects from our customers. The provision for estimated sales returns and allowances is recorded in the period of the sale and is typically in the range of 0.5% to 1.0% of sales.

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
                                                                ================ ================

The Company typically collects 80-85% of the cash due on the total project by the time the equipment ships from our facility. The remaining 15-20% balance that is due following the ship date is billed in accordance with the contract terms and those subsequent billings are generally collected within 30 days after billing.

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

Losses on contracts in process are recognized in their entirety when the loss becomes probable and the amount of loss can be reasonably estimated. As of June 29, 2002, the Company had accrued approximately $9.0 million for loss contracts and $13.5 million as of June 30, 2001. The $4.5 million decrease in losses on contracts is due to the realization of losses upon the completion of several projects primarily during the third quarter of fiscal 2002. These projects were obtained in the LAC acquisition and an adequate allowance for losses was made at the time of acquisition.

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

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $9.4 million, $6.5 million, and $1.4 million of research and development expenses for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000, respectively, net of reimbursements received from a German governmental agency. The Company is reimbursed up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and the agency and is paid when the research is completed and accepted by the agency. The Company received reimbursements of $795,000, $214,000 and $0 in the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000, respectively.

In addition, during fiscal year 2001, the Company recognized an $11.5 million non-recurring charge to write-off in-process research and development costs (“IPR&D”) obtained in the acquisition of LAC. This charge is included as a separate item under Operating Expense on the accompanying consolidated statement of operations.

Management used the discounted cash flow method to value the IPR&D based on probable future cash flows. The valuation included the following significant assumptions: that cash flows would begin during the fiscal year 2002 ended June 29, 2002, that gross profit margins would be approximately 30-34%, and that more significant revenue would be recognized in fiscal years ended June 28, 2003 and June 26, 2004. The valuation used a discount rate of 19.7%.

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
    (shares used in basic earnings per share computation).
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

The accounts of this acquisition have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated based upon the estimated fair value of the identifiable assets acquired and liabilities assumed. Net current assets include accrued losses on contracts of $18,172,000. The long-term liabilities assumed included the accrued pension benefit obligation of $9,012,000. The excess of the purchase price over fair value of net identifiable assets was allocated to goodwill. The $87,661,000 purchase price was allocated as follows (in thousands):

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

The following unaudited pro forma information reflects the pro forma consolidated results of operations for the Company giving effect to the LAC acquisition and related issuance of Series A Convertible Preferred Stock and warrants as if the transactions occurred on July 2, 2000 and July 4, 1999, respectively. The unaudited pro forma results include the unaudited historical operating results of LAC for the fiscal years ended June 30, 2001 and July 1, 2000, respectively. The unaudited pro forma data is not necessarily indicative of the Company’s results of operations that would actually have been reported if the transaction in fact had occurred on July 2, 2000 and July 4, 1999, respectively, and is not necessarily representative of the Company’s consolidated results of operations for any future period.

                                                                Fiscal Year Ended
                                          --------------------------------------------------------------
                                                  June 30, 2001                    July 1, 2000
                                          -------------------------------   ----------------------------
                                                      (in thousands, except per share data)
                                          Historical        Pro Forma       Historical       Pro Forma
                                          ------------   ----------------   ------------    ------------
                                                                   (unaudited)
Net revenues............................    $112,715       $174,740           $ 42,292        $119,460
Operating loss..........................     (16,353)       (23,272)               (74)        (20,189)
  Net loss..............................      (4,333)       (12,270)            (3,073)        (10,293)
Income (loss) per common share - basic
  and diluted...........................    $  (0.73)      $  (1.94)          $  (0.72)       $  (2.26)
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

Summarized statement of operations information for the Joint Venture for the fiscal years ended June 29, 2002, June 30, 2001, and July 1, 2000, is presented below (in thousands):

                                                                         Fiscal Year Ended
                                                          ------------------------------------------------
                                                           June 29, 2002   June 30, 2001    July 1, 2000
                                                          --------------- ---------------- ---------------
Joint Venture:
  Operating revenues                                       $     24,264    $     32,360     $     23,882
                                                          =============== ================ ===============
  Net income                                               $        340    $      8,202     $      4,095
                                                          =============== ================ ===============
Applied Films' equity in earnings:
  Proportionate share of net income after eliminations     $        159    $      4,087     $      2,217
  Amortization of deferred gain on sale of equipment                306             334              164
                                                          --------------- ---------------- ---------------
    Equity earnings of Joint Venture                       $        465    $      4,421     $      2,381
                                                          =============== ================ ===============

Summarized balance sheet information for the Joint Venture as of June 29, 2002, June 30, 2001, and July 1, 2000, is presented below (in thousands):

                                           June 29, 2002   June 30, 2001   July 1, 2000
                                          --------------- ---------------  -------------
Assets:
  Current assets                              $  10,447       $   8,410        $  9,956
  Property, plant, and equipment, net            28,434          27,860           9,921
                                          --------------- ---------------  -------------
                                              $  38,881       $  36,270        $ 19,877
                                          =============== ===============  =============
Capitalization and liabilities:
  Current liabilities                         $   6,839       $   9,239        $  5,397
  Long-term debt (1)                             12,033           7,321           2,800
  Common shareholders' equity                    20,009          19,710          11,680
                                          --------------- ---------------  -------------
                                              $  38,881       $  36,270        $ 19,877
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

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal 2002, 2001, and 2000 using the Black-Scholes pricing model and the following weighted average assumptions:

                                 2002      2001      2000
                                ------    ------    ------
Risk-free interest rate....       4.60%     5.99%     6.24%
Expected lives.............     7 years   7 years   7 years
Expected volatility........         89%      161%      136%
Expected dividend yield....        0.0%      0.0%      0.0%

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

                                               For The Fiscal Years Ended
                                    --------------------------------------------------
                                       June 29, 2002    June 30, 2001    July 1, 2000
                                    ----------------- ---------------- ---------------
Net income (loss) applicable to
common shareholders:
  As reported                        $      (1,337)   $      (4,700)   $       3,073
                                    ================= ================ ===============
  Pro forma                          $      (3,557)   $      (5,604)   $       2,846
                                    ================= ================ ===============
Diluted earnings (loss) per share:
  As reported                        $       (0.14)   $       (0.73)   $        0.72
                                    ================= ================ ===============
  Pro forma                          $       (0.37)   $       (0.87)   $        0.67
                                    ================= ================ ===============

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

The net deferred tax asset (liability) is comprised of the following (in thousands):

                                           June 29, 2002   June 30, 2001
                                         ---------------- ---------------
Inventories............................      $     284        $     276
Accrued expenses.......................          1,590            2,839
Deferred compensation..................             40              202
Deferred gain..........................            219              240
Deferred revenue.......................            716              373
Goodwill and other intangible assets...          4,170            4,601
Net operating loss carry forwards......          9,005            2,159
Valuation allowance....................         (1,933)               -
                                         ---------------- ---------------
  Total deferred tax assets............         14,091           10,690
                                         ---------------- ---------------
Property, plant and equipment..........           (669)            (771)
Uncompleted contracts..................         (7,758)          (4,255)
Other..................................            (24)             (24)
                                         ---------------- ---------------
  Total deferred tax liabilities.......         (8,451)          (5,050)
                                         ---------------- ---------------
Total deferred tax asset, net..........      $   5,640        $   5,640
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

                                                                      Fiscal Years Ended
                                                       -------------------------------------------------
                                                         June 29, 2002   June 30, 2001    July 1, 2000
                                                       ---------------- ---------------- ---------------
Statutory federal income tax (benefit) provision rate        (34.0)%         (34.0)%          34.0%
State income taxes                                            (3.3)           (3.3)            3.3
Foreign income taxes and other                                 -              (1.8)            0.1
Equity earnings in Joint Venture                             (12.7)          (14.3)          (33.2)
Tax exempt interest income                                     -              (3.7)           (6.4)
Foreign tax exempt interest                                  (20.7)            -               -
Effect of foreign sales corporation                            -               -              (1.1)
Valuation allowance                                           52.6             -               -
                                                       ---------------- ---------------- ---------------
          Effective income tax (benefit) provision           (18.1)%         (57.1)%          (3.3)%
                                                       ================ ================ ===============

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

The following table sets forth the benefit obligation, the funded status of the pension plan, amounts recognized on the Company’s consolidated financial statements, and the principal weighted average assumptions used (in thousands):

                                                          Year End           Year End
                                                       June 29, 2002       June 30, 2001
                                                      -----------------  ------------------
Change in Benefit Obligation:
  Benefit obligation at beginning of year............    $     7,214        $      -
  Service costs......................................            534                485
  Interest costs.....................................            502                428
  Actuarial (gain) loss..............................           (314)               338
  Foreign exchange loss..............................          1,150                153
  Acquisition........................................           -                 5,810
  Benefits paid......................................            (15)              -
                                                      -----------------  ------------------
  Benefit obligation at end of year..................    $     9,071        $     7,214
                                                      =================  ==================

Funded Status:
  Unrecognized net actuarial gain....................    $    (9,071)       $    (7,214)
  Unrecognized prior service cost....................             59                338
                                                      -----------------  ------------------
  Net amount recognized..............................    $    (9,012)       $    (6,876)
                                                      =================  ==================

Amounts Recognized in the Balance Sheets:
  Accrued Pension Benefit Obligation.................    $    (9,012)       $    (6,876)
                                                      -----------------  ------------------
  Net amount recognized..............................    $    (9,012)       $    (6,876)
                                                      =================  ==================

Weighted-average Assumptions
  Discount rate......................................             6.0%                6.0%
  Expected return on plan assets.....................              N/A                 N/A
  Rate of compensation increase:
    Employee.........................................            2.75%               2.75%
    Retired..........................................            2.00%               2.25%

Components of Net Periodic Benefit Cost:
  Service Cost.......................................    $       534        $       485
  Interest Cost......................................            502                428
  Expected return on plan assets.....................           -                  -
  Amortization of prior service costs................           -                  -
  Recognition of actuarial (gain) loss...............           (314)               338
                                                      -----------------  ------------------
    Net periodic benefit costs.......................    $       722        $     1,251
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

                                                                             Fiscal Years Ended
                                                                ----------------------------------------------
                                                                 June 29, 2002  June 30, 2001   July 1, 2000
                                                                --------------- -------------- ---------------
Net revenues:
  Thin film coated glass......................................   $     12,661    $     27,523   $     35,159
  Thin film coating equipment.................................        131,057          85,192          7,133
                                                                --------------- -------------- ---------------
    Total net revenues........................................   $    143,718    $    112,715   $     42,292
                                                                =============== ============== ===============
Operating (loss) income:
  Thin film coated glass......................................   $     (5,048)   $     (1,798)  $      1,628
  Thin film coating equipment.................................          3,740           1,981         (1,702)
  Amortization of goodwill and other intangible assets........         (3,356)        (16,536)          -
                                                                --------------- -------------- ---------------
    Total operating loss......................................   $     (4,664)   $    (16,353)  $        (74)
                                                                =============== ============== ===============

                                                                June 29, 2002   June 30, 2001
                                                                --------------- --------------
Identifiable property, plant and equipment:
  Thin film coated glass......................................   $      2,041    $      3,311
  Thin film coating equipment.................................          4,875           3,936
  Corporate and other.........................................            724             499
                                                                --------------- --------------
    Total identifiable property, plant and equipment..........   $      7,640    $      7,746
                                                                =============== ==============

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
The Registrant's consolidated financial statements, for the year ended June 29, 2002, together with the Report of Independent Certified Public Accountants are filed as part of this Form 10-K report. See "ITEM 8: Financial Statements and Supplementary Data." The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

	2.	Financial Statement Schedules.
Except for Schedule II set forth below, financial statement schedules are not submitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

Schedule II
   Valuation and Qualifying Accounts                           (dollars in thousands)
   ---------------------------------      Balance at      Charged to
                                         beginning of     costs and     Acquired                  Balance at
Allowance for doubtful accounts            period         expenses       Reserve    Deductions   end of period
---------------------------------------------------------------------------------------------------------------
                2002                    $       1,142  $         730  $      --    $        575   $        997
                2001 (unaudited)                  188            167       1,411            625          1,142
                2000 (unaudited)                  734            240         --             125            188
	3.	Exhibits.
Reference is made to the Exhibit Index that begins on the last page of the body of this Form 10-K Annual Report preceding the exhibits.
(b)	Reports on Form 8-K The Registrant filed a Current Report on Form 8-K dated June 13, 2002, disclosing in Item 4 a change in the Registrant's certifying accountant.
(c)	Exhibits The response to this portion of Item 14 is submitted as a separate section of this report.
(d)	Financial Statement Schedules The response to this section of Item 14 is submitted as a separate section of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED FILMS CORPORATION

By:	/s/ Thomas T. Edman Thomas T. Edman, President May 1, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the annual report has been signed by the following persons in the capacities indicated on May 1, 2003.

Signatures	Title
/s/ Richard P. Beck * Richard P. Beck	Director, Chairman of the Board
/s/ Thomas T. Edman Thomas T. Edman	Director, President, and Chief Executive Officer (principal executive officer)
/s/ Lawrence D. Firestone Lawrence D. Firestone	Treasurer and Chief Financial Officer and Secretary (principal financial and accounting officer)
/s/ John S. Chapin * John S. Chapin	Director
/s/ Vincent Sollitto * Vincent Sollitto	Director
/s/ Chad D. Quist * Chad D. Quist	Director

*By:	/s/ Lawrence D. Firestone Lawrence D. Firestone Attorney in Fact

CERTIFICATIONS

I, Thomas T. Edman, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Applied Films Corporation;

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

Dated:  May 1, 2003

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

Dated:  May 1, 2003

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No                Description

3.1	Amended and Restated Articles of Incorporation of Applied Films Corporation, as amended, are incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001

3.2	Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
4.1	Specimen common stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
4.2	Specimen Series A Preferred Stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.1	1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).
10.2*	1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10-2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-47967) to reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-38426) any by reference to Exhibit 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-56376) and the Fifth Amendment to the 1997 Stock Option Plan is attached hereto as Exhibit 10.2.

10.3*	Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant's Registration Statement on Form S-8 (Reg. No. 333-56378) and the Fourth Amendment to the Employee Stock Purchase Plan is attached hereto as Exhibit 10.3.

10.4	Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.5	Lease Agreement dated January 30, 1998, between 9586 East Frontage Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant's Quarterly Report on form 10-Q for the fiscal quarter ended December 27, 1997.

10.6	Agreement, dated November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

10.7	Amended and Restated Credit Agreement, dated September 17, 1999, between Registrant and Bank One, Michigan, is incorporated by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 1999.

10.8	Security Agreement dated June 30, 1994, between Registrant and Bank One, Michigan, formerly NBD Bank, is incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement on Form S-1, as amended (Reg. 333-35331).

10.9	Outside Director Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-95367), and by reference to Exhibits 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-75164).

10.10	Share Purchase and Exchange Agreement dated October 18, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated December 31, 2000.

10.11	Amendment Agreement dated December 29, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.2 of Registrant's Current report on Form 8-K dated December 31, 2000.

10.12	Second Amendment Agreement dated February 27, 2002, between Applied Films Corporation, Applied Films GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.7 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

10.13	Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant's Current Report on Form 8-K dated December 31, 2000.

10.14	Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K dated December 31, 2000.

10.15	Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibits 2.5 of Registrant's Current Report on form 8-K dated December 31, 2000.

10.16	Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.17	Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.18	Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.19	Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.20	Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.21	Common Stock Warrant No. 4 dated January 16, 2001 is incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.22	Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility, incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.23	Commercialization Agreement between The Coca-Cola Company, KRONES AG and Applied Films GmbH & Co. KG (as assignee of Balzers Process Systems GmbH) effective September 1, 2000, incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001.

10.24	Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan dated October 24, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.

10.25*	Equity Joint Venture Agreement between Applied Films Corporation and Nippon Sheet Glass Co., Ltd., dated February 17, 1999.
11.1*	Statement re: computation of per share earnings.
13.1*	Annual Report to Shareholders for the year ended June 29, 2002. This exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

21.1	Subsidiaries of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-68476).
23.1	Consent of Ernst & Young LLP.
24.1*	Power of Attorney.
99.1*	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates previously filed.

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-59984 and Form S-8 Nos. 333-47951, 333-47967, 333-38426, 333-51175, 333-95367, 333-56376, 333-75164, and 333-56378) of Applied Films Corporation and in the related Prospectus of our report dated July 22, 2002, with respect to the consolidated financial statements of Applied Films Corporation included in Amendment 2 of the Annual Report (Form 10-K/A) for the year ended June 29, 2002.

/s/ ERNST & YOUNG LLP

Denver, Colorado
May 12, 2003