Form 10-K/A
period 2002-06-29
APPLIED FILMS CORP
filed 2003-06-30
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

    Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  X

The aggregate market value of the total outstanding common stock of the Registrant, based on a per share price of $11.16 as of June 28, 2002, was $123,064,780. As of June 28, 2002, there were outstanding 11,027,310 shares of the Company’s Common Stock (no par value). The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per-share price of $11.16 as of June 28, 2002, was $94,240,051.

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

        2.   Financial Statement Schedules.

        Financial Statements for Suzhou NSG AFC Thin Films Electronics Co., Ltd, together with the report thereon of PricewaterhouseCoopers dated 21 February 2003.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.

FINANCIAL STATEMENTS
AS OF 31 DECEMBER 2002 AND 2001
AND FOR THE THREE YEARS ENDED 31 DECEMBER 2002

Independent Accountants’ Report

To the Board of Directors of
      Suzhou NSG AFC Thin Films Electronics Co., Ltd.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Suzhou NSG AFC Thin Films Electronics Co., Ltd. (“the Company”) at 31 December 2002 and 2001, and the results of its operations and its cash flows for the three years ended 31 December 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Zhong Tian CPAs Co., Ltd.

PricewaterhouseCoopers Zhong Tian CPAs Co., Ltd.

21 February 2003

Shanghai, the People’s Republic of China

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.

BALANCE SHEETS

AS OF 31 DECEMBER 2002 AND 2001

(All amounts in Renminbi Yuan)

                                                      Note                2002                  2001

ASSETS

Current assets
   Cash and cash equivalents                            3               22,292,111            15,752,165
   Accounts receivable, net                                             36,506,039            24,336,318
   Inventories                                          4               18,021,367            17,693,096
   Due from related parties                            10               28,205,376            13,340,013
   Other current assets                                                  3,724,041             4,154,048
                                                                 -----------------------------------------

Total current assets                                                   108,748,934            75,275,640
                                                                 -----------------------------------------

Non-current assets
   Fixed assets                                         5              225,210,170           237,002,818
                                                                 -----------------------------------------

Total assets                                                           333,959,104           312,278,458
                                                                 =========================================

LIABILITIES AND EQUITY

Current liabilities
   Short-term borrowings                                6               90,839,133           106,685,794
   Accounts payable                                                      4,680,008             5,111,579
   Accruals and other current liabilities                                4,271,538             5,777,899
   Due to related parties                              10               48,213,807            28,079,472
   Taxes payable                                                         2,632,301             2,376,350
                                                                 -----------------------------------------

Total current liabilities                                              150,636,787           148,031,094
                                                                 -----------------------------------------

Capital and reserves
   Paid-in capital                                      7              139,141,910           139,141,910
   Reserves                                             8               44,180,407            25,105,454
                                                                 -----------------------------------------

Total equity                                                           183,322,317           164,247,364
                                                                 -----------------------------------------

TOTAL LIABILITIES AND EQUITY                                           333,959,104           312,278,458
                                                                 =========================================

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED 31 DECEMBER 2002

(All amounts in Renminbi Yuan)

                                    Note          2002                2001                2000

Revenues                                          288,652,411         184,318,438         291,484,694

Cost of revenues                                 (236,844,883)       (145,292,507)       (195,435,034)
                                            ----------------------------------------------------------

    Gross profit                                   51,807,528          39,025,931          96,049,660

Operating expenses:

    Sales and marketing                           (11,542,970)         (6,842,894)        (12,395,267)

    General and administrative                    (13,726,884)        (13,166,635)        (11,461,796)
                                            ----------------------------------------------------------

    Total operating expenses                      (25,269,854)        (20,009,529)        (23,857,063)
                                            ----------------------------------------------------------

Income from operations                             26,537,674          19,016,402          72,192,597

    Interest expense, net                          (2,913,201)         (1,473,473)         (1,388,344)

    Other operating (expenses)
      income, net                                  (2,883,377)          1,329,034             699,514
                                            ----------------------------------------------------------

Income before taxation                             20,741,096          18,871,963          71,503,767

    Provision for taxes on income    9             (1,666,143)         (1,523,631)
                                            ----------------------------------------------------------

Net income                                         19,074,953          17,348,332          71,503,767
                                            ==========================================================

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE YEARS ENDED 31 DECEMBER 2002

(All amounts in Renminbi Yuan)

                                                                 Reserves
                                                                Enterprise
                                     Paid-in       Reserve      Expansion      Retained
                                     capital        fund           Fund        earnings        Total
                                                  (Note 8)       (Note 8)

Balance as of 1 January 2000         52,989,776     2,151,148    19,252,777      1,001,564    75,395,265

Net income for the year                       -             -             -     71,503,767    71,503,767

Appropriation to reserve fund                 -     4,714,417             -     (4,714,417)            -

Appropriation to enterprise
  expansion fund                              -             -       620,814       (620,814)            -

Reinvestment of retained
  earnings as capital increase       57,906,530      (616,342)  (19,252,777)   (38,037,411)            -
                                   -----------------------------------------------------------------------

Balance as of 31 December 2000      110,896,306     6,249,223       620,814     29,132,689   146,899,032

Net income for the year                       -             -             -     17,348,332    17,348,332

Appropriation to reserve fund                 -     2,612,400             -     (2,612,400)            -

Appropriation to enterprise
  expansion fund                              -             -    23,380,979    (23,380,979)            -

Reinvestment of retained
  earnings as capital increase       28,245,604    (4,243,811)  (24,001,793)             -             -
                                   -----------------------------------------------------------------------

Balance as of 31 December 2001      139,141,910     4,617,812             -     20,487,642   164,247,364

Net income for the year                       -             -             -     19,074,953    19,074,953
                                   -----------------------------------------------------------------------

Balance as of 31 December 2002      139,141,910     4,617,812             -     39,562,595   183,322,317
                                   =======================================================================

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED 31 DECEMBER 2002

(All amounts in Renminbi Yuan)

                                                      2002               2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                              19,074,953         17,348,332       71,503,767
Adjustments to net income
   Depreciation of fixed assets                         26,071,344         16,520,629       10,054,553
   Loss on disposals of fixed assets                        82,429                  -                -
   Provision for net realizable value of                                                             -
     inventories                                         1,660,000                  -
   Changes in assets and liabilities
     Accounts receivables, net                         (12,169,721)         3,440,140       (9,136,138)
     Inventories                                        (1,988,271)         1,252,733      (12,260,923)
     Due from related parties                          (14,865,363)        29,326,560      (26,674,758)
     Other current assets                                  430,007         10,634,167       (8,631,319)
     Accounts payable                                     (431,571)         2,067,471       (1,315,781)
     Accruals and other current liabilities             (1,506,361)        (2,025,481)       4,311,330
     Due to related parties                             20,134,335        (24,022,232)      17,682,682
     Taxes payable                                         255,951         (8,198,983)       6,458,406
                                                  -----------------------------------------------------

       Net cash generated from operating activities     36,747,732         46,343,336       51,991,819
                                                  -----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of fixed assets                         (14,361,125)      (121,956,423)     (55,098,837)
                                                  -----------------------------------------------------

       Net cash used in investing activities           (14,361,125)      (121,956,423)     (55,098,837)
                                                  -----------------------------------------------------

CASH FLOWS FROM FINANCING ACITVITIES

   Increase in short-term borrowings                             -         75,195,874        5,446,825
   Repayment of short-term borrowings                  (15,846,661)                 -                -
                                                  -----------------------------------------------------

       Net cash (used in) generated from
               financing activities                    (15,846,661)        75,195,874        5,446,825
                                                  -----------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS DURING THE YEAR                            6,539,946           (417,213)       2,339,807

CASH AND CASH EQUIVALENTS, BEGINNING OF
  THE YEAR                                              15,752,165         16,169,378       13,829,571
                                                  -----------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                  22,292,111         15,752,165       16,169,378
                                                  =====================================================

The accompanying notes are an integral part of these financial statements.

1.	ORGANIZATION AND OPERATIONS
Suzhou NSG AFC Thin Films Electronics Co., Ltd. (“the Company”) is a wholly foreign owned enterprise established in Jiangsu Province of the People’s Republic of China on 10 July 1998 with an operating period of 50 years. The Company commenced production in April 1999.

The principal activities of the Company are production and sales of ITO-coated glass substrate for TN-type and STN-type liquid crystal display (including color filter), reflective coating onto glass substrate for color STN, and provision of after sale services.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
	(a)	Accounting standards
The financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America.

	(b)	Use of Estimates
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

	(c)	Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are composed primarily of investments in money market accounts stated at cost, which approximates fair value.

	(d)	Inventories
Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
	(e)	Fixed assets
Fixed assets are stated at historical cost less accumulated depreciation.

Depreciation is calculated using the straight-line method to write off the cost, after taking into account the estimated residual value (10% of the cost), of each asset over its expected useful life. The expected useful lives are as follows:

		Building Machinery Office equipment Other equipment Leasehold improvement	20 years 10 years 5 years 5 years 10 years
	(f)	Impairment of long lived assets
The Company periodically evaluates the recoverability of its long lived assets based upon expected undiscounted cash flows and recognized impairment from the carrying value of long lived assets, if any, based on the fair value of such assets.

	(g)	Pension scheme
The full-time employees of the Company are covered by various government-sponsored pension plans under which the employees are entitled to a monthly pension based on certain formulas. These government agencies are responsible for the pension liability to these retired employees. The Company contributes on a monthly basis to these pension plans. Under these plans, the Company has no obligation for post-retirement benefits beyond the contributions made. Contributions to these plans are expensed as incurred.

	(h)	Recognition of revenue and expenses
Revenue comprises the invoiced value for the sale of goods and services net of value-added tax, rebates and discounts. Revenue is recognized upon the shipment of products. Expenses are recognized when incurred.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
	(i)	Income taxes
Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

	(j)	Foreign Currency Transactions
The accounts of the Company are maintained in Renminbi ("Rmb"). Transactions arising in foreign currencies are converted into Rmb at exchange rates prevailing on the first day of the month in which the transactions took place. Assets and liabilities denominated in foreign currencies are translated into Rmb at exchange rates prevailing on the balance sheet date. Exchange gains or losses are included in the current results of operations.

3.	CASH AND CASH EQUIVALENTS
                                                                      2002                   2001

Cash on hand                                                             22,170                 33,470
Demand deposits                                                      22,269,941             15,718,695
                                                            --------------------------------------------

                                                                     22,292,111             15,752,165
                                                            ============================================

4.	INVENTORIES
                                                                      2002                    2001

Raw materials                                                         9,318,924              8,972,727
Finished goods                                                       10,362,443              8,720,369
                                                            --------------------------------------------

                                                                     19,681,367             17,693,096
Less: Provision for net realizable value                             (1,660,000)                     -
                                                            --------------------------------------------

                                                                     18,021,367             17,693,096
                                                            ============================================

5.	FIXED ASSETS
                                                                      2002                    2001

Building                                                                      -                681,020
Machinery                                                           277,315,757            262,704,384
Office equipment                                                      2,298,128              1,964,869
Other equipment                                                       1,530,511              1,577,821
Leasehold improvements                                                2,956,511              2,956,511
                                                            --------------------------------------------

                                                                    284,100,907            269,884,605
Less: accumulated depreciation and amortisation
                                                                    (58,890,737)           (32,881,787)
                                                            --------------------------------------------

                                                                    225,210,170            237,002,818
                                                            ============================================

6.	SHORT-TERM BORROWINGS
                                                                      2002                    2001
Bank loans
-        Unsecured                                                   90,839,133            106,685,794
                                                            ============================================
50% of the above loans were guaranteed by Nippon Sheet Glass Co., Ltd. by issuing an irrevocable official letter of guarantee and the remaining 50% of loans by a bank guarantee provided by Applied Films Corporation. The related interest rates ranged from 0.82% to 5.54% (2001: 2.66% to 6.14%) per annum.

7.	PAID-IN CAPITAL As of 31 December 2002, the registered capital of the Company was USD 16,807,500, which had been contributed by the respective joint venture partners as follows:
                                          Country of      Percentage             Paid-in Capital
        Joint Venture Partner            Incorporation   of Ownership         USD        RMB Equivalent

Applied Films Corporation                   U.S.A.            50%            8,403,750       69,570,955
Nippon Sheet Glass Co., Ltd.                Japan             50%            8,403,750       69,570,955
                                                         ------------------------------------------------

Total                                                        100%           16,807,500      139,141,910
                                                         ================================================
Contributions to paid-in capital made in foreign currencies are credited to the paid-in capital account at the prevailing exchange rate stipulated by the People’s Bank of China prevailing at the contribution dates.

8.	STATUTORY RESERVES

In accordance with the “Law of the PRC on Enterprises Operated Exclusively with Foreign Capital”, the Company’s Articles of Association, an appropriation of the Reserve Fund and the Staff and Workers’ Bonus and Welfare Fund from profit after tax having set off accumulated losses of previous years in advance have to be made prior to profit distribution to the equity owners. The appropriation for the Reserve Fund is no less than 10% of the profit after tax and it will cease to accrue when the accumulated appropriation exceeds 50% of the registered capital. The percentage of appropriation to the Staff and Workers’ Bonus and Welfare Fund is decided by the Company.

9.	PROVISION FOR TAXES ON INCOME

The Company is subject to the Law of Income Tax for Enterprises with Foreign Investment and Foreign Enterprises of the People’s Republic of China.

As the Company qualifies as a foreign investment production enterprise and is established in a high-technology development zone, the prevailing enterprise income tax rate is 15% and the local tax rate is exempted. According to the relevant tax regulations, the Company is entitled to two years’ exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward from previous five years.

Taxable income is calculated based on total revenue less deductible cost of goods sold, expenses and other non-operating gains (losses) allowed under the existing tax regulations. Enterprise income taxes have been provided at the rate of 7.5% (2001: 7.5%, 2000: nil) based on the taxable income for the year.

10.	RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.
(a) Names of related parties and nature of relationship

                             Name                                              Relationship
----------------------------------------------------------------   --------------------------------------

Applied Films Corporation                                          Investor
Nippon Sheet Glass Co., Ltd.                                       Investor
Suzhou NSG Electrics Co., Ltd.                                     Controlled by the same investor
Nippon Sheet Glass Purchase and Supply Co., Ltd.                   Controlled by the same investor
Nippon Sheet Glass Engineering Co., Ltd.                           Controlled by the same investor
Applied Films Asia Pacific Ltd.                                    Controlled by the same investor

(b) During the years, the Company had following significant transactions with related parties:

Sales of goods
                                                            2002               2001              2000

Nippon Sheet Glass Co., Ltd.                         120,478,897         58,646,822        68,548,230
Applied Films Asia Pacific Ltd.                       18,571,726                  -                 -
Applied Films Corporation                              9,584,319         21,273,269        97,777,858
                                              --------------------------------------------------------
                                                     148,634,942         79,920,091       166,326,088
                                              ========================================================

Purchases of goods
                                                            2002               2001              2000

Suzhou NSG Electronics Co., Ltd.                     132,110,041         74,892,190       143,935,601
Nippon Sheet Glass Purchase and Supply Co., Ltd.      10,727,321          3,461,077        11,733,606
Applied Films Asia Pacific Ltd.                        4,682,559                  -                 -
Nippon Sheet Glass Co., Ltd.                           4,580,438            696,182           108,578
Applied Films Corporation                              1,626,592          3,310,840         5,675,383
                                              --------------------------------------------------------
                                                     153,726,951         82,360,289       161,453,168
                                              ========================================================

10.	RELATED PARTY TRANSACTIONS (CONTINUED)
(b) During the years, the Company had following significant transactions with related parties (continued):

Purchases of fixed assets
                                                            2002               2001              2000

Applied Films Corporation                             10,827,579          7,573,089        39,290,014
Nippon Sheet Glass Engineering Co., Ltd.               1,633,463         79,739,686                 -
Nippon Sheet Glass Purchase and Supply Co., Ltd.               -            165,543           803,685
                                              --------------------------------------------------------
                                                      12,461,042         87,478,318        40,093,699
                                              ========================================================

Royalty fee
                                                            2002               2001              2000

Nippon Sheet Glass Co., Ltd.                           2,528,511          1,913,820         2,538,936
Applied Films Corporation                              2,528,511          1,913,820         2,538,936
                                              --------------------------------------------------------
                                                       5,057,022          3,827,640         5,077,872
                                              ========================================================

Rental fee
                                                            2002               2001              2000

Suzhou NSG Electronics Co., Ltd.                       3,164,394          2,620,450         2,207,847
                                              ========================================================

(c) As of 31 December 2002 and 2001, the Company had following balances with related parties:

Due from related parties -

Accounts Receivable
                                                                           2002                 2001

Nippon Sheet Glass Co., Ltd.                                         21,498,544             8,769,466
Applied Films Asia Pacific Ltd.                                       4,313,371                     -
Suzhou NSG Electronics Co., Ltd.                                      1,582,364             1,546,247
Applied Films Corporation                                                94,763             2,812,775
Nippon Sheet Glass Engineering Co., Ltd.                                      -                21,200
                                                            ------------------------------------------
                                                                     27,489,042            13,149,688
                                                            ==========================================

10.	RELATED PARTY TRANSACTIONS (CONTINUED)
(c) As of 31 December 2002 and 2001, the Company had following balances with related parties (continued):

Due from related parties -

Other Receivables
                                                                           2002                 2001

Suzhou NSG Electronics Co., Ltd.                                        196,449               190,325
Others                                                                  519,885                     -
                                                            ------------------------------------------
                                                                        716,334               190,325
                                                            ==========================================

Due to related parties -

Accounts Payable
                                                                           2002                 2001

Suzhou NSG Electronics Co., Ltd.                                     38,446,163            22,285,686
Nippon Sheet Glass Co., Ltd.                                          3,451,939             2,079,467
Nippon Sheet Glass Purchase and Supply Co., Ltd.                      2,338,668               573,997
Applied Films Corporation                                               381,257               568,734
Applied Films Asia Pacific Ltd.                                         337,791                     -
                                                            ------------------------------------------
                                                                     44,955,818            25,507,884
                                                            ==========================================

Due to related parties -

Other Payables
                                                                           2002                 2001

Suzhou NSG Electronics Co., Ltd.                                      1,664,181             1,520,924
Nippon Sheet Glass Co., Ltd.                                            796,904               495,389
Applied Films Corporation                                               796,904               442,982
Others                                                                        -               112,293
                                                            ------------------------------------------
                                                                      3,257,989             2,571,588
                                                            ==========================================

11.	COMMITMENTS

The Company has entered into an operating lease agreement with Suzhou NSG Electronics Co., Ltd. for using a factory building. The future minimum rental payment is approximately 3 million payable no later than one year.

        3.   Exhibits.

        Reference is made to the Exhibit Index which is found on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

(b)	Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 29, 2002.

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

APPLIED FILMS CORPORATION

By:	/s/ Thomas T. Edman Thomas T. Edman, President June 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Form 10-K Annual Report has been signed by the following persons in the capacities indicated on June 27, 2003.

Signatures	Title
/s/ Richard P. Beck * Richard P. Beck	Director, Chairman of the Board
/s/ Thomas T. Edman Thomas T. Edman	Director, President, and Chief Executive Officer (principal executive officer)
/s/ Lawrence D. Firestone Lawrence D. Firestone	Treasurer and Chief Financial Officer (principal accounting and financial officer)
/s/ John S. Chapin * John S. Chapin	Director
/s/ Chad D. Quist * Chad D. Quist	Director
/s/ Vincent Sollitto, Jr. * Vincent Sollitto, Jr.	Director

*By:	/s/ Lawrence D. Firestone Lawrence D. Firestone Attorney-in-Fact for each of the above-named directors

CERTIFICATIONS

I, Thomas T. Edman, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Applied Films Corporation;

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

Dated:  June 27, 2003

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

Dated:  June 27, 2003

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit No                Description

3.1	Amended and Restated Articles of Incorporation of Applied Films Corporation, as amended, are incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001

3.2	Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
4.1	Specimen common stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).
4.2	Specimen Series A Preferred Stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.1	1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).
10.2*	1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10-2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-47967) to reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-38426) any by reference to Exhibit 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-56376) and the Fifth Amendment to the 1997 Stock Option Plan is attached hereto as Exhibit 10.2.

10.3*	Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant's Registration Statement on Form S-8 (Reg. No. 333-56378) and the Fourth Amendment to the Employee Stock Purchase Plan is attached hereto as Exhibit 10.3.

10.4	Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.5	Lease Agreement dated January 30, 1998, between 9586 East Frontage Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant's Quarterly Report on form 10-Q for the fiscal quarter ended December 27, 1997.

10.6	Agreement, dated November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

10.7	Amended and Restated Credit Agreement, dated September 17, 1999, between Registrant and Bank One, Michigan, is incorporated by reference to Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 1999.

10.8	Security Agreement dated June 30, 1994, between Registrant and Bank One, Michigan, formerly NBD Bank, is incorporated by reference to Exhibit 10.5 of Registrant's Registration Statement on Form S-1, as amended (Reg. 333-35331).

10.9	Outside Director Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-95367), and by reference to Exhibits 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-75164).

10.10	Share Purchase and Exchange Agreement dated October 18, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated December 31, 2000.

10.11	Amendment Agreement dated December 29, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.2 of Registrant's Current report on Form 8-K dated December 31, 2000.

10.12	Second Amendment Agreement dated February 27, 2002, between Applied Films Corporation, Applied Films GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.7 of Registrant's Current Report on Form 8-K/A dated December 31, 2000.

10.13	Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant's Current Report on Form 8-K dated December 31, 2000.

10.14	Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K dated December 31, 2000.

10.15	Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibits 2.5 of Registrant's Current Report on form 8-K dated December 31, 2000.

10.16	Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.17	Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.18	Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.19	Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.20	Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.21	Common Stock Warrant No. 4 dated January 16, 2001 is incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated January 16, 2001.
10.22	Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility, incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.23	Commercialization Agreement between The Coca-Cola Company, KRONES AG and Applied Films GmbH & Co. KG (as assignee of Balzers Process Systems GmbH) effective September 1, 2000, incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001.

10.24	Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan dated October 24, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.

10.25*	Equity Joint Venture Agreement between Applied Films Corporation and Nippon Sheet Glass Co., Ltd., dated February 17, 1999.
11.1*	Statement re: computation of per share earnings.
13.1*	Annual Report to Shareholders for the year ended June 29, 2002. This exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

21.1	Subsidiaries of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-68476).
23.1*	Consent of Ernst & Young LLP.
23.2	Consent of PricewaterhouseCoopers Zhong Tian CPAs Co., Ltd.
24.1*	Power of Attorney.
99.1*	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates previously filed.

Exhibit 23.2

PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers Zhong Tian
Certified Public Accountants Co., Ltd.
Mailing address:
12th Floor, Shui On Plaza
333 Huai Hai Zhong Lu
Shanghai 200021
People's Republic of China
Telephone +86 (21) 6386-3388
Facsimile +86 (21) 6386 3300

27 June 2003

CONSENT OF INDEPENDENT ACCOUNTANTS

As independent public accountants, We hereby consent to the incorporation by reference in the Registration Statements of Applied Films Corporation of our report dated 21 February 2003 relating to the financial statements of Suzhou NSG AFC Thin Films Electronics Co., Ltd. for the years ended 31 December 2002 and 2001, which appears in the Annual Report to the Shareholders on Form 10-K.

/s/ PricewaterhouseCoopers Zhong Tian CPAs Co., Ltd.

PricewaterhouseCoopers Zhong Tian
Certified Public Accountants Co., Ltd.