Form 10-K
period 2003-06-28
APPLIED FILMS CORP
filed 2003-09-04
CIK 1040660

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No __

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $20.33 as of December 27, 2002, was $217,280,046. As of August 27, 2003, there were outstanding 11,187,137 shares of the Company’s Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

ITEM 1: Business

The following discussion contains trend information and other forward-looking statements (including statements regarding future operating results, future capital expenditures, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. Our actual results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section entitled “Risk Factors.” All period references are to our fiscal periods ended June 28, 2003, June 29, 2002, or June 30, 2001, unless otherwise indicated.

Applied Films Corporation’s (“Applied Films,” or the “Company,” or “We”) Internet address is www.appliedfilms.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition and at no extra cost, we will also provide, electronic or paper copies of our reports and other filings made with the Securities and Exchange Commission. All requests should be directed to Applied Films Corporation, Attention: Lawrence D. Firestone, 9586 I-25 Frontage Road, Suite 200, Longmont, Colorado 80504.

The information on our website is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this report.

ITEM 1(a): General Development of Business

Introduction

Applied Films Corporation is a leading provider of thin film deposition equipment to the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies. Through our China Joint Venture we process and sell thin film coated glass to the flat panel display, or FPD, industry.

We leverage our thin film expertise, technology and market presence to address the evolving demand for more sophisticated, technologically advanced thin film deposition equipment. Our manufacturing operations in Germany together with our global sales and support offices enable us to provide thin film coating solutions to customers throughout the world. We have sold over 90 FPD deposition systems, 45 architectural and automotive glass thin film deposition systems, and 500 web coating systems. We have over 80 patents and patent applications related to thin film technologies.

Markets We Serve

Our thin film solutions enable our customers to offer the latest product innovations in the following markets:

Flat Panel Displays. FPDs are used in a wide variety of consumer and industrial products, including laptop and flat panel desktop computer monitors, liquid crystal display, or LCD televisions, plasma display televisions, cellular telephones, personal digital assistants, calculators, pagers, scientific instruments, portable video games, gasoline pumps, automotive instruments, point-of-sale terminals and a number of other electronic devices. Virtually all FPDs require optically transparent, electrically conductive thin films coated on substrates such as glass. Growth in the FPD market is driven by consumers’ desire for increased access to information in wireless and portable communication devices with display capabilities. Consumers also desire to replace heavy, bulky cathode ray tube, or CRT, monitors and televisions with thinner, lighter FPDs. The increasing affordability of FPDs significantly expands the potential market.

Architectural, Automotive and Solar Glass. Thin film coated glass is used in buildings for exterior window glass, automobiles for windshields and side windows and solar energy collecting applications. Applying certain thin films on glass significantly reduces heat transfer through the glass, improving the efficiency of heating and cooling systems in buildings and vehicles. In addition, thin films form conductive layers and are integral components of solar cells. Demand for architectural and automotive coated glass is driven by the need for energy conservation in commercial and residential construction and increasingly, in automotive applications. The demand for alternative energy sources also drives demand for solar cells as we seek to reduce the demand on municipal power grids worldwide.

Consumer Products Packaging and Electronics. Web coating systems are used to deposit thin films on multi-layer flexible packaging for consumer food products and cigarettes. Web coating systems are also used to produce capacitors and other electronic components. Thin films are applied to a thin plastic or metal foil substrate to create a barrier, extending shelf life in consumer food products. Thin films provide the conductive and electronic elements critical to the manufacture of certain electronic products, such as capacitors and touch panel screens. The packaging market for web coaters is driven by demand for products packaged in bags and for decorative packaging. Demand for touch panel applications and capacitors is driving the electronics market for web coaters. We have developed thin films for the plastic bottling industry that improve the barrier characteristics of polyethylene terephthalate, or PET bottles, extending the shelf life of beverages by reducing the rate at which carbonation escapes or contaminants enter the bottle. The demand for PET bottles with more efficient barrier characteristics is driven by the bottlers’ desire to transition away from glass in favor of plastic.

Our Thin Film Technology Solutions

Over the past 27 years, we have developed leading thin film process and equipment technologies that we leverage to meet our customers’ needs for sophisticated, technologically advanced thin film deposition equipment. We have over 80 patents and patent applications related to thin film technologies, and we continue to invest in research and development. Historically, we manufactured our own equipment to produce thin film coated glass and have used that experience to transition our business to the design and manufacture of thin film deposition equipment.

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

The principal methods of deposition that we integrate in our systems are physical vapor deposition, or PVD, evaporation, and plasma enhanced chemical vapor deposition, or PECVD. PVD is a process technology in which molecules of coating material are bombarded with ions, or sputtered, from a target or source material. The material is then deposited on the substrate as a thin film. In the evaporation process, an electrical current is passed through the target material in a vacuum until it vaporizes and is then deposited onto the substrate as a thin film. PECVD is a process where plasma, a high energy field, is used to initiate a chemical reaction which then deposits a newly formed thin film onto the substrate. With each deposition method, the quality of the coatings, the cycle time of the process, the utilization of materials, and other factors are controlled by our technology solutions.

Our manufacturing operations in Germany, together with our global sales and support offices, enable us to provide thin film deposition solutions around the world. Our knowledge, understanding of customer thin film coating requirements, and ongoing research and development enable us to make continuous improvements that provide our customers with high value and increasingly advanced technological solutions. The depth of our experience and technologies enables our customers to continue to develop innovative products for their current and future markets.

Strategy

Our objective is to enhance our position as a leading supplier of thin film deposition equipment. Key elements of our strategy include:

Focus on High Margin Equipment Opportunities. We have successfully implemented our strategy of transitioning from supplying thin film coated glass to manufacturing thin film deposition equipment. This transition has substantially improved our gross profit margins, as higher-margin equipment sales now constitute greater than 95% of our revenues. We will continue to focus our research and development on process technologies designed to increase our value to the customer and further improve our margins.

Leverage Our Leadership in Our Core Markets. We are a market leader with the largest installed base of inline systems for the FPD, the architectural and automotive glass markets, and the consumer products packaging and electronics markets. We have sold over 90 inline FPD deposition systems, 45 architectural and automotive systems, and 500 web coating systems. We believe our reputation as a high quality supplier of thin film deposition equipment allows us to establish key customer relationships and to grow with these customers as they develop new products and to meet new market requirements. We intend to utilize our strong technological capabilities to capture additional market share in core markets.

Target Emerging High Growth Market Opportunities. We have recently entered and are focusing our research and development efforts on three growth markets for solar cell, organic light emitting diodes, or OLEDs, and barrier coated PET bottles. We have installed development and pilot production tools for each of these markets, and are working with our strategic partners to develop our technologies in each of these areas.

Engage in Strategic Relationships. Our strategic relationships have influenced our technological direction, maximized our research and development investments, and enhanced the sales, marketing and distribution of our products. For example, we have been working with a strategic customer in the OLED market who has purchased one of our systems and is working with us as we develop the thin film and process technologies to shorten our development time for a high volume production solution for color OLED’s. We have also developed process technology with the cooperation of the major energy companies to advance our process technologies for the solar cell market. We continue to develop our barrier coating process technology for PET bottles in partnership with The Coca-Cola Company. We also entered into a joint venture in China (referred to as the China JV or the Joint Venture) with Nippon Sheet Glass Co., Ltd., or NSG, one of the world’s largest supplier of glass to the FPD market, through which we coat and distribute glass to the FPD industry. We will continue to pursue strategic relationships with industry leaders in each new market or market segment that we enter.

Continue to Serve Diverse Markets. We have applied our thin film technology to diverse markets ranging from consumer packaging for potato chip bags to plasma displays for televisions. We will continue to serve and invest in extensions of these diverse markets because we believe this reduces our exposure to the cyclical nature of any individual market.

ITEM 1(b): Financial Information About Industry Segments

We supply thin film coated glass primarily to LCD manufacturers and thin film deposition equipment to several markets, which are currently considered to be two separate industry segments. For further discussion see “ITEM 8: Financial Statements and Supplementary Data — Note 11: Segment Information”.

ITEM 1(c): Narrative Description of Business

Products

Our thin film coating systems are used in many different applications spanning four distinct markets. The following table illustrates our principal products:

End Markets and Products	Deposition Method	Examples of End Market Application	General Price Range(1)
Flat Panel Displays:
NEW ARISTO	PVD	Laptop and desktop monitors and plasma televisions	$4-8 million
VES 400 (Development)	Evaporative	OLED displays	Price not determined
Architectural, Automotive and Solar Glass:
Terra-G	PVD	Low-E window glass	$10-20 million
SOLARISTO	PECVD	Solar panels	$4-7 million
ECOVERA (Development)	PECVD	Solar panels	$3-5 million
ATON (Development)	PVD	Solar panels	$3-5 million
A-650	PVD	Solar panels	$2-5 million
Consumer Products Packaging and Electronics:
TOPMET	Evaporative	Potato chip bags	$1-3 million
MULTIMET	Evaporative	Capacitors	$1-3 million
TOPBEAM	Evaporative	Food packaging (transparent)	$4-6 million
MULTIWEB	PVD	Touch panels	$4-8 million

BESTPET-LG 20 (Development)	Evaporative	Plastic beverage bottles	$1-3 million

(1)	The price for a particular system may be greater or less than the general price range, depending on the specific configuration and specifications.

Thin Film Deposition Equipment

Flat Panel Displays

Our flat panel display in-line deposition equipment applies conductive, optical and barrier coatings for manufacturing high information content, color displays such as high resolution liquid crystal displays, or LCDs, and plasma display panels, or PDPs, used in computer monitors and high definition televisions.

NEW ARISTO. Our NEW ARISTO is an advanced thin film deposition system that accommodates the largest mother glass sizes including generation 6 and 7 and meets the low particulate requirements of the active matrix LCD, plasma display television and color super twisted nematic, or CSTN, coated glass markets. The system features high throughput, low cost of ownership and the capability for double-sided coatings.

VES 400. Our VES 400 system is an advanced production thin film deposition system for the OLED market. The VES 400 applies all of the thin films necessary for an OLED device including the metal layers and organic layers in a vacuum. The VES-400 is targeted at providing OLED manufacturers with the ability to produce OLED devices in production volumes. We believe this is the first vertical in-line deposition system developed for OLED.

Architectural, Automotive and Solar Glass

Our architectural and automotive thin film deposition systems apply Low-E coatings on large glass substrates used in building glass and automotive windshields. Our solar glass coating systems apply thin films that create the conductive layers on substrates used for energy collection in solar cells.

Terra-G.   Our Terra-G thin film deposition system is our most advanced coating system designed for the large architectural and automotive glass market. The Terra-G uses large planar magnetron or rotary cathodes and uniformly deposits multiple thin films across a large area at very high throughput rates. The Terra-G can be up to 130 meters long and can deposit complex layer stacks of different thin films on a single side of glass.

SOLARISTO.   Our SOLARISTO thin film deposition system, a derivative of the NEW ARISTO, is a vertical in-line system that handles medium-sized glass substrates. The SOLARISTO uses planar magnetron cathodes or a linear PECVD source and deposits multiple thin films on the substrate, which is moving vertically through the system.

ECOVERA.   Our ECOVERA thin film deposition system is a vertical coating system that applies the functional layers and transparent conductive oxide layers for amorphous silicon and microcrystalline solar cells.

ATON.   Our ATON thin film deposition system is a horizontal sputtering system that applies silicon nitride and other thin film layers for a polycrystalline water based solar cell.

A-650.   Our A-650 thin film deposition system is a horizontal coating system that applies the functional layers and other thin film layers for CIS or CIGS solar cells.

Consumer Products Packaging and Electronics

Our consumer packaging and electronics coating systems deposit thin films on flexible substrates used in various markets such as food packaging, decorative packaging or electronic applications such as electromagnetic interference shielding, capacitors, and touch panel applications. Thin films are applied to a thin plastic or metal foil substrate to create a barrier to promote freshness and extend shelf life in consumer products and are used as conductive coatings in the manufacture of certain electronic products, such as capacitors and touch panel screens.

TOPMET.   Our TOPMET web thin film deposition system provides a solution for coating metal materials on flexible substrates. The TOPMET uses thermal evaporation to deposit thin film layers of aluminum in a vacuum onto flexible substrates, usually film, paper or textiles in roll format.

MULTIMET.   Our MULTIMET web thin film deposition system uses evaporative deposition technology to deposit thin films on very thin foil at high speed in a vacuum for the capacitor market. The MULTIMET offers the ability to mask specific patterns on substrates.

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

Thin Film Coated Glass

TN, STN and CSTN Coated Glass. Our joint venture in China is a leading producer of twisted nematic or TN, super twisted nematic or STN and color super twisted nematic or CSTN coated glass that is used for low resolution black and white and color LCDs. Our customers incorporate these LCDs into consumer products that include cellular phones, personal digital assistants and electronic instruments. To produce TN, STN, and CSTN coated glass, our Joint Venture uses our proprietary in-line coating systems and batch systems to deposit thin films on high quality glass panels. Our Joint Venture then packages and ships the coated glass panels to their customers for incorporation into their products.

Sales, Marketing and Customers

We have sales offices in the United States, Germany, Hong Kong, Belgium, Taiwan, Korea, Japan and China, and utilize sales representatives worldwide to supplement the marketing activities of our sales force. The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer. We usually sell our thin film deposition equipment on a progress payment basis. We generally sell our thin film coated glass on open account, most of which are backed by letter of credit, or insured. Our customer payment history has been excellent.

In fiscal 2003, our ten largest customers accounted for approximately 53% of our gross revenues. Revenue from Guardian Industries Corporation represented 13.3% of net revenue for fiscal 2003. Approximately 71% of our fiscal 2003 net revenues were derived from exports to our customers outside of our manufacturing center in Europe, primarily to Asia. The demand for FPD thin film coated glass is primarily in Asia, and our customers for thin film deposition equipment have historically been predominately located in Japan, Korea, China, Taiwan, Europe and the United States.

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

Manufacturing and Facilities

Our Longmont, Colorado, headquarters net of a sublease contains approximately 87,000 square feet and include general offices and research and development. This facility is leased from an independent third party.

Our Alzenau, Germany, manufacturing facility contains approximately 260,000 square feet and includes general offices, research and development facilities, and equipment manufacturing facilities. This facility is leased from an independent third party. We design and manufacture thin film deposition equipment and can concurrently build multiple thin film deposition systems at this facility.

Our China JV glass coating facilities are incorporated into the glass production facilities owned by NSG and contain approximately 60,000 square feet located in Suzhou China.

In addition to our Longmont, Alzenau and China JV facilities, we use bonded warehouses in Japan, Taiwan and Hong Kong from which we supply coated glass and spare parts to customers on a just-in-time basis. We also have sales offices in the United States, Germany, Belgium, Hong Kong, Korea, Japan, Taiwan, and China.

We have multiple sources for the principal components of our deposition equipment manufacturing operations.

Competition

The key competitive factors in each of our markets include performance, process technology, after-sales support, service and price. We believe we are competitive with respect to each of these factors. In each of our markets, we compete primarily with one or two companies, which vary from small to large in terms of the amount of their net revenues and range of products.

Our primary competitors in each of our markets are as follows:

Flat Panel Display Deposition Equipment. For FPD thin film deposition equipment, we compete against Ulvac Technologies, Inc. of Japan, and Anelva Ltd. of Japan.

Architectural, Automotive and Solar Glass Deposition Equipment. In architectural and automotive glass deposition systems, we primarily compete against Von Ardenne, AG, a German thin film deposition equipment company. In solar glass deposition systems, we primarily compete against Ulvac Technologies and Von Ardenne.

Consumer Products Packaging and Electronics Deposition Equipment. Our most significant competitors for web coating systems are Valmet General, headquartered in the United Kingdom and Kontex AG of Germany. In the coated PET bottle market, we compete with Sidel, a French filling line equipment company, and a division of Tetra-Pak (Swiss) SA.

Thin Film Coated Glass. Our primary competitors for thin film coated glass are The Samsung Corning, Co., Ltd, Merck Display Technologies Ltd., Shenzhen Nanbo Display Technology Co. Ltd., and Shenzhen Laibao Vactech Co. Ltd.

Our markets are highly competitive. Many of our competitors have substantially greater financial, technical, marketing and sales resources than we have.

Research and Development

We have approximately 50 engineers and scientists involved in research and development. We will continue to emphasize improvements in current equipment technology, the development of new process technologies for thin film deposition, and the modification of thin film material properties. The foundations of our success are based on engineering solutions, extensive experience with vacuum technologies, and the depth of our commercial deposition experience. Our customer oriented solutions include cost effective thin film deposition, simplified process control, and innovative deposition equipment designs. We continue to build on these traditions in the development of process control and deposition design, which lower the cost of ownership to the customer.

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

  Cleaning with direct current glow discharge, radio frequency etch and ion assisted etch; and

  Arc evaporation for high speed deposition of barrier layers.

Our research and development expenditures were $6.3 million in fiscal 2001, $9.2 million in fiscal 2002 and $12.2 million in fiscal 2003.

Intellectual Property

We use a combination of patent, copyright, trademark and trade secret protection as well as non-disclosure agreements and licensing arrangements to establish and protect our proprietary rights. Steps taken by us to protect our proprietary rights may not be adequate to prevent misappropriation of such rights or third parties from independently developing a functionally equivalent or superior technology. We have over 80 patents and patent applications.

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

Strategic Relationships with The Coca-Cola Company

In July 1997, we entered into a strategic relationship with The Coca-Cola Company to develop and produce thin film deposition equipment to apply barrier coatings to the outside of plastic bottles. We have designed and constructed prototype machines, and sold pilot lines to Coca-Cola. We continue to improve our barrier coating process technology and believe that our strategic relationship with The Coca-Cola Company presents us with a good foundation for technology development.

We then entered into a Commercialization Agreement with The Coca-Cola Company and KRONES AG effective September 2000, which specifies our rights and responsibilities with respect to this process and technology. We are responsible for manufacturing the thin film deposition equipment, including the integration of the bottle handling components supplied by KRONES AG. KRONES is responsible for selling and servicing the BESTPET deposition equipment. We and KRONES may sell to any third parties, provided that KRONES and The Coca-Cola Company receive royalty payments on third party sales. The Commercialization Agreement continues in effect until August 31, 2005. Even if the agreement is not renewed, we will retain a worldwide, non-exclusive license of the intellectual property related to thin film deposition on plastic bottles.

The LAC Acquisition

Effective December 31, 2000 we acquired the LAC business from Unaxis, which expanded our capabilities in the FPD market and enabled our entry into three new product markets: architectural, automotive and solar glass, consumer products packaging and electronics and plastic bottles.

Unaxis agreed that, until December 31, 2002, it would not compete with the LAC business we acquired. We also agreed to license certain intellectual property from Unaxis, and Unaxis agreed to license certain intellectual property from us. Since December 31, 2002, Unaxis has been free to compete with us in our markets with certain intellectual property related to our deposition technology.

China Joint Venture

In fiscal 1999, we entered into a joint venture with NSG, a major Japanese glass manufacturer, to supply the low and high resolution coated glass market from a production base in Suzhou, China. The China JV was formed as a limited liability company under the laws of the People’s Republic of China. We are 50%-50% joint venture partners with NSG, and the term of the China JV is 50 years. Profits, dividends, risks and losses are also shared by the partners in proportion to their equity contributions. Each party has contributed $3.2 million equity in cash, and the balance was derived from the conversion of retained earnings to paid in capital.

Our strategy for the China JV has involved the transfer of the majority of our thin film coated glass manufacturing capacity to China. We have transferred three thin film coating systems to the China JV facilities, bringing the number of high throughput coating systems to three. The China JV’s location in Asia allows them to produce coated glass in the China JV facility immediately adjacent to our primary source of raw glass, NSG, and in close proximity to the China JV’s Asian customer base. During fiscal 2003 we expanded into the color STN market by supplying thin film coated glass over color filter from our China JV. We will also continue to evaluate business opportunities that strengthen our position with the China JV’s customers.

Employees

As of June 28, 2003, we employed a total of 506 people, with 28 people in the United States, 429 in Europe and 49 in Asia, including regular, contract and temporary employees. Our United States workforce is non-union, the majority of our German work force is represented by a works council that has employee representation. Most companies in Germany are required to be represented by works councils. We negotiate wages and benefits annually with our German workforce. Our workforce in Asia is primarily dedicated to sales and customer service. We consider our relationship with our employees to be good.

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

Trademarks

ATX-700, NEW ARISTO, Terra-G, SOLARISTO, ECOVERA, ATON, MULTIWEB, TOPMET, TOPBEAM, MULTIMET, GMS Tester, VES 400, and TWINMAG are trademarks or registered trademarks of ours. Coca-Cola and BESTPET are registered trademark of The Coca-Cola Company. KRONES is a registered trademark of KRONES AG.

ITEM 1 (d): Information About Foreign Operations

See “ITEM 1(c): Narrative Description of Business — Sales, Marketing, and Customers” and “China Joint Venture”.

ITEM 2: Properties

See "ITEM 1 (c): Narrative Description of Business -Manufacturing and Facilities"

ITEM 3: Legal Proceedings

From time to time, we may be subject to litigation and claims incident to our business. As of the date of this report, we are not involved in any legal proceedings which, if not settled in our favor, would, individually or collectively, have a material adverse impact on our financial condition.

ITEM 4: Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 2003 to a vote of our Shareholders.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Thomas T. Edman...............	41	Director, President and Chief Executive(2)
Graeme Hennessey..............	65	Vice President - Sales and Marketing(2)
Lawrence D. Firestone........	45	Chief Financial Officer, Treasurer and Secretary(2)
Helmut Frankenberger.........	46	Executive Vice President - Sales & Marketing(2)
Jim Scholhamer..................	37	Senior Vice President - Operations(2)
Allen Alley..........................	49	Director(1)
John S. Chapin....................	62	Director
Chad D. Quist.....................	41	Director(1)
Richard P. Beck...................	70	Director, Chairman of the Board(1)
Vincent Sollitto, Jr. ..............	55	Director(1)

_________________

(1)     Member of the Audit, Compensation Committees, Nominating and Governance Committees.
(2) Executive Officer

Thomas T. Edman has been employed by our company since June 1996 and has served as our President and Chief Executive Officer since May 1998. From June 1996 until May 1998, Mr. Edman served as Chief Operating Officer and Executive Vice President. Mr. Edman has served as a director of our company since July 1998. From 1993 until joining our company, he served as General Manager of the High Performance Materials Division of Marubeni Specialty Chemicals, Inc., a subsidiary of a major Japanese trading corporation. Mr. Edman also serves on the national board of directors of the American Electronics Association, a professional trade organization, and is chairman of its audit committee. Mr. Edman has a bachelors of arts degree in East Asian studies (Japan) from Yale and received a masters degree in business administration from The Wharton School at the University of Pennsylvania.

Graeme Hennessey has served as our Vice President — Sales and Marketing since April 1993 and is currently also President of Applied Films Asia Pacific. From 1980 until he joined our company, Mr. Hennessey was employed by Donnelly Corporation as a product line manager where he was responsible for sales and marketing as well as manufacturing. Mr. Hennessey has a bachelors of science degree in physics from Catholic University of America and a masters degree in physics from Fordham University.

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

Helmut Frankenberger served as our Executive Vice President — Sales & Marketing since the LAC acquisition on December 31, 2000 through August 31, 2003 when he resigned his position with Applied Films Corporation. Prior to the acquisition, Mr. Frankenberger served as President of Balzers Process Systems, located in Germany, since 2000, and the Vice President of Large Area Display Division since 1999. From 1997 through 1998, he served as the Division Manager of Display Products, and from 1996 through 1997, served as the Division Manager of Data Storage at Balzers Process Systems. From 1969 to 1987 Mr. Frankenberger served in various capacities related to sales, marketing and equipment service for Leybold Deutschland in Germany, Japan and the United States. Mr. Frankenberger obtained his bachelors degree in electronic and computer science from University Darmstadt in Germany.

Jim Scholhamer has served as our Senior Vice President since July 2003. From January 2001 to July 2003, Mr. Scholhamer was the Vice President — Operations and from August 1997 to January 2001 he was the Director of Operations for Thin Film Coatings. From 1992 until he joined the Company, Mr. Scholhamer held the titles of Manufacturing Manager and Process Engineer at Viratec Thin Films, Inc., located in Minnesota. From 1989 to 1992, Mr. Scholhamer served as Production Manager and Process Engineer at Ovonic Synthetic Materials, Inc., a division of Energy Conversion Devices, located in Michigan. Mr. Scholhamer has a bachelors of science degree in engineering from the University of Michigan.

Allen H. Alley has been a director of our company since September 2002. Mr. Alley co-founded Pixelworks and has served as the President, CEO, and chairman of the board of Pixelworks since its inception in 1997. From 1992 to 1997, Mr. Alley served as the Vice President Corporate Development, Engineering and Product Marketing at InFocus Systems, a leading electronic display company. While at InFocus, Mr. Alley was also the co-CEO of a joint venture with Motorola, Inc. called Motif. From 1986 until 1992, Mr. Alley served as General Partner with Battery Ventures, a venture capital investment firm. From 1983 to 1986, Mr. Alley was the Director of Mechanical Computer Aided Engineering of Computervision Corporation, a computer-aided design software developer. From 1979 to 1983, Mr. Alley was a Lead Mechanical Engineer at Boeing Commercial Airplane Division. From 1976 to 1979, Mr. Alley served as a Product Design Engineer for the Ford Motor Company. Additionally, Mr. Alley serves on the board of directors of the Oregon Museum of Science and Industry, is the Chairman of the Oregon Council of Knowledge and Economic Development, and in February 2002, he accepted an appointment by President George W. Bush to the US-Japan Private Sector Government Commission. Mr. Alley holds a bachelors of science degree in mechanical engineering from Purdue University.

John S. Chapin co-founded Applied Films Lab, Inc. in 1976 and served as Vice President — Research, Corporate Secretary from 1976 to November 2000. Mr. Chapin has also served as a director of our company since its inception. Mr. Chapin is the inventor of the planar magnetron and co-inventor of a reactive sputtering process control. Mr. Chapin has a bachelors of science degree in geophysics from the Colorado School of Mines and a masters degree in electrical engineering from the University of Colorado.

Chad D. Quist has been a director of our company since April 1997. Mr. Quist is the President of Optera, Inc., a wholly-owned subsidiary of Magna Donnelly Corporation. Mr. Quist has been employed by Magna Donnelly since 1995. Optera, Inc. is a leading supplier of glass components for the touch screen and display industry. From 1989 to 1995, Mr. Quist served as Vice President of Fisher-Rosemont, Inc., an industrial instrumentation company. Mr. Quist has a bachelors degree in engineering from Stanford University and a masters degree in business administration from the Kellogg Graduate School of Business at Northwestern University.

Richard P. Beck has served as our director since May 1998 and Chairman of the Board since October 2001. From March 1992 to May 2002, Mr. Beck served in various capacities for Advanced Energy Industries, Inc., a publicly held manufacturer of power conversion and integrated technology solutions, including Senior Vice President from November 2001 to May 2002, Senior Vice President and Chief Financial Officer from February 1998 to November 2001, and Vice President and Chief Financial Officer from March 1992 to February 1998, and he continues to serve as a Director of the company. From November 1987 to March 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck serves as a director of Photon Dynamics, Inc. and TTM Technologies, Inc., both publicly held companies, and he serves as chairman of their audit committees. Mr. Beck has a bachelors of science degree in accounting and a masters degree in business administration in finance from Babson College.

Vincent Sollitto, Jr. has been a director of our company since October 1999. Mr. Sollitto is the President and Chief Executive Officer and member of the board of Brillian Corporation. From July 1996 to February 2003, Mr. Sollitto was President and Chief Executive Officer and a member of the Board of Directors at Photon Dynamics, Inc. From August 1993 to 1996, Mr. Sollitto was the General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Prior to 1991, Mr. Sollitto spent 21 years in various management positions at IBM, including Director of Technology and Process. Mr. Sollitto serves as a director on the boards of Irvine Sensors Corporation and Ultratech Inc.. Mr. Sollitto holds a bachelor of science degree in electrical engineering from Tufts College.

Executive Officers

The Board of Directors elects executive officers on an annual basis. Executive officers serve at the pleasure of the board.

ADDITIONAL ITEM:  RISK FACTORS

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

  we use the percentage of completion revenue accounting method;

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

In fiscal 2001 and fiscal 2002, we experienced a downturn in the FPD market, and there can be no assurance when or if demand for active matrix LCD’s or thin film transistors, or TFTs or plasma display panels will increase. Unfavorable economic conditions that relate to the consumer electronics or other industries in which we operate, or that result in reductions in capital expenditures by our customers, could have a material adverse effect on our business, operating results, financial condition and prospects.

Our industry is subject to rapid technological change, and we may not be able to forecast or respond to commercial and technological trends.

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

We derive a substantial portion of our net revenues from complex, customized products that are a major capital expenditure for our customers and typically require long lead times. Because of the significance of the product purchase decision, prior to placing an order, prospective customers generally commit resources to test and evaluate our products and often require a number of product presentations and demonstrations before reaching a sufficient level of confidence in the product’s performance and compatibility with the customer’s specific requirements. The sales cycle of our products is typically six to 15 months or more, requiring us to invest significant marketing and engineering resources in attempting to make sales and delaying the generation of revenue. Following periods of economic downturn during which the sales process may have been suspended, the long sales cycle will lengthen the period following economic recovery before we will begin to receive revenues. Long sales cycles also subject us to other risks, including customers’ budgetary constraints, internal acceptance reviews and cancellations. The time required for our customers to incorporate our products into their systems can also be lengthy and require significant on-site engineering support. Because our customers’ final payment obligations are not triggered until ultimate product acceptance, any delay in acceptance could postpone our receipt of the final 10-15% of the purchase price.

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

  foreign currency exchange conditions; and

  price of our products and our competitors’ products.

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

Export revenues to customers outside of our manufacturing center in Europe represented approximately 79% of our net revenues in fiscal 2001, 60% of our net revenues in fiscal 2002 and 71% of our net revenues in fiscal 2003. The principal international markets into which we and our China JV sell our products are China (including Hong Kong), Korea, Japan and Taiwan. Banking and currency problems in Asia have had and may continue to have an adverse impact on our revenues and operations. Our operations in China will be subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors. This growth may continue to be uneven and any slowdown may have a negative effect on our business. We believe international sales will continue to represent a significant portion of our sales, and that we will continue to be subject to the normal risks of conducting business internationally. Such risks include:

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

In fiscal 2003, approximately 3% of our net revenues were denominated in yen, 90% were denominated in Euros and 7% were denominated in U.S. dollars. Any strengthening or weakening of the yen, Euro or U.S. Dollar in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness, as our products will become more expensive to customers outside Europe and less competitive with products produced by competitors outside Europe. A strengthening of the Euro or other competitive factors could put pressure on us to denominate a greater portion of our Japanese sales in yen, thereby increasing our exposure to fluctuations in the Euro-yen exchange rate. Our China JV transacts much of its business in Chinese Yuan Renminbi. While this currency has remained fairly constant in value, any devaluation of the Chinese Yuan Renminbi would adversely affect our business, operating results, financial conditions and prospects. Foreign sales also expose us to collection risks in the event it becomes more expensive for our foreign customers to convert their local currencies into dollars. Fluctuations in exchange rates could adversely affect our competitive position or result in foreign exchange losses, either of which could materially adversely affect our business, operating results, financial conditions and prospects.

The assets, liabilities and operating expenses of our German operations are reported in Euros. Our financial statements, including our consolidated financial statements, are expressed in dollars. The translation exposures that result from the inclusion of financial statements that are expressed in functional currencies other than dollars are not hedged. These net translation exposures are taken into stockholders’ equity. As a result, our operating results are exposed to fluctuations of Euros against the dollar. As of June 28, 2003, the unrealized translation adjustment was $11.5 million, which was primarily attributable to the goodwill and other intangible assets from the LAC acquisition that are denominated in Euros and intercompany debt denominated in the functional currency of the country.

We derive a significant portion of our revenue from large sales to a small number of large customers, and if we are not able to retain these customers, or if they reschedule, reduce or cancel orders, our revenues would be reduced and our financial results would suffer.

Our ten largest customers accounted for 53% of our net revenues in fiscal 2003. Revenues from Guardian Industries represented 13.6% of net revenues for fiscal 2003. Revenues from our largest customers have varied significantly from year to year and will continue to fluctuate in the future. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. If a large order were delayed or cancelled, our revenues would significantly decline, and the loss of, or a significant reduction of purchases by, one or more of our significant customers would materially adversely affect our business, operating results, financial condition and prospects. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. There are a limited number of potential customers in each of our markets, and we expect that sales to a relatively small number of customers will continue to account for a high percentage of our revenues in those markets in the foreseeable future.

The failure of our strategic partners to devote adequate resources to marketing and distributing our products could limit our ability to grow or sustain our revenues and earnings.

The success of our strategy to develop emerging high growth market opportunities depends on the level of sales, marketing and distribution support we receive from our strategic partners. For example, we have little experience in the market for barrier coated plastic bottles. We have developed PET bottle deposition equipment for this market in partnership with The Coca-Cola Company and KRONES AG. We are relying on KRONES to provide the atmospheric top coater and the necessary sales, marketing and distribution support of our product once it is commercially viable to introduce our product the PET bottle market. The failure of Coca-Cola to devote adequate resources toward product development and KRONES to devote adequate resources to marketing and distributing our PET bottle deposition equipment could limit our ability to grow or sustain our revenues and earnings.

If we are unable to continue to introduce new products, our results will be adversely affected.

We believe our future growth depends significantly upon our ability to successfully introduce new products, such as our Solar, VES 400 and BESTPET, deposition systems. We are subject to the risks inherent in the development of new products, including risks associated with attracting and servicing a customer base, manufacturing products in a cost-effective and profitable manner, and training qualified engineering, manufacturing, service and marketing personnel. Product development is based on our expectations regarding future growth of target markets, but it is difficult to anticipate the direction of future growth and to design equipment to meet the needs of a changing market. Changes in technology could render our products less attractive. If the market for our new products fails to grow, or grows more slowly than anticipated, we may be unable to realize the expected return on our investment in product development, and our business, operating results, financial condition and prospects could be materially adversely affected. Among other markets, we are anticipating growth in the plastic bottle market. If commercialization of that technology develops more slowly than we expect, if the market demand fails to develop as anticipated, or if alternative technologies are more successful in meeting market needs, our future results will be negatively affected.

We manufacture all of our products at two facilities, and any prolonged disruption in the operations of those facilities or a demand for products that exceeds the manufacturing capacity at such facilities, could have a material adverse effect on our revenues or equity earnings.

We produce all of our products in our manufacturing facilities located in Alzenau, Germany, and the facilities leased by the China JV in Suzhou, China. Any prolonged disruption in the operations of our manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. In addition, if customer demand for equipment exceeds the manufacturing capacity of our facilities, the growth in our revenues or equity earnings from the Joint Venture could be negatively affected. If we cannot deliver our systems on time, our revenues could also be adversely affected.

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

Our coated glass revenues, and equity earnings from Joint Venture depend solely on the China JV with Nippon Sheet Glass Co., Ltd., (“NSG”), in China. The results of the China JV depend on the continuing cooperation of NSG. The success of the China JV is subject to a number of risks, over many of which we have limited control. We rely on NSG to house the China JV within its glass fabrication facility and to supply glass to the China JV. We also rely on NSG’s management personnel to manage the day-to-day operations of the China JV, and the managing director of the China JV is employed by NSG as well as by the China JV. We do not have employment agreements with any management personnel at the China JV. The China JV’s future success will be dependent in part on our ability to continue to effectively participate in the China JV and manage our relationship with NSG. Our business, operating results, financial condition or growth could be materially adversely affected if NSG ceases to supply glass to the China JV, focuses its management and operational efforts on other activities or terminates the joint venture.

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

The market to supply thin film coated glass to liquid crystal display, or LCD, manufacturers is highly competitive. Many of our competitors have substantially greater financial, technical, marketing and sales resources than we or our China Joint Venture have. Additional competitors may enter our markets, certain of which may offer lower prices. Prices for much of our low resolution thin film coated glass products supplied to the LCD market declined in past years. We and our Joint Venture have experienced further pricing pressures and decreased demand in fiscal 2003, and we may in the future experience pricing pressures as a result of a decline in industry demand, excess inventory levels, increases in industry capacity or the introduction of new technologies. Many of our customers are under continuous pressure to reduce prices and we expect to continue to experience downward pricing pressures on our thin film coated glass products. We and our Joint Venture are frequently required to commit to price reductions before we know that the cost reductions required to maintain profitability can be achieved. To offset declining sales prices, we and our Joint Venture must achieve manufacturing efficiencies and cost reductions and obtain orders for higher volume products. If we are unable to offset declining sales prices, our gross margins on coated glass will decline and equity earnings from the Joint Venture will decline.

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

  pay damages, including treble damages and attorney’s fees in some circumstances; or

  redesign those products that use such technology.

If we are forced to take any of the foregoing actions, our business could be severely harmed.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

In fiscal 2003, 71% of our revenue was derived from sales in foreign countries outside of our manufacturing center in Europe, including certain countries in Asia such as Taiwan, Korea, China and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of Europe and the United States, and many companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. In many instances, the publication of a patent prior to the filing of a patent application in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing, which provides competitors an advance view of the contents of a patent application prior to the establishment of the patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

Our assets may become impaired

We prepare our financial statements in conformity with U.S. GAAP. U.S. GAAP requires us to annually evaluate whether certain assets have been impaired. Goodwill is tested for impairment using a fair-value-based approach. In addition, GAAP also requires us to evaluate the carrying value of all long-lived intangible assets other than goodwill whenever events or circumstances indicate that the carrying value of assets may exceed their recoverable amounts. An impairment loss on long-lived intangible assets other than goodwill is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. One or more impairment losses could adversely affect our financial condition and results of operations.

Recently the FASB issued new pronouncements under FASB 142 regarding goodwill and intangible assets and under FASB 144 long-lived assets. As a result of the acquisition of the large area coatings business and the adoption of FASB 142 in July of 2001, we have $89.0 million in goodwill and intangible assets on our balance sheet of which $61.3 million is goodwill, which we do not amortize. We undergo an impairment test each year and based on future market conditions these assets could become impaired and our financials would need to be adjusted to reflect that. This could negatively impact our financial performance.

Because of our 50% ownership in the Joint Venture, we record our portion of the earnings from the Joint Venture in the investments in Joint Venture section of the balance sheet. This item is a long-lived asset and under FASB 144 long-lived assets will undergo our impairment test each year, based on current market conditions. This asset could become impaired and our financial statements would need to be adjusted to reflect that. This could negatively impact our financial performance.

If we fail to comply with environmental regulations, our operations could be suspended.

We use hazardous chemicals in producing our products. As a result, we are subject to a variety of local, state and federal governmental regulations in Germany relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Environmental claims against us or our failure to comply with any present of future regulations could result in:

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

Our articles of incorporation and bylaws contain various provisions, including notice provisions, provisions for staggered terms of office of the board of directors, fair price provisions, and provisions authorizing us to issue preferred stock, this situation may make it more difficult for a third-party to acquire, or may discourage acquisition bids for, our company. Such provisions could limit the price that certain investors would be willing to pay in the future for shares of our common stock.

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

	High	Low
Fiscal 2002:
First Quarter	$25.30	$12.95
Second Quarter	34.47	15.03
Third Quarter	35.20	20.82
Fourth Quarter	27.95	9.05
Fiscal 2003:
First Quarter	$11.99	$7.90
Second Quarter	21.67	7.41
Third Quarter	21.40	12.80
Fourth Quarter	26.15	14.90
Fiscal 2004:
First Quarter (through August 27, 2003)	$32.90	$23.75

On August 27, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $30.951 per share and there were approximately 47 stockholders of record of the common stock. We estimate that there are approximately 2,481 beneficial owners of the common stock.

Information required by this item regarding equity compensation plans is addressed in Item 12 of Part III of this report.

ITEM 6: Selected Consolidated Financial Data

This section presents our selected historical financial data. You should read carefully the financial statements included in this report, including the notes to the financial statements. The selected data in this section is not intended to replace the financial statements. The amounts below have been adjusted to show the operating results of the Longmont Coatings Division, which was sold on September 24, 2002, as discontinued operations.

We derived the consolidated balance sheet data for the years ended June 28, 2003 and June 29, 2002, and our consolidated statement of operations data for each of the three years in the period ended June 28, 2003, from the audited consolidated financial statements in this report. The financial statements for June 28, 2003, June 29, 2002 and June 30, 2001 were audited by Ernst & Young LLP, independent auditors. The financial statements for the fiscal years 1999 and 2000 were audited by Arthur Andersen LLP, independent auditors. The consolidated balance sheet data as of July 3, 1999, July 1, 2000, and June 30, 2001 and the consolidated statement of operations data for the years ended July 3, 1999 have been derived from audited consolidated financial statements that are not included in this report.

	Fiscal Year Ended
	July 3, 1999	July 1, 2000	June 30, 2001	June 29, 2002	June 29, 2003
	(in thousands, except per share data)
Net revenues	$ 4,616	$ 7,133	$ 96,316	$ 137,142	$ 154,233
Cost of goods sold	1,920	5,348	74,691	104,574	117,619

Gross profit	2,696	1,785	21,625	32,568	36,614
Operating expenses:
Selling, general and administrative	3,341	3,937	15,657	23,747	24,312
Research and development	881	1,237	6,303	9,220	12,178
In-process research and development	-	-	11,500	-	-
Amortization of intangible assets	-	-	5,036	3,356	3,779

Loss from operations	(1,526)	(3,389)	(16,871)	(3,755)	(3,655)
Other income, net
Interest income, net	(553)	447	1,034	701	2,025
Other income, net	40	272	805	2,249	1,600
Equity earnings of Joint Venture	382	2,381	4,421	465	2,231

Income (loss) from continuing operations before income taxes	(1,657)	(289)	(10,611)	(340)	2,201
Income tax benefit (provision)	669	1,257	5,941	(91)	(491)

Income (loss) from continuing operations	(988)	968	(4,670)	(431)	1,710
Discontinued operations:

Income (loss) from discontinued operations, net of tax	764	2,155	337	(591)	(85)
Gain on disposal of discontinued operations, net of tax	-	-	-	-	429

Discontinued operations, net of tax	764	2,155	337	(591)	344
Cumulative effect of change in accounting principle, net of tax	-	(50)	-	-	-
Net income (loss)	(224)	3,073	(4,333)	(1,022)	2,054

Preferred dividends	-	-	(367)	(315)	-

Net income (loss) applicable to common stockholders	$ (224)	$ 3,073	$ (4,700)	$ (1,337)	$ 2,054

Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$ (0.28)	$ .22	$ (0.78)	$ (0.08)	$ 0.15
Income (loss) from discontinued operations	.22	.50	0.05	(0.06)	0.03
Cumulative effect of change in accounting principle, net of tax	-	(0.01)	-	-	-

Basic earnings (loss) per share	$ (0.06)	$ 0.72	$ (0.73)	$ (0.14)	$ 0.18

Diluted:
Earnings (loss) from continuing operations	$ (0.28)	$ .21	$ (0.78)	$ (0.08)	$ 0.15
Income (loss) from discontinued operations	0.22	.49	0.05	(0.06)	0.03
Cumulative effect of change in accounting principle, net of tax	-	(0.01)	-	-	-

Diluted earnings (loss) per share	$ (0.06)	$ 0.69	$ (0.73)	$ (0.14)	$ 0.18

Weighted average common shares outstanding:
Basic	3,478	4,255	6,414	9,628	11,096

Diluted	3,478	4,439	6,414	9,628	11,250

	July 3, 1999	July 1, 2000	June 30, 2001	June 29, 2002	June 29, 2003

Consolidated Balance Sheet Data:
Working capital	$ 11,812	$ 63,785	$ 22,417	$ 81,128	$ 88,684
Total assets	26,159	79,673	167,484	215,108	254,742
Long-term debt, net of current portion	7,180	-	6,483	-	-
Total stockholders' equity	14,658	73,197	89,192	154,570	177,198

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis
of Financial Condition and Results of Operation

You should read this discussion together with the financial statements and other financial information included in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. Please see “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this report.

Overview

We are a leading provider of thin film deposition equipment to the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. Our deposition systems deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies. We also sell thin film coated glass produced by our China Joint Venture to the flat panel display, or FPD, industry.

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

Effective September 24, 2002, we sold certain assets related to our contract glass coating business to Information Products Longmont, Inc. (since renamed Optera), which is a subsidiary of Magna Donnelly Corporation. The assets we sold included thin film deposition equipment, inventory, office furniture and equipment, certain intellectual property rights, including know-how related to the glass coating operations and certain other assets located at Applied Films’ facility in Longmont, Colorado. The transaction did not affect our ownership position in the China JV or the sale of coated glass that we conduct from our Hong Kong office.

Our China JV was formed to lower our product cost, and to operate in a closer proximity to our raw glass supply and our Asian customer base. We buy coated glass manufactured by the China JV and resell it to our customers in Asia. While our sales of coated glass products appear as revenues on our consolidated financial statements, because of the 50%-50% ownership structure of the China JV, the revenues and expenses of the China JV itself are not consolidated and do not appear as revenues and expenses in our financial statements. The benefit of the lower cost structure of the China JV is captured in the net income of the China JV, 50% of which appears as “Equity earnings of Joint Venture” in our consolidated statements of operations.

The following table sets forth our net revenues (net of returns and allowances) by our industry segments for the last three fiscal years (in thousands):

Fiscal year ended

	June 30, 2001	June 29, 2002	June 28, 2003

Thin film coated glass	$ 11,124	$ 6,085	$ 6,159
Thin film deposition equipment	85,192	131,057	148,074

Total net revenues	$ 96,316	$ 137,142	$ 154,233

The following table sets forth our net revenues as a percentage of total revenues by our industry segments for the last three fiscal years:

	Fiscal year ended

	June 30, 2001	June 29, 2002	June 28, 2003

Thin film coated glass	11.6%	4.0%	4.0%
Thin film deposition equipment	88.4%	96.0%	96.0%

Total net revenues	100.0%	100.0%	100.0%

Revenues for thin film deposition equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Coated glass revenues and related costs are recognized when products are shipped to the customer and title transfers.

The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer and a protracted technical sales effort. We operate with a backlog of new and in-process equipment orders. Deposition equipment backlog was $99.2 million at the end of fiscal 2001, $41.1 million at the end of fiscal 2002, and $100.6 million at the end of fiscal 2003. The increase in backlog was caused by strong order volume in fiscal 2003 for all of our products. Given the average manufacturing time of our products of nine months, this increase in backlog is comprised of revenue not yet recognized from deposition equipment contracts denominated in Euros, U.S. dollars and Japanese yen and, unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment. We generally ship our thin film coated glass within 30 days of receipt of the order and therefore we do not customarily have a backlog of coated glass sales.

Revenues generated from exports to customers outside of our manufacturing center in Europe were 60% in fiscal 2002 compared to 71% of revenues for fiscal 2003.

Sales of products purchased from the China JV for resale to our customers are generally denominated in U.S. dollars and sales of products manufactured in Germany are generally denominated in Euros. The U.S. dollar equivalent of gross revenues in Japanese yen and Euros were approximately $7.1 million and $117.2 million, respectively, for fiscal 2002 and $5.0 million and $138.4 million, respectively for fiscal 2003. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. As of June 28, 2003, the U.S. dollar equivalent of accounts receivable denominated in Japanese yen and Euros were approximately $1.1 million and $8.4 million, or approximately 9% and 71% respectively, of total accounts receivable. As of June 28, 2003, the U.S. dollar equivalent of accounts payable are denominated in Japanese yen and Euros were approximately $363,000 and $9.9 million, or approximately 1% and 55% respectively, of total accounts payable.

Results of Operations

The following table sets forth information derived from the consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

The amounts below have been adjusted to show the operating results of the Longmont Coatings Division, which was sold on September 24, 2002, as discontinued operations.

	Fiscal year ended

	June 30, 2001	June 29, 2002	June 28, 2003

Consolidated Statement of Operations Data:
Coated Glass Revenue	11.6%	4.0%	4.0%
Equipment Revenue	88.4	96.0	96.0

Net revenues	100.0	100.0	100.0
Cost of goods sold	77.5	76.3	76.3

Gross profit	22.5	23.7	23.7
Operating expenses:
Selling, general and administrative	16.3	17.3	15.8
Research and development	6.5	6.7	7.9
In-process research and development	11.9	-	-
Amortization of goodwill and intangible assets	5.3	2.4	2.4

Operating loss	(17.5)	(2.7)	(2.4)
Interest income (expense)	1.1	0.5	1.3
Other income, net	0.8	1.6	1.1
Equity earnings of Joint Venture	4.6	0.3	1.4

Income (loss) from continuing operations before income taxes	(11.0)	(0.2)	1.4
Income tax benefit (provision)	6.2	(0.1)	(0.3)

Income (loss) from continuing operations	(4.8)	(0.03)	1.1
Discontinued operations:
Results of operations, net of tax	0.3	(0.4)	(0.1)
Gain on sale of Longmont Coatings, net of tax	-	-	0.3

Discontinued operations, net of tax	0.3	(0.4)	0.2
Net income (loss)	(4.5)	(0.07)	1.3
Preferred Stock Dividends	(0.4)	(0.2)	-

Net income (loss) applicable to common shareholders	(4.8)%	(0.9)%	1.3%

Year Ended June 29, 2002 Compared to Year Ended June 28, 2003

Net Revenues. Net revenues increased 12.5% from $137.1 million in fiscal 2002 to $154.2 million in fiscal 2003. Our revenue concentration remained focused on the equipment segment of our business as our revenues generated by equipment sales remained constant at 96% of total net revenues in fiscal 2002 and fiscal 2003.

Net revenues from thin film deposition equipment increased 13.0% from $131.1 million in fiscal 2002 to $148.1 million in fiscal 2003. This increased reflects orders from Taiwanese display customers during fiscal 2003 compared with no order activity from Taiwan during fiscal 2002 and strong orders and increased revenues from our architectural glass customers during fiscal 2003 which led to an increase in equipment backlog from $41.1 million at the end of fiscal 2002 to $100.6 million at the end of fiscal 2003.

Thin film coated glass revenues increased from $6.1 million in fiscal 2002 to $6.2 million in fiscal 2003.

Gross Profit. Gross profit increased from $32.6 million in fiscal 2002 to $36.6 million in fiscal 2003. The increase in gross profits was due primarily to the revenue growth as gross margins were 23.7% in both fiscal 2002 and fiscal 2003.

Selling, General and Administrative. As a result of cost management, selling, general and administrative expenses increased 2.5% from $23.7 million in fiscal 2002 to $24.3 million in fiscal 2003. As a percentage of net revenues, selling, general and administrative expenses declined from 17.3% in fiscal 2002 to 15.8% in fiscal 2003.

Research and Development. Research and development expenses increased 32.1% from $9.2 million in fiscal 2002 to $12.2 million in fiscal 2003. In fiscal 2003 growth in Research and Development for Display was driven by the development efforts targeted towards generation 6 and 7 glass sizes. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development and technology development for Display, OLED, Solar, PET bottle process development and other research and development activities. As a percentage of net revenues, research and development expenses were 6.7% in fiscal 2002 and 7.9% in fiscal 2003.

Amortization of Other Intangible Assets. In the fiscal year ended June 29, 2002, amortization of other intangible assets related to the LAC acquisition was $3.4 million. In the fiscal year ended June 28, 2003, amortization of other intangible assets was $3.8 million. The increase in amortization of other intangible assets was due to the currency fluctuation between the U.S. dollar and the Euro. The intangible assets are carried on the balance sheet of our German subsidiary and the strength of the Euro during fiscal 2003 increased this amortization amount as it is reported in US dollars.

Interest Income. Interest income was $701,000 in fiscal 2002 and $2.0 million in fiscal 2003. At the end of fiscal 2002 our average investment yield was 2.6% compared to 2.4% at the end of fiscal 2003. The increase in interest income was because the excess cash that was invested as a result of the equity offering that we closed in November 2001 which was invested for only part of the fiscal 2002 year as compared to a full year of investment in fiscal 2003.

Other Income. Other income decreased from $2.2 million in fiscal 2002 to $1.6 million in fiscal 2003. Other income includes items such as realized foreign currency transaction adjustments and royalties earned from the China JV. We receive a 2% royalty on all sales by the China JV, payable quarterly. In fiscal 2002, $762,000 was reported for the reversal of unused reserves for the completion of the building in Alzenau, Germany. Fiscal 2003 other income arose primarily from realized currency translation.

Equity earnings of Joint Venture. Our equity earnings of the China JV increased from $465,000 in fiscal 2002 to $2.2 million in fiscal 2003. The 379.8% increase in equity earnings is primarily due to the increase in the market for color STN coated glass for the cellular telephone handset market.

Income Tax Expense. We recorded a tax expense for fiscal 2002 of $91,000 compared to $491,000 for fiscal 2003. The income tax expense reflects the tax effect of the earnings of each operating subsidiary and their respective tax rates. The income tax expense for fiscal 2003 was increased by a valuation allowance against the deferred tax asset. There are several items which lower our effective tax rates in some of the countries in which we operate, such as the tax effect of the amortization of goodwill and other intangible assets in Germany, tax-free investment and interest income in the U.S., and equity earnings of the Joint Venture which are reported as tax free because the earnings will be reinvested in the Joint Venture as a permanent investment.

Discontinued Operations.  On September 24, 2002, we sold the Longmont Coatings Division to Information Products for $5.2 million in cash. We accounted for the sale as a discontinuance of business and our financial statements have been restated to reflect our business without the results of the Longmont Coatings business. The $85,000 loss reflected the operating results of that business for fiscal 2003 through September 24, 2002. The $429,000 gain was the after tax gain on the sale of assets related to discontinued operations.

Year Ended June 30, 2001 Compared to Year Ended June 29, 2002

Net Revenues. Net revenues increased 42.4% from $96.3 million in fiscal 2001 to $137.1 million in fiscal 2002 as a result of a full year reporting of combined company results following the LAC acquisition. Our revenue concentration continued to shift to the equipment segment of our business as our revenues generated by equipment sales increased from 88.4% of total net revenues in fiscal 2001 to 96.0% in fiscal 2002.

Net revenues from thin film deposition equipment increased from $85.2 million in fiscal 2001 to $131.1 million in fiscal 2002, due primarily to a full year reporting of combined company results following the LAC acquisition. However, equipment backlog declined from $99.2 million at the end of fiscal 2001 to $41.1 million at the end of fiscal 2002 primarily due to a weakness in bookings for new orders in the architectural and FPD portions of the equipment business during fiscal 2002.

Thin film coated glass revenues decreased 45% from $11.1 million in fiscal 2001 to $6.1 million in fiscal 2002. This reduction resulted from lower prices which reduced our gross margins, and reduced demand for coated glass used in low end LCD displays.

Gross Profit. Gross profit increased from $21.6 million in fiscal 2001 to $32.6 million in fiscal 2002, largely driven by the increased revenues from the equipment segment of our business as we reported a full year of combined company operations following the LAC acquisition. Gross margins were 22.5% in fiscal 2001 and 23.7% in fiscal 2002. Equipment revenues generally have higher gross margins than coated glass revenues. Gross margins were negatively affected during the year by sales of certain coated glass inventory at a market price that had moved below cost. Additionally we experienced a cost overrun on a transport system for an architectural glass equipment customer.

Selling, General and Administrative. Selling, general and administrative expenses increased from $15.6 million in fiscal 2001 to $23.7 million in fiscal 2002. This increase represents a full year of combined company results following the LAC acquisition. As a percentage of net revenues, selling, general and administrative expenses were 16.3% in fiscal 2001 and 17.3% in fiscal 2002.

Research and Development. Research and development expenses increased 46.3% from $6.3 million in fiscal 2001 to $9.2 million in fiscal 2002. This increase represents a full year of operations of the combined company following the LAC acquisition. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development and technology development for OLED, Solar, PET bottle process development and other research and development activities. As a percentage of net revenues, research and development expenses were 6.5% in fiscal 2001 and 6.7% in fiscal 2002.

In-Process Research and Development. During the fiscal year ended June 30, 2001, we recognized an $11.5 million non-recurring charge to write-off in-process research and development (IPR&D) costs attributed to the LAC acquisition. Several projects were included, of which the principal projects were based on the following technologies: organic light emitting diodes (OLED) for flat panel displays, barrier improvement coating technology for plastic bottles, rotatable cathodes for depositing thin films, planar cathodes for depositing thin films and thin film coating technology for solar cells used to generate electrical power.

The following table discloses by product the percentage complete at the December 31, 2000 acquisition date, the estimated value at the acquisition date and the estimated completion date at the time of the acquisition (dollars in thousands):

Projects	% Complete At Acquisition	Estimated Value	Estimated Complete Date at time of Acquisition

OLED for flat panel displays	6.0%	$ 3,450	October 2002
Barrier coatings for plastic bottles	45.0%	4,255	June 2002
Rotatable cathode	10.0%	230	June 2002
Planar cathode	0.0%	575	March 2002
Thin film coating technology for solar cells	14.0%	2,990	June 2002

Total		$ 11,500

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

We have delivered one system using the OLED technology, and that system achieved its final specification at the customer site. We intend to continue to improve the OLED technology and believe that the initial development will be concluded by the end of fiscal 2004. We expect to recognize revenues from sales of deposition equipment including OLED technology in calendar 2004 and 2005.

We have delivered several systems using the BESTPET barrier coating technology for plastic bottles which is the first of two coatings necessary to achieve the improved barrier results. We recently experienced a setback with the atmospheric barrier protection top coat, as our partner Krones AG was not able to deliver a commercially viable coating system for the top coat. We continue to develop the technology in our own labs in an effort to develop a process that will improve the characteristics of the barrier coatings. We have not established a revised estimate for the completion of this technology.

We have discontinued development of the specific rotatable cathode technology projects that were outstanding at the closing and decided instead to obtain this technology from a third party. We have also discontinued efforts to develop the specific planar cathode technology projects that were outstanding at the closing. We are instead pursuing other planar cathode technologies.

We have delivered five systems using thin film coating technology for solar cells and continue to develop enhancements to that technology. With these developments, we continue to position ourselves as a market leader in developing high volume manufacturing solutions for the solar cell market.

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

Income Tax Benefit (expense). We recorded a tax expense during fiscal 2002 of ($91,000). The income tax expense for 2002 was reduced by approximately $1.9 million due to the establishment of a valuation allowance on net operating loss. The income tax benefit for fiscal 2001 of $5.9 million, reflects the tax effect of goodwill and other intangible assets in Germany, tax-free investment and interest income, and equity earnings of the Joint Venture which are reported as tax free will be reinvested in the Joint Venture.

Discontinued Operations.  On September 24, 2002, we sold the Longmont Coatings Division to Information Products for $5.2 million in cash. We accounted for the sale as a discontinuance of business and our financials have been restated to reflect our business without the results of the Longmont Coatings business. The $85,000 loss reflected the operating results of that business for fiscal 2003 through September 24, 2002. The $429,000 gain was the after tax gain on the sale of assets related to discontinued operations.

Quarterly Results of Operations

The following table sets forth summary unaudited quarterly financial information for the eight fiscal quarters ended June 28, 2003. In the opinion of management, such information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and reflects all necessary adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period and any trends reflected in such results may not continue in the future. Our results of operations may be subject to significant quarterly variations.

The amounts below have been adjusted to show the operating results of the Longmont Coatings Division, which was sold on September 24, 2002, as discontinued operations (in thousands).

	Fiscal 2002 Quarters Ended				Fiscal 2003 Quarters Ended

	Sep 29, 2001	Dec 29, 2001	30-Mar 2002	29-Jun 2002	28-Sep 2002	28-Dec 2002	29-Mar 2003	28-Jun 2003

Net revenues	$ 39,273	$ 37,885	$ 30,827	$ 29,157	$ 26,875	$ 30,483	$ 45,651	$ 51,224
Cost of goods sold	29,198	27,977	23,525	23,874	20,007	24,033	35,551	38,028

Gross profit	10,075	9,908	7,302	5,283	6,868	6,450	10,100	13,196
Operating expenses:
Selling, general and administrative	6,510	6,609	5,827	4,801	6,028	5,884	5,819	6,581
Research and development	2,034	1,933	2,298	2,955	2,262	2,570	3,603	3,743
Amortization of goodwill and other
intangible assets	839	839	839	839	889	901	967	1,022

Operating income (loss)	692	527	(1,662)	(3,312)	(2,311)	(2,905)	(289)	1,850
Other (expense) income:
Interest income (expense)	(53)	36	212	506	693	624	433	275
Other income (expense)	309	286	7	1,647	133	240	544	683
Equity earnings of Joint Venture	110	153	150	52	365	864	432	570

Income (loss) from continuing
operations before
income taxes	1,058	1,002	(1,293)	(1,107)	(1,120)	(1,177)	1,120	3,378
Income tax benefit (provision)	(378)	(271)	418	140	431	671	(551)	(1,042)

Income (loss) from
continuing operations	$ 680	$ 731	$ (875)	$ (967)	$ (689)	$ (506)	$ 569	$ 2,336
Discontinued operations:
Income (loss) from discontinued
operations, net of
income tax	(124)	20	(371)	(116)	(85)	-	-	-
Gain (loss) on the disposal of
discontinued operations,
net of income taxes	-	-	-	-	429	-	-	-

Discontinued operations, net of tax	(124)	20	(371)	(116)	344	-	-	-

Net income (loss)	556	751	(1,246)	(1,083)	(345)	(506)	569	2,336
Preferred stock dividends	(203)	(112)	-	-	-	-	-	-

Net income (loss) applicable to
common shareholders	$ 353	$ 639	$ (1,246)	$ (1,083)	$ (345)	$ (506)	$ 569	$ 2,336

Net income (loss) per share:
Basic
Earnings (loss) from
continuing operations	$ 0.07	$ 0.07	$ (0.08)	$ (0.09)	$ (0.06)	$ (0.05)	$ 0.05	$ 0.21
Income (loss) from
discontinued operations	(0.02)	0.00	(0.03)	(0.01)	0.03	-	-	-

Basic earnings (loss) per share	$ 0.05	$ 0.07	$ (0.11)	$ (0.10)	$ (0.03)	$ (0.05)	$ 0.05	$ 0.21

Diluted
Earnings (loss) from
continuing operations	$ 0.07	$ 0.07	$ (0.08)	$ (0.09)	$ (0.06)	$ (0.05)	$ 0.05	$ 0.21
Income (loss) from
discontinued operations	(0.02)	0.00	(0.03)	(0.01)	0.03	-	-	-

Diluted earnings (loss) per share	$ 0.05	$ 0.07	$ (0.11)	$ (0.10)	$ (0.03)	$ (0.05)	$ 0.05	$ 0.21

Weighted average common shares
outstanding:
Basic	6,798	9,086	10,998	11,022	11,035	11,086	11,115	11,146

Diluted	6,987	9,353	10,998	11,022	11,035	11,086	11,145	11,373

The following table sets forth the above unaudited information as a percentage of net revenues.

The amounts below have been adjusted to show the operating results of the Longmont Coatings Division, which was sold on September 24, 2002, as discontinued operations.

	Fiscal 2002 Quarters Ended				Fiscal 2003 Quarters Ended

	Sep 29, 2001	Dec 29, 2001	30-Mar 2002	29-Jun 2002	28-Sep 2002	28-Dec 2002	29-Mar 2003	28-Jun 2003

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.3	73.8	76.3	81.9	74.4	78.8	77.9	74.2

Gross profit	25.7	26.2	23.7	18.1	25.6	21.2	22.1	25.8
Operating expenses:
Selling, general and administrative	16.6	17.4	18.9	16.5	22.4	19.3	12.7	12.8
Research and development	5.3	5.2	7.4	10.1	8.4	8.4	7.9	7.3
Amortization of goodwill and other
intangible assets	2.1	2.2	2.7	2.9	3.3	3.0	2.1	2.0

Operating income (loss)	1.7	1.4	(5.3)	(11.4)	(8.5)	(9.5)	(0.6)	3.7
Other (expense) income:
Interest income (expense)	(0.1)	0.1	0.6	1.7	2.6	2.0	0.9	0.5
Other income (expense)	0.8	0.8	0.1	5.6	0.5	0.8	1.2	1.4
Equity earnings of Joint Venture	0.3	0.4	0.4	0.2	1.4	2.8	0.9	1.1

Income (loss) from continuing operations	2.7	2.7	(4.2)	(3.9)	(4.0)	(3.9)	2.4	6.7
before income taxes
Income tax benefit (provision)	(1.0)	(0.7)	1.4	0.5	1.6	2.2	(1.2)	(2.0)

Preferred stock dividends
Net income (loss) from continuing
operations	1.7%	2.0%	(2.8)%	(3.4)%	(2.4)%	(1.7)%	1.2%	4.7%

Our quarterly results of operations may be subject to significant fluctuations due to several factors, including the timing of orders, manufacturing and customer budget cycles and general economic conditions as they affect the industries which use our products. The volume of equipment sales is significantly dependent on our customers’ capital spending patterns.

During fiscal 2002 we experienced a slow down of new orders for equipment for our display coater products as well as our architectural glass coater products. With our book to bill ratio below 1:1 during each of the quarters of fiscal 2002 we experienced a drop in backlog from $99.2 million at the beginning of the fiscal year to $41.1 million at the end of the fiscal year 2002. The lack of new orders in these product areas reduced revenue from $39.3 million in the first quarter to $29.2 in the fourth quarter of fiscal 2002, a decline of 25%.

During fiscal 2003, we experienced a stronger flow of orders for our systems across all of our product lines, but specifically orders for our deposition equipment products for display in Taiwan and our architectural glass deposition equipment products restored a balance of revenue across our product areas and provided the momentum that resulted in growth in backlog to record levels of $100.6 million at the end of fiscal 2003 from $41.1 million at the end of fiscal 2002, and growth in revenues to a high of $51.2 million in the fourth quarter up 90% from the $26.9 million recognized in the first quarters of fiscal 2003.

Gross Margin experienced some downward fluctuations during fiscal 2003 in the second and third quarters as the revenues from a low gross margin coater that was booked to secure a strategic account were recognized, and the revenue mix shifted to the lower margin architectural glass coaters. Gross margins returned to above 25% in the fourth quarter as the revenue from a low margin coater was diminished and the revenue mix shifted to a balance from all of our products.

SG&A per quarter averaged $6.0 million for each of fiscal 2002 and 2003. The quarterly fluctuations resulted from restructuring costs as we reduced our workforce in Longmont, Colorado and from commission payments to third party sales representatives whom we use to aid in our sales coverage.

Our quarterly spending in R&D has been increasing as we have increased our investment in Display R&D. With the roll out of Generation 5 machines in Taiwan and the movement to Generation 6 and Generation 7 glass sizes we have for the first time three major new display platform sizes launching at the same time. At the same time we have continued our investments for our other emerging technologies in OLED, solar and plastic bottles.

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

The Company generally offers warranty coverage for equipment sales for a one year period after final installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

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

Liquidity and Capital Resources

We have funded our operations with cash generated from operations, proceeds from public offerings of our common stock and a private offering of preferred stock and bank borrowings. Cash used by operating activities was $1.7 million for fiscal 2002 compared to $2.5 million for fiscal 2003. As of June 28, 2003, we had cash and cash equivalents of approximately $22.9 million, marketable securities of $51.6 million and working capital of $88.7 million.

As of June 28, 2003, we had $5.0 million outstanding in a letter of credit as our portion of the security for the debt of the Joint Venture, compared with $7.0 million outstanding in a letter of credit on June 29, 2002 used for the same purpose. We are required under the terms of the China JV to provide credit support on a several basis for 50% of the China JV’s $10 million bank indebtedness.

Capital expenditures were $1.0 million for fiscal 2002 and $1.4 million for fiscal 2003. We anticipate capital expenditures of approximately $7.0 million in fiscal 2004. Our capital expenditures have consisted primarily of equipment purchases related to product development.

Cash used for investing activities was $50.6 million in fiscal 2002 and $9.5 million in fiscal 2003. During fiscal 2003, we purchased marketable securities of $8.0 million.

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

Contractual Obligations and Commercial Commitments

The Company has the following contractual obligations and commercial commitments as of June 28, 2003 (in thousands).

	Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Leases:
Buildings	$43,741	$ 6,189	$17,874	$11,888	$ 7,790
Office Equipment	414	202	198	14	-
Other	290	195	95	-	-
Capital Lease - Office Equipment	24	21	3	-	-

	$44,469	$ 6,607	$18,170	$11,902	$ 7,790

Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	Over 3 years

Bank Guarantees	$ 19,064	$ 18,991	$ 73	$ -
Other Commercial Commitments	821	675	146	-

Total Commercial Commitments	$ 19,885	$ 19,666	$ 219	$ -

The operating leases primarily include leases for offices, factories and office equipment throughout our operations. Bank Guarantees represents cash pledged to provide the bank guaranty for 50% of the debt of the Joint Venture and other bank guarantees on cash deposits for contracts with certain customers in China. Our other commercial commitments consist of software licenses and third party service contracts. The bank guarantees are required by our customers primarily in China ensuring the progress payments made to the Company and are terminated when the contract terms are fulfilled.

Recent Financial Accounting Standards Board Statement

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The Company is currently reviewing its investment portfolio to determine whether any of its investee companies are variable interest entities. The Company does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The Company currently does not plan to transition to a fair value method of accounting for stock-based employee compensation.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. The Company is currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated after December 31, 2002.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 did not have a material effect on the Company's financial position.

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

As of June 28, 2003, our investment consisted primarily of equity securities, corporate, government and municipal bonds and money market mutual funds of $51.6 million, and earned approximately $2.2 million for the fiscal year, at an average interest rate of approximately 2.4%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in approximately $1.3 million less interest income for the fiscal year ended June 28, 2003.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At June 28, 2003, we had approximately $1.1 million of accounts receivable and approximately $360,000 of accounts payable denominated in Japanese yen. A one percent change in exchange rates would result in an approximate $7,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at June 28, 2003. At June 28, 2003, we had approximately $8.4 million of accounts receivable and approximately $9.9 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $15,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at June 28, 2003.

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

Applied Films Corporation and Subsidiaries

Index To Consolidated Financial Statements

Report of Independent Auditors

To the Stockholders of Applied Films Corporation:

We have audited the accompanying consolidated balance sheets of Applied Films Corporation and subsidiaries as of June 28, 2003 and June 29, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001. Our audits also included the financial statement schedule included in Item 15(a)2 for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Films Corporation and subsidiaries, as of June 28, 2003 and June 29, 2002 and the consolidated results of their operations, stockholders equity and cash flows for the fiscal years ended June 28, 2003, June 29, 2002 and June 20, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado
July 24, 2003

Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets

	June 28, 2003	June 29, 2002

ASSETS	(in thousands except share data)
Current Assets:
Cash and cash equivalents	$ 22,817	$ 31,134
Restricted cash	18,991	7,913
Marketable securities	51,620	43,544
Accounts and trade notes receivable, net of allowance of $653 and $855,
respectively	12,040	8,171
Revenue in excess of billings	37,728	27,246
Inventories, net of allowance of $1.4 million and $8.0 million, respectively	6,873	7,442
Prepaid expenses and other	2,488	1,845
Net current assets associated with discontinued operations	--	2,932

Total current assets	152,557	130,227
Property, plant and equipment, net of accumulated depreciation of $6,752 and
$4,333, respectively	5,958	6,239
Goodwill	57,451	40,307
Intangible assets, net of accumulated amortization of $10,613 and $5,034,
respectively	17,010	15,101
Investment in Joint Venture	11,889	10,004
Deferred tax asset, net	9,549	11,398
Long-term assets associated with discontinued operations	--	1,401
Restricted cash	73	58
Other assets	255	373

Total assets	$254,742	$ 215,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$ 18,045	$ 9,252
Accrued expenses	23,257	25,462
Billings in excess of revenue	16,773	8,213
Current portion of deferred gross profit, deferred gain and lease obligation	391	414
Deferred tax liability	5,407	5,758

Total current liabilities	63,873	49,099
Long-term portion of gross profit, deferred gain and lease obligation	2,063	2,427
Accrued pension benefit obligation	11,608	9,012

Total liabilities	77,544	60,538

STOCKHOLDERS' EQUITY:
Common Stock, no par value, 40,000,000 shares authorized, 11,161,873 and
11,027,310 shares issued and outstanding at June 28, 2003 and June 29, 2002,
respectively	160,685	159,610
Warrants	734	734
Other cumulative comprehensive income (loss)	11,504	(7,995)
Retained earnings	4,275	2,221

Total stockholders' equity	177,198	154,570

Total Liabilities and stockholders' equity	$254,742	$ 215,108

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Operations

	For The Fiscal Years Ended

	June 28, 2003	June 29, 2002	June 30, 2001

	(in thousands, except per share data)
Net revenues	$ 154,233	$ 137,142	$ 96,316
Cost of goods sold	117,619	104,574	74,691

Gross profit	36,614	32,568	21,625
Operating expenses:
Selling, general and administrative	24,312	23,747	15,657
Research and development	12,178	9,220	6,303
In-process research and development	-	-	11,500
Amortization of goodwill and intangible assets	3,779	3,356	5,036

Loss from operations	(3,655)	(3,755)	(16,871)
Other income, net:
Interest income, net	2,025	701	1,034
Other income, net	1,600	2,249	805
Equity earnings of Joint Venture	2,231	465	4,421

Income (loss) from continuing operations before income taxes	2,201	(340)	(10,611)
Income tax benefit (provision)	(491)	(91)	5,941

Income (loss) from continuing operations	1,710	(431)	(4,670)
Discontinued operations (Note 3):
Income (loss) from discontinued operations, net of tax	(85)	(591)	337
Gain on disposal of discontinued operations, net of tax	429	--	--

Discontinued operations, net of tax	344	(591)	337
Net income (loss)	2,054	(1,022)	(4,333)
Preferred stock dividends	--	(315)	(367)

Net income (loss) applicable to common stockholders	$ 2,054	$ (1,337)	$(4,700)

Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$ 0.15	$ (0.08)	$ (0.78)
Income (loss) from discontinued operations	0.03	(0.06)	0.05

Basic earnings (loss) per share	$ 0.18	$ (0.14)	$ (0.73)

Diluted:
Earnings (loss) from continuing operations	$ 0.15	$ (0.08)	$ (0.78)
Income (loss) from discontinued operations	0.03	(0.06)	0.05

Diluted earnings (loss) per share	$ 0.18	$ (0.14)	$ (0.73)

Weighted average common shares outstanding:
Basic	11,096	9,628	6,414

Diluted	11,250	9,628	6,414

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Other
	Common Stock		Preferred Stock		Cumulative			Total
					Comprehensive		Retained	Stockholders'
	Shares	Amount	Shares	Amount	Loss	Warrants	Earnings	Equity

Balances, July 1, 2000	6,040,856	$64,959	-	$-	$(20)	$-	$8,258	$73,197
Comprehensive loss:
Net loss	-	-	-	-	-	-	(4,333)	(4,333)
Unrealized loss on foreign currency
translation	-	-	-	-	(7,000)	-	-	(7,000)

Total comprehensive loss	-	-	-	-	(7,000)	-	(4,333)	(11,333)
ESPP stock issuance	3,916	55	-	-	-	-	-	55
Exercise of stock options, including
income tax benefits of $515	114,576	847	-	-	-	-	-	847
Issuance of stock in connection with
acquisition of LAC	673,353	17,346	-	-	-	-	-	17,346
Issuance of Series A Convertible
Preferred Stock	-	-	1,000	8,571	-	-	-	8,571
Issuance of common stock warrants in
connection with issuance of Series
A convertible preferred stock	-	-	-	-	-	876	-	876
Preferred stock dividends	-	-	-	-	-	-	(367)	(367)

Balances, June 30, 2001	6,832,701	$83,207	1,000	$8,571	$(7,020)	$876	$3,558	$89,192
Comprehensive loss:
Net loss	-	-	-	-	-	-	(1,022)	(1,022)
Unrealized loss on foreign currency
translation	-	-	-	-	(975)	-	-	(975)

Total comprehensive loss	-	-	-	-	(975)	-	(1,022)	(1,997)
ESPP stock issuance	8,799	145	-	-	-	-	-	145
Exercise of stock options	105,980	756	-	-	-	(142)	-	614
Issuance of shares in connection with
secondary offering (net of offering
costs of $823)	3,573,502	66,931	-	-	-	-	-	66,931
Conversion of Series A Convertible
Preferred Stock (net of costs of $6)	506,328	8,571	(1,000)	(8,571)	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(315)	(315)

Balances, June 29, 2002	11,027,310	$159,610	-	$-	$(7,995)	$734	$2,221	$154,570

Comprehensive income:
Net income	-	-	-	-	-	-	2,054	2,054
Unrealized gain on foreign currency
translation	-	-	-	-	19,019	-	-	19,499
Unrealized gain on hedged transactions	-	-	-	-	480	-	-	480

Total comprehensive income	-	-	-	-	19,499	-	2,054	21,553
ESPP stock issuance	15,635	191	-	-	-	-	-	174
Exercise of stock options	118,928	884	-	-	-	-	-	901

Balances, June 28, 2003	11,161,873	$160,685	-	$-	$11,504	$734	$4,275	$177,198

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Fiscal Years Ended
	June 28, 2003	June 29, 2002	June 30, 2001

	(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$2,054	$(1,022)	$(4,333)
Adjustments to net income (loss) from continuing operations:
(Gain) loss from discontinued operations	(344)	591	(337)

Income (loss) from continuing operations	1,710	(431)	(4,670)

Depreciation and amortization of goodwill and
intangible assets	5,773	5,178	6,587
Write off of in-process R&D	-	-	11,500
Amortization of deferred compensation and non-cash
compensation expense	-	-	143
Amortization of gain on lease and deferred gain
on equipment sale to joint venture	(352)	(362)	(334)
Deferred income taxes	1,498	-	(4,509)
Equity earnings of Joint Venture	(1,885)	(152)	(4,106)
Gain on equipment sale to joint venture	-	-	1,386
Cost of equipment sale to joint venture	-	-	2,251
Loss on disposal of equipment	12	51	-
Changes in:
Restricted cash	(12,634)	(7,635)	(331)
Accounts and trade notes receivable, net	(3,868)	2,949	(589)
Revenue in excess of billings	(10,482)	2,471	(7,203)
Inventories	569	4,988	2,632
Prepaid expenses and other	(525)	(1,075)	299
Accounts payable and accrued expenses	9,159	(7,146)	2,524
Billings in excess of revenue	8,560	(503)	8,716
Income taxes	-	-	(98)

Net cash flows provided by (used in) operating activities	(2,465)	(1,667)	14,198

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(1,408)	(933)	(1,416)
Sales (purchases) of marketable securities, net	(8,076)	(40,200)	16,823
Funds used for the acquisition of LAC	-	(9,459)	(60,857)

Net cash flows used in investing activities	(9,484)	(50,592)	(45,450)

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	-	1,570	18,862
Repayment of long-term debt	-	(8,053)	(12,379)
Restricted cash	2,000	-	-
Stock issuance on stock purchase plan and stock options	1,075	759	387
Proceeds from issuance of preferred stock and warrants, net	-	-	9,304
Proceeds from secondary offering	-	67,754	-
Offering costs	-	(823)	-
Dividends paid on preferred stock	-	(362)	(322)

Net cash flows provided by financing activities	3,075	60,845	15,852

Cash flows from discontinued operations	4,677	(380)	5,733

Effect of exchange rate changes on cash and cash equivalents	(4,120)	367	170

Net (decrease) increase in cash	(8,317)	8,573	(9,497)
Cash and cash equivalents, beginning of period	31,134	22,561	32,058

Cash and cash equivalents, end of period	$22,817	$31,134	$22,561

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$8	$138	$489

Cash paid for income taxes, net	$-	$-	$15

Noncash financing activity:
Capital lease obligations incurred for the purchase of equipment	$21	$77	$-

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 28, 2003

NOTE 1. COMPANY ORGANIZATION AND OPERATIONS

Applied Films Corporation (“Applied Films” or the “Company”) is a leading provider of thin film deposition equipment to the Flat Panel Display (“FPD”) industry, the Architectural, Automotive and Solar Glass industry, and the Web Packaging industry. The Company’s high volume, large area deposition systems are used by its customers to deposit thin films that enhance the material properties of the base substrate. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that become critical elements of the composition of its customers’ products.

Additionally, the Company sells coated glass substrates to the FPD industry. These products are used by its customers as a component in the manufacturing of black and white and color liquid crystal displays (“LCD”). In June of 1998, the Company formed a 50/50 Joint Venture (the “Joint Venture”) in China with Nippon Sheet Glass Co. (“NSG”) to process, sell and export certain types of thin film coated glass (Note 5).

Since inception in 1976, the Company has manufactured deposition equipment for use in our coated glass production process. In 1996, when high end flat panel technologies demanded that LCD manufacturers process their own glass substrates in their factories, the Company expanded its product offerings to include its proprietary deposition equipment. Since that time, the Company began investing in the commercialization of thin film deposition equipment and coating processes for the high end of the LCD market. The recent growth in sales of deposition equipment is the result of the LAC acquisition at the end of calendar 2000.

On December 31, 2000, the Company acquired the Large Area Coatings division (“LAC”) of Unaxis. The LAC division is now operating as Applied Films Germany, a wholly-owned subsidiary of the Company with manufacturing in Alzenau, Germany and sales and service offices in Asia, Europe and the United States. Applied Films Germany designs, manufactures and sells large area deposition equipment in three product areas with global markets. The principal product areas are display, architectural glass, automotive glass, solar and web coaters.

On September 24, 2002 the Company sold its Longmont coating operations to Information Products Inc. a wholly owned subsidiary of Magna Donnelly Corporation. The sale of this business allowed the Company to exit the manufacturing of coated glass in the U.S. for customers in the U.S. and Europe. All coated glass revenues reported in the Company’s financial statements are from products manufactured at the Company’s Joint Venture in China, and sold by the Company through its Hong Kong subsidiary. (Note 3).

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

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2003, 2002, and 2001 all include 52 weeks.

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

As of June 28, 2003, the Company had $41.9 million in corporate bonds, $3.8 million in municipal debt securities, $3.0 million in government bonds, $2.6 million in equity securities and $300,000 related to money market mutual funds accrued interest and cash. The Company had no significant concentration of credit risk arising from investments and had no significant unrealized gains or losses at June 28, 2003.

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

Inventories

Inventories consist of materials used in the construction of systems, work in process for contracts accounted for under the completed contract method of accounting and finished goods for coated glass purchased from our Joint Venture. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at June 28, 2003 and June 29, 2002 consist of the following (in thousands):

	June 28, 2003	June 29, 2002

Materials for manufacturing systems	2,004	2,621
Work-in-process	4,743	3,369
Finished goods, net	126	1,452

	$6,873	$7,442

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

Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the asset's life or the term of the lease.

The composition of property, plant and equipment follows (in thousands):

	June 28, 2003	June 29, 2002

Land	$ 270	$ 270
Building	226	226
Machinery and equipment	7,404	5,643
Office furniture and equipment	3,218	2,652
Leasehold improvements	1,496	1,319
Other	96	462

	$12,710	$10,572

Depreciation expense was approximately $2.0 million, $2.2 million, and $2.1 million, for the years ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively.

Goodwill and Other Intangible Assets

The goodwill and intangible assets are carried on the balance sheet of our German subsidiary. The increase in goodwill and intangible assets was due to the currency fluctuation between the U.S. dollar and the Euro. The increase in accumulated depreciation of intangible assets is due to the current amortization expense and the currency fluctuation between the U.S. dollar and the Euro. The composition of intangible assets follows (in thousands):

	June 28, 2003	June 29, 2002

Intangible Assets:
Patents	$ 24,553	$ 17,895
Customer lists	3,070	2,240

Intangible assets	27,623	20,135
Less accumulated amortization	(10,613)	(5,034)

Intangible assets, net of accumulated amortization	$ 17,010	$ 15,101

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

SFAS Nos. 141 and 142 establish a new method of testing goodwill for impairment, requiring that goodwill be separately tested on a reporting basis for impairment using a fair-value-based approach. The provisions apply not only to goodwill arising from acquisitions completed after June 30, 2001 but also to the unamortized balance of goodwill at the date of adoption. The Company adopted the standards early, effective July 1, 2001. All of the Company’s goodwill relates to the thin film deposition equipment division. As a result of the annual goodwill impairment test that was completed during fiscal 2003, it was determined there was no impairment of goodwill.

The following table summarizes the reported net losses for the fiscal years ended June 29, 2002 and June 30, 2001, adjusted to exclude goodwill amortization expense, and the related tax effect, that would not have been recorded had the provisions of SFAS 142 been in effect July 1, 2000 (in thousands, except per share amounts):

June 30, 2001

Reported net loss	$(4,333)
Goodwill amortization	2,105

Adjusted net loss	$(2,228)

Basic and diluted loss per share - as reported	$(0.73)

Basic and diluted loss per share - adjusted	$(0.35)

The aggregate amortization expense for fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 is $3,779,000, $3,356,000 and $5,036,000, respectively. The $5,036,000 includes $3,368,000 for the amortization of goodwill. The intangible asset balance is reported on the German subsidiary balance sheet and will be subject to unrealized foreign exchange fluctuations between the Euro and the U.S. Dollar. The estimated aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated as follows (in thousands):

	Fiscal Years Ended

	June 26	July 2,	July 1,	June 30,	June 29,
	2004	2005	2006	2007	2008

Intangible Assets:
Patents	$3,200	$3,200	$3,200	$3,200	$3,200
Customer Lists	565	565	565	--	--

Total estimated amortization expense	$3,765	$3,765	$3,765	$3,200	$3,200

Long-Lived Assets and Impairment of Long Lived Assets

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

The Company’s investment in its Joint Venture qualifies as a long lived asset and the Company will undergo an asset impairment test annually to ensure that the fair value of the asset exceeds the carrying value of the asset on the Company’s balance sheet. As a result the annual impairment test was completed during fiscal 2003. It was determined that there was no impairment of the investment in the Joint Venture.

Accrued Expenses:

The significant components of accrued expenses as of June 28, 2003 and June 29, 2002 are as follows (in thousands):

	June 28, 2003	June 29, 2002

Accrued losses on contracts	$ 7,428	$ 9,044
Accrued warranty	5,790	7,148
Accrued compensation	6,739	7,170
Other accruals	3,300	2,100

Total accrued expenses	$ 23,257	$ 25,462

Accrued losses on contracts are a result of additional costs incurred on projects in excess of the contracted revenue. Accrued losses on contracts are provided for when anticipated. Loss provisions are based upon excess costs over the net revenue from the products contemplated by the specific order. Contract accounting requires estimates of future costs over the performance period of the contract. These estimates are subject to change and result in adjustments to cost of goods sold, which are reflected in the margins on contracts in progress.

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

The Joint Venture earnings are taxed in its local jurisdiction and therefore no provision for taxes on earnings has been accrued in the Company's tax provision during fiscal years 2001, 2002 and 2003.

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

Coated Glass and Spare Parts Revenue Recognition

Our coated glass products and spare parts are warranted to be free from material defects caused by workmanship and within our design or customer specifications. All coated glass products and spare parts are inspected for workmanship and compliance to specification prior to shipment. Customers who experience defects in material may return product for credit or replacement. Our returned product experience rate for coated glass and spare parts has been excellent. We maintain a reserve to cover sales returns from our customers for quality defects. The provision for estimated sales returns and allowances is recorded in the period of the sale and is typically in the range of 0.5% to 1.0% of sales.

Equipment Sales Revenue Recognition

The percentage of completion method of accounting is used for products valued at greater than $1 million and a construction time of greater than six months. In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are expensed as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Our contracts under the percentage of completion method do not provide for the right of a customer to return the machine once the title has been transferred.

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms, which occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress at June 28, 2003 and June 29, 2002 are as follows (in thousands):

	June 28, 2003	June 29, 2002

Costs incurred on contracts in progress and estimated profit	$ 162,042	$ 121,273
Less: billings to date	(141,087)	(102,240)

Revenue in excess of billings, net	$ 20,955	$ 19,033

The Company typically collects 80-85% of the cash due on the total project by the time the equipment ships from our facility. The remaining 15-20% balance that is due following the ship date is billed in accordance with the contract terms and those subsequent billings are generally collected within 30 days after billing.

The Company generally offers warranty coverage for equipment sales for a period of one year after final installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

The completed contract method of accounting is used for standard products that are typically valued at less than $1 million and have a machine construction time of less than six months. For projects accounted for using the completed contract method of accounting, we accumulate the project costs in work in process until we complete the fabrication of the system. Once fabrication of the system is complete, the customer evaluates the machine at Applied Films’ manufacturing facility according to any specific acceptance criteria outlined in the contract. Upon acceptance, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. Applied Films recognizes the revenue, upon transfer of title. Our contracts under the completed contract method do not provide for the right of a customer to return the machine once the title has been transferred.

Losses on contracts in process are recognized in their entirety when the loss becomes probable and the amount of loss can be reasonably estimated. As of June 28, 2003, the Company had accrued approximately $7.4 million for loss contracts and $9.0 million as of June 29, 2002. The $1.6 million decrease in losses on contracts is due to the realization of losses upon the completion of several projects.

Deferred Gross Profit

During fiscal years 2002, 2001 and 1999, the Company sold certain thin film deposition equipment to the Joint Venture (Note 5). Because the Company owns 50% of the Joint Venture, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross profit, approximately $0.0, $1.3 million and $1.4 million, respectively, which will be recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the Joint Venture and the estimated depreciable life of the equipment. The thin film equipment sold to the Joint Venture in fiscal year 2002 was sold at cost and did not result in gross profit. The amortization of the gross profit is included with “Equity earnings of Joint Venture” in the accompanying consolidated statements of operations. The deferred gross profit recognized in fiscal 2003 was $297,000 and $306,000 for fiscal 2002. The remaining deferred gross profit was $1.9 million on June 28, 2003, $2.2 million on June 29, 2002, and $2.5 million on June 30, 2001.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $12.2 million, $9.2 million, and $6.3 million, of research and development expenses for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively, net of reimbursements for funded R&D received from a German governmental agency. The Company is reimbursed up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and the agency and is paid when the research is completed and accepted by the agency. The Company received reimbursements of $599,000, $795,000, and $214,000 in the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively.

In addition, during fiscal year 2001, the Company recognized an $11.5 million non-recurring charge to write-off in-process research and development costs (“IPR&D”) obtained in the acquisition of LAC. This charge is included as a separate item under Operating Expense on the accompanying consolidated statement of operations.

Management used the discounted cash flow method to value the IPR&D based on probable future cash flows. The valuation included the following significant assumptions: that cash flows would begin during the fiscal year 2002 and end June 29, 2002, that gross profit margins would be approximately 30-34%, and that more significant revenue would be recognized in fiscal years ended June 28, 2003 and June 26, 2004. The valuation used a discount rate of 19.7%.

Foreign Currency Transactions

The Company generated 71%, 60%, and 79% of its revenues in fiscal years 2003, 2002, and 2001, respectively, from sales to foreign corporations located outside of the Company’s manufacturing center in Europe, which are primarily in Asia and the United States. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company’s sales and purchases are denominated in Euros, with the remainder denominated in U.S. dollars or Japanese yen. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are converted to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the year.

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

The amount of assets in foreign locations is $171,425,000, which is approximately 67% of Total Assets.

Other Cumulative Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Other cumulative comprehensive income for the Company represents foreign currency items associated with the translation of the Company’s investment in its foreign subsidiaries and the Joint Venture and the unrealized gain on foreign currency hedge activities.

Net Income (Loss) Per Common Share

The Company follows SFAS No. 128, “Earnings per Share” which establishes standards for computing and presenting basic and diluted earnings per share (“EPS”). Under this statement, basic earnings (loss) per share is computed by dividing the income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing the income or loss available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method. Diluted loss per share is determined by dividing the loss available to common stockholders by the requested average number of shares; no weight is given to the dilutive effect of stock options.

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows (in thousands of shares):

	2003	2002	2001

Weighted average number of common shares outstanding	11,096	9,628	6,414
(shares used in basic earnings per share computation)
Effect of potentially dilutive securities	154	N/A	N/A

Shares used in diluted earnings per share computation	11,250	9,628	6,414

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

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal 2003, 2002 and 2001 using the Black-Scholes pricing model and the following weighted average assumptions:

	2003	2002	2001

Risk-free interest rate	2.84%	4.60%	5.99%
Expected lives	7 years	7 years	7 years
Expected volatility	76%	89%	161%
Expected dividend yield	0.0%	0.0%	0.0%

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

The total fair value of options granted was computed to be approximately $2.6 million, $5.8 million, and $4.1 million, for the years ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $2.2 million, $2.2 million, and $894,000 for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, including the effect of the Employee Stock Purchase Plan, the Company’s net income (loss) would have been reported as follows (in thousands, except share data):

		For The Fiscal Years Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Net income (loss) applicable to
common shareholders:
As reported	$ 2,054	$ (1,337)	$ (4,700)

Pro forma	$ (129)	$ (3,557)	$ (5,604)

Diluted earnings (loss) per share:
As reported	$ 0.18	$(0.14)	$(0.73)

Pro forma	$(0.01)	$(0.37)	$(0.87)

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

The Company has entered into foreign currency forward contracts to mitigate the risk of changes in exchange rates on firm sale commitments denominated in foreign currencies. These contracts qualify as fair value hedges pursuant to SFAS No. 133. Accordingly, the fair value of the derivative instruments is recorded on the balance sheet and is offset by changes in the fair value of the related firm commitments. The ineffective portion of the derivative instruments are recorded currently in income. At June 28, 2003, the unrealized gain on hedged transactions was $480,000.

Recent Accounting Standards

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities — all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 28, 2003 and for hedging relationships designated after June 28, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The Company is currently reviewing its investment portfolio to determine whether any of its investee companies are variable interest entities. The Company does not expect to identify any variable interest entities that must be consolidated, but may be required to make additional disclosures.

In December 2002, the FASB issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company’s fiscal year 2003. The Company currently does not plan to transition to a fair value method of accounting for stock-based employee compensation.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 eliminates the provisions of EITF Issue No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

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

Related Parties

In addition to the Company’s Joint Venture investment described in Note 5, the Company has engaged in certain related party transactions. During fiscal 2003 the Company purchased $648,000 of spare parts for the Company’s equipment customers, received building rent payments under the sublease agreement of $194,000, and in September 2002, the Company recorded $5.2 million from the sale of the Longmont Coatings Division (see Note 3) with a company and its affiliates of which a member of the Company’s board of directors is an officer. During fiscal 2003, 2002 and 2001, the Company had $3.4 million, $3.0 million, and $1.3 million, respectively, of purchases from a company of which another member of the Company’s board of directors is a member of the board of directors and a former officer.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3. SALE OF THE LONGMONT COATINGS DIVISION – DISCONTINUED OPERATIONS

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

In connection with the transaction, Applied Films and Information Products Longmont, Inc. entered into a sublease pursuant to which Information Products Longmont, Inc. is subleasing approximately 40,900 square feet at the Company’ Longmont, Colorado facility, which contains approximately 126,000 square feet. The term of the sublease began on September 24, 2002 and will terminate on March 31, 2005. Information Products Longmont, Inc. has the option to renew the sublease for additional periods of one year each commencing at the expiration of the initial term and continuing until the expiration or termination of the Company’s lease for the Longmont, Colorado facility. The subtenant also holds a right of first refusal with respect to the assignment or subleasing of, and holds an option to lease, certain additional space in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is $252,000 per year plus a pro rata share of certain operating costs estimated to be approximately $127,000 per year.

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

The Company accounted for the sale of the Longmont Coatings Division as a discontinuance of the business. As a result, certain financial information of the Longmont Coatings Division has been restated to give effect to the classification of the Longmont Coatings Division as a discontinued operation. The net revenues of the discontinued operation was $1.9 million and $16.4 million for the fiscal years ended June 29, 2002 and June 28, 2001, respectively.

NOTE 4. LONG-TERM DEBT

In fiscal year 1998, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) with a domestic bank providing for a revolving credit facility (“Credit Facility”) with a maximum availability of $11.5 million. This Agreement expired on September 17, 2002, and the Company did not renew the Credit Agreement.

Interest expense was $138,000 and $489,000 for the fiscal years ended June 29, 2002 and June 30, 2001, respectively.

NOTE 5. INVESTMENT IN JOINT VENTURE

In June 1998, the Company formed a 50/50 Joint Venture with NSG in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the Joint Venture. During fiscal 2002, 2001 and 1999, the Company sold refurbished equipment to the Joint Venture for use in the process of thin film coating of glass. The sales prices were approximately $1.2 million, $5.6 million and $5.1 million, respectively. Because the Company owns 50% of the Joint Venture, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross profit, approximately $0, $1.3 million and $1.4 million, during fiscal 2002, 2001 and 1999 respectively, which will be recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the Joint Venture and the estimated depreciable life of the equipment. The amortization of the gross profit is included with “Equity earnings of Joint Venture” in the accompanying consolidated statements of operations.

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

During fiscal years 2003, 2002, and 2001, the Company purchased coated glass totaling $4.0 million, $2.8 million, and $5.8 million, respectively, from the Joint Venture, of which $165,000, $243,000, and $1.1 million, respectively, remained in inventory at the respective year end. In addition, during fiscal years 2003, 2002, and 2001 the Company received cash royalty payments from the Joint Venture totaling $404,000, $220,000 and $278,000, respectively. As of June 28, 2003, the Company has provided a letter of credit under its commercial loan facility to guarantee approximately $5.0 million of the debt of the Joint Venture. This amount is reflected as restricted cash in the financial statements.

Summarized statement of operations information for the Joint Venture for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, is presented below (in thousands):

		Fiscal Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Joint Venture:
Operating revenues	$45,369	$24,264	$32,360

Net income	$ 3,808	$ 340	$ 8,202

Applied Films' equity in earnings:
Proportionate share of net income after eliminations	$ 1,935	$ 159	$ 4,087
Amortization of deferred gain on sale of equipment .	296	306	334

Equity earnings of Joint Venture	$ 2,231	$ 465	$ 4,421

Summarized balance sheet information for the Joint Venture as of June 28, 2003 and June 29, 2002, is presented below (in thousands):

	June 28, 2003	June 29, 2002

Assets:
Current assets	$12,885	$10,447
Property, plant, and equipment, net	25,565	28,434

	$38,450	$38,881

Capitalization and liabilities:
Current liabilities	$ 8,059	$ 6,839
Long-term debt (1)	6,482	12,033
Shareholders' equity	23,909	20,009

	$38,450	$38,881

As of June 28, 2003 and June 29, 2002, the Company had accounts payable to the Joint Venture of approximately $578,000 and $547,000, and receivables from the Joint Venture of approximately $238,000 and $171,000, respectively.

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

In April 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) covering 272,500 shares of common stock, as amended. The exercise price of options granted under the 1997 Plan is determined by the board of directors based upon estimated fair market value. The options granted are to vest ratably over four years. In October 1999, the shareholders of the Company approved an increase of 100,000 shares to the 1997 Plan, increasing the shares available for granting to 372,500 shares. In October 2000, the shareholders of the Company approved an increase of 650,000 shares to the 1997 Stock Option Plan, increasing the shares available to 1,022,500 shares. Options vest 25% one year after the grant date of the option, and 25% every year after for three years, and expire ten years after the grant date of the option.

Outside Directors Options

In July 2001, the Company amended the Outside Director Stock Option Plan to cover an aggregate of 124,000 shares of common stock. The exercise price of the options under this plan is determined based upon the estimated fair market value. Options under this plan vest 100% one year after the grant date of the option and expire ten years after the grant date of the option.

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

During fiscal years 2003, 2002, and 2001, the Company issued shares to employees of 14,042, 8,799, and 3,916 under this plan, respectively, at a purchase price ranging from $2.81 to $32.96 per share. A total of 42,802 shares have been issued under the plan since inception.

A summary of the Company’s Stock Option Plans are as follows:

	For The Fiscal Years Ended

	June 28, 3003		June 29, 2002		June 30, 2001

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	737,157	$14.92	561,836	$9.88	455,076	$4.22
Granted	285,425	13.59	290,575	21.84	230,236	18.31
Forfeited	(56,000)	24.25	(9,262)	31.59	(8,900)	29.73
Exercised	(118,928)	5.95	(105,992)	5.79	(114,576)	2.94

Outstanding at end of year	847,654	15.11	737,157	14.92	561,836	9.88

Exercisable at end of year	298,440	7.96	228,924	6.94	228,778	4.16

Weighted average fair value
of options granted		$12.63		$20.31		$11.87

The following table summarizes information about employee stock options outstanding and exercisable at June 28, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at June 28, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at June 28, 2003	Weighted Average Exercise Price

$ 2.75 - $ 9.51	250,087	6.76	$5.99	134,644	$3.65
$10.53 - $18.00	258,535	8.36	14.16	57,460	14.15
$18.36 - $24.75	260,818	8.68	20.73	79,778	20.70
$25.15 - $38.50	78,214	8.12	28.65	26,558	30.62

	847,654			298,440

NOTE 7. INCOME TAXES

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The net deferred tax asset (liability) is comprised of the following (in thousands):

	June 28, 2003	June 29, 2002

Inventories	$ -	$ 284
Accrued expenses	1,307	1,590
Deferred compensation	-	40
Deferred gain	900	925
Goodwill and intangible assets	3,882	4,170
Net operating loss carry forwards	14,832	9,005
Valuation allowance	(7,081)	(1,933)

Total deferred tax assets	13,840	14,091

Property, plant and equipment	(629)	(669)
Uncompleted contracts	(9,069)	(7,758)
Other	-	(24)

Total deferred tax liabilities	(9,698)	(8,451)

Total deferred tax asset, net	$ 4,142	$ 5,640

Income tax (benefit) provision for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, consist of the following (in thousands):

	Years Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Current provision (benefit):
Federal	$(1,452)	$ --	$ (95)
State	-	--	(9)
Foreign	491	(227)	(1,147)

Total current provision (benefit)	(961)	(227)	(1,251)
Deferred provision (benefit):
Federal	2,019	(567)	(1,848)
State	106	50	(180)
Foreign	(627)	517	(2,481)

Total deferred provision (benefit)	1,498	--	(4,509)

Total tax provision (benefit)	$ 537	$ (227)	$(5,760)

Tax provision (benefit) related to discontinued operations .	46	318	(181)

Total tax provision (benefit) related to continuing operations	$ 491	$ 91	$ 5,941

Reconciliations between the effective statutory federal income tax provision (benefit) rate and the Company’s effective income tax provision (benefit) rate as a percentage of net income (loss) before taxes were as follows:

	June 28, 2003	June 29, 2002	June 30, 2001

Statutory federal income tax (benefit) provision rate	34.0%	(34.0)%	(34.0)%
State income taxes	3.3	(3.3)	(3.3)
Foreign income taxes and other	(16.4)	--	(1.8)
Equity earnings in Joint Venture	(34.4)	(12.7)	(14.3)
Tax exempt interest income	--	--	(3.7)
Foreign tax exempt interest	(80.9)	(20.7)	--
Valuation allowance	116.7	52.6	--

Effective income tax (benefit) provision	22.3%	(18.1)%	(57.1)%

As of June 28, 2003, the Company had net operating losses available to offset future taxable income of approximately $6.9 million. Such net operating loss carry forwards expire through 2024. Under the provisions of the Internal Revenue Code, as amended, the Company's foreign sales corporation may exempt a portion of its export related taxable income from U.S. federal and state income taxes.

NOTE 8. EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

In August 1992, the Board of Directors adopted a profit sharing plan for all non-executive employees. The amount to be contributed to the profit sharing pool, subject to the approval of the Company's board of directors, is generally 15% of operating income excluding any amortization of intangibles related to the acquisition. With the exception of our employees in Germany, whose compensation is governed by a company tariff agreement, profit sharing is paid to employees in cash, quarterly, based on a combination of their length of service with the Company and their pay level. The Company expensed approximately $75,000, $77,000, and $539,000 in fiscal years 2003, 2002, and 2001, respectively, related to this plan.

Pension Plan

LAC maintains a noncontributory defined benefit pension plan covering substantially all employees of LAC. Benefits are based primarily on compensation during a specified period before retirement of a specified amount for each year of service. The assumed pension liability of $11.6 million is reflected in the accompanying consolidated balance sheet as of June 28, 2003, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of June 28, 2003.

The following table sets forth the benefit obligation, the funded status of the pension plan, amounts recognized on the Company's consolidated financial statements, and the principal weighted average assumptions used (in thousands):

	Year End June 28, 2003	Year End June 29, 2002

Change in Benefit Obligation:
Benefit obligation at beginning of year	$ 9,071	$ 7,214
Service costs	601	534
Interest costs	628	502
Actuarial (gain) loss	(412)	(314)
Foreign exchange loss	1,413	1,150
Benefits paid	(39)	(15)

Benefit obligation at end of year	11,262	$ 9,071

Funded Status:
Unrecognized net actuarial gain	$(11,262)	$(9,071)
Unrecognized prior service cost	(346)	59

Net amount recognized	$(11,608)	$(9,012)

Amounts Recognized in the Balance Sheets:
Accrued Pension Benefit Obligation	$(11,608)	$(9,012)

Net amount recognized	$(11,608)	$(9,012)

Weighted-average Assumptions
Discount rate	5.75%	6.0%
Expected return on plan assets	N/A	N/A
Rate of compensation increase:
Employee	2.40%	2.75%
Retired	1.50%	2.00%
Components of Net Periodic Benefit Cost:
Service Cost	$ 601	$ 534
Interest Cost	628	502
Expected return on plan assets	--	--
Amortization of prior service costs	--	--
Recognition of actuarial (gain) loss	(412)	(314)

Net periodic benefit costs	$ 817	$ 722

NOTE 9. SIGNIFICANT CUSTOMERS

During fiscal years 2003, 2002, and 2001, approximately 71%, 60%, and 79%, respectively, of the Company’s net revenues were exported to customers outside of the Company’s manufacturing region in Europe. The Company’s ten largest customers accounted for, in the aggregate, approximately 53%, 62%, and 41%, of the Company’s net revenues in fiscal 2003, 2002, and 2001, respectively. Revenues from Guardian Industries represented 13.3% of net revenues for fiscal 2003. Revenues from this customer for fiscal 2003, consisted solely of thin film deposition equipment. The loss of, or a significant reduction in purchases by, one or more of these customers would have a material adverse effect on the Company’s operating results.

The breakdown of net revenues by geographic region is as follows (in thousands):

	Fiscal Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Asia (other than Japan)	$ 85,952	$ 42,229	$41,154
Japan	12,809	11,332	23,616
United States	10,576	28,385	11,796
Europe and other	44,896	55,196	19,750

Net revenues	$154,233	$137,142	$96,316

The Company’s sales are typically denominated in Euros. However, certain customers of the Company currently pay in Japanese yen and US Dollars. As a result, the Company recognized approximately $823,000, $(15,000), and $19,000, of foreign currency exchange rate gain (loss) on foreign currency exchange rate fluctuations for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively. The Company has approximately $1.1 million and $2.0 million of its accounts receivable and $360,000 and $421,000 of its accounts payable denominated in Japanese yen as of June 28, 2003 and June 29, 2002, respectively.

NOTE 10. LEASES

The Company is obligated under certain non-cancelable operating leases for office, manufacturing and warehouse facilities, and various equipment. Beginning in April 2002, the Company entered into an eight-year lease for the Company’s manufacturing and administrative location in Germany. Under this lease, payments are fixed for the entire term of the lease and there is an option to renew the term for an additional five years. The Company entered into a lease for the Company’s manufacturing and administrative location in Longmont, Colorado, which commenced on January 30, 1998; payments were fixed until the first day of the second lease year, at which time payments increase annually one and one-half percent plus one-half of the increase in the Consumer Price Index per annum. Lease payments for the Longmont location have been normalized over the term of the lease. The initial lease term is 15 years, with two additional five year options to extend. Both of these facility leases are accounted for as operating leases.

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

The Company also has non-cancelable capital leases for certain office equipment.

The future minimum payments under the operating and capital leases are as follows (in thousands):

Fiscal Year	Operating leases

2004	$ 6,607
2005	6,215
2006	6,003
2007	5,952
2008	5,958
2009 and thereafter	13,734

Total minimum lease payments	$44,469

Rent expense under operating leases was $6.6 million, $5.7 million, and $3.4 million for fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001. During fiscal 2003, rent expense is net of sublease income of $240,000.

NOTE 11. SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, Thin Film Coated Glass and Thin Film Deposition Equipment. Certain financial information for each segment is provided below (in thousands):

	Fiscal Years Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Net revenues:
Thin film coated glass	$ 6,159	$ 6,085	$ 11,124
Thin film deposition equipment	148,074	131,057	85,192

Total net revenues	$ 154,233	$ 137,142	$ 96,316

Operating (loss) income:
Thin film coated glass	$ 528	$ (4,139)	$(2,316)
Thin film deposition equipment	(404)	3,740	1,981
Amortization of goodwill and other intangible assets	(3,779)	(3,356)	(16,536)

Total operating loss	$ (3,655)	$ (3,755)	$(16,871)

	June 28, 2003	June 29, 2002

Identifiable property, plant and equipment:
Thin film coated glass	$ 109	$ 640
Thin film deposition equipment	3,286	4,875
Corporate and other	2,563	724

Total identifiable property, plant and equipment	$ 5,958	$ 6,239

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and notes receivable, Carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Investments are reported at fair value. Management believes differences between fair values and carrying values of notes receivable would not be materially different because interest rates approximate market rates for material items.

NOTE 13. QUARTERLY INFORMATION (unaudited)

The following table sets forth summary unaudited quarterly financial information for the eight fiscal quarters ended June 28, 2003 (in thousands).

	Fiscal 2002 Quarters Ended				Fiscal 2003 Quarters Ended

	Sep 29,	Dec 29,	30-Mar	29-Jun	28-Sep	28-Dec	29-Mar	28-Jun
	2001	2001	2002	2002	2002	2002	2003	2003

Net revenues	$39,273	$37,885	$30,827	$29,157	$26,875	$30,483	$45,651	$51,224
Cost of goods sold	29,198	27,977	23,525	23,874	20,007	24,033	35,551	38,028

Gross profit	10,075	9,908	7,302	5,283	6,868	6,450	10,100	13,196
Operating expenses:
Selling, general and administrative	6,510	6,609	5,827	4,801	6,028	5,884	5,819	6,581
Research and development	2,034	1,933	2,298	2,955	2,262	2,570	3,603	3,743
Amortization of goodwill and other
intangible assets	839	839	839	839	889	901	967	1,022

Operating income (loss)	692	527	(1,662)	(3,312)	(2,311)	(2,905)	(289)	1,850
Other (expense) income:
Interest income (expense)	(53)	36	212	506	693	624	433	275
Other income (expense)	309	286	7	1,647	133	240	544	683
Equity earnings of Joint Venture	110	153	150	52	365	864	432	570

Income (loss) from continuing operations
before income taxes	1,058	1,002	(1,293)	(1,107)	(1,120)	(1,177)	1,120	3,378
Income tax benefit (provision)	(378)	(271)	418	140	431	671	(551)	(1,042)

Income (loss) from continuing
operations	$680	$731	$(875)	$(967)	$(689)	$(506)	569	$2,336

Discontinued operations:
Loss from discontinued operations, net
of income tax	(124)	20	(371)	(116)	(85)	-	-	-
Gain (loss) on the disposal of
discontinued operations, net of income
taxes	-	-	-	-	429	-	-	-

Discontinued operations, net of tax	(124)	20	(371)	(116)	344	-	-	-

Net income (loss)	556	751	(1,246)	(1,083)	(345)	(506)	569	2,336

Preferred stock dividends	(203)	(112)	-	-	-	-	-	-

Net income (loss) applicable to common
shareholders	$353	$639	$(1,246)	$(1,083)	$(345)	$(506)	$569	$2,336

Net income (loss) per share:
Basic
Earnings (loss) from continuing
operations	$0.10	$0.08	$(0.08)	$(0.09)	$(0.06)	$(0.05)	$0.05	$0.21

Income from discontinued operations	$(0.02)	$0.00	$(0.03)	$(0.01)	$(0.01)	$-	$-	$-

Basic earnings (loss) per share	$0.08	$0.08	$(0.11)	$(0.10)	$(0.07)	$(0.05)	$0.05	$0.21

Diluted
Earnings (loss) from continuing
operations	$0.10	$0.08	$(0.08)	$(0.09)	$(0.06)	$(0.05)	$0.05	$0.21

Income from discontinued operations	$(0.02)	$0.00	$(0.03)	$(0.01)	$(0.01)	$-	$-	$-

Diluted earnings (loss) per share	$0.08	$0.08	$(0.11)	$(0.10)	$(0.07)	$(0.05)	$0.05	$0.21

Weighted average common shares outstanding:
Basic	6,798	9,086	10,998	11,022	11,035	11,086	11,115	11,146

Diluted	6,987	9,353	10,998	11,022	11,035	11,086	11,145	11,373

ITEM 9: Changes in and Disagreements With Accountants and Financial Disclosure

Applied Films Corporation determined, for itself and on behalf of its subsidiaries, to dismiss its independent auditors, Arthur Andersen LLP (“Andersen”) and to engage the services of Ernst & Young LLP as its new independent auditors. The change in auditors was approved by the Audit Committee and the Board of Directors of the Company and was effective as of June 11, 2002. As a result, Ernst & Young LLP has audited the financial statements of the Company and its subsidiaries for the fiscal years ending June 28, 2003, June 29, 2002, and July 1, 2001.

No Andersen report on the Company’s consolidated financial statements for the past two years contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the last two fiscal years of the Company and through the termination of Andersen’s services on June 13, 2002 (the “Relevant Period”), there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to refer to the subject matter of the disagreement(s) in connection with its reports. Also, during the Relevant Period, there were no reportable events as described in Item 304(a)(1)(v) (“Reportable Events”) of the Securities and Exchange Commission’s (the “Commission”) Regulation S-K.

ITEM 9A: Controls And Procedures

The Company maintains certain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to permit timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and management’s duties require it to make its best judgment in evaluating the cost-benefit relationship of potential controls and procedures.

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of perpetual procedures to evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were reasonably effective in meeting the desired objectives as of June 28, 2003.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10: Directors and Executive Officers of the Registrant

Information required to be furnished by Items 401 and 405 of Regulation S-K is included in our definitive Proxy Statement for our 2003 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the “2003 Proxy Statement”) and is incorporated herein by reference.

ITEM 11: Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K is included in our 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management

Information required to be furnished by Items 201(d) and 403 of Regulation S-K is included in our 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13: Certain Relationships and Related Transactions

Information required to be furnished by Item 404 of Regulation S-K is included in our 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14: Principal Accountant Fees And Services

Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K is included in our 2003 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

      1. Financial Statements

The Registrant’s consolidated financial statements, for the year ended June 28, 2003, together with the Report of Independent Certified Public Accountants are filed as part of this Form 10-K report. See “ITEM 8: Financial Statements and Supplementary Data.” The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

      2. Financial Statement Schedules

Except for Schedule II set forth below, financial statement schedules are not submitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

Valuation and Qualifying Accounts			(dollars in thousands)

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

2003	$ 855	$635	$837	$ 653
2002	1,142	430	717	855
2001	188	157	625	1,142

      3. Exhibits

Reference is made to the Exhibit Index that begins on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

   (b) Reports on Form 8-K

        The Registrant filed a Current Report on Form 8-K dated April 24, 2003, disclosing in Item 12 an earnings press release.

   (c) Exhibits

        The response to this portion of Item 15 is included in the Exhibit Index to this Annual Report.

   (d) Financial Statement Schedules

        The response to this section of Item 15 is in Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED FILMS CORPORATION

By:	/s/ Thomas T. Edman Thomas T. Edman, Chief Executive Officer and President August 29, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on August 29, 2003. The persons named below each herby appoint Thomas T. Edman and Lawrence D. Firestone, and each of them severally, as his attorney in fact, to sign in his name and on his behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.

Signatures	Title
/s/ Richard P. Beck Richard P. Beck	Director, Chairman of the Board
/s/ Thomas T. Edman Thomas T. Edman	Director, President, and Chief Executive Officer (principal executive officer)
/s/ Lawrence D. Firestone Lawrence D. Firestone	Treasurer and Chief Financial Officer and Secretary (principal financial and accounting officer)
/s/ Allen Alley Allen Alley	Director
/s/ John S. Chapin John S. Chapin	Director
/s/ Chad D. Quist Chad D. Quist	Director
/s/ Vincent Sollitto Vincent Sollitto	Director

EXHIBIT INDEX

Exhibit No. Description

3.1	Amended and Restated Articles of Incorporation of Applied Films Corporation, as amended, are incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

3.2	Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

4.1	Specimen common stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.1	1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).

10.2	1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10-2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-47967) to reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-38426) any by reference to Exhibit 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-56376) and the Fifth Amendment to the 1997 Stock Option Plan is incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.3	Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant's Registration Statement on Form S-8 (Reg. No. 333-56378) and the Fourth Amendment to the Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.4	Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.5	Lease Agreement dated January 30, 1998, between 9586 East Frontage Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on form 10-Q for the fiscal quarter ended December 27, 1997.

10.6	Agreement, dated November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

10.7	Outside Director Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-95367), and by reference to Exhibits 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-75164).

10.8	Share Purchase and Exchange Agreement dated October 18, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.9	Amendment Agreement dated December 29, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.2 of Registrant’s Current report on Form 8-K dated December 31, 2000.

10.10	Second Amendment Agreement dated February 27, 2002, between Applied Films Corporation, Applied Films GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.7 of Registrant’s Current Report on Form 8-K/A dated December 31, 2000.

10.11	Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.12	Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.13	Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibits 2.5 of Registrant’s Current Report on form 8-K dated December 31, 2000.

10.14	Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.15	Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.16	Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.17	Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.18	Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.19	Common Stock Warrant No. 4 dated January 16, 2001 is incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.20	Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility, incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.21	Commercialization Agreement between The Coca-Cola Company, KRONES AG and Applied Films GmbH & Co. KG (as assignee of Balzers Process Systems GmbH) effective September 1, 2000, incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001.

10.22	Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan dated October 24, 2001 is incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.

10.23	Equity Joint Venture Agreement between Applied Films Corporation and Nippon Sheet Glass Co., Ltd., dated February 17, 1999, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

10.24	Asset Purchase Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.25	License Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.26	Sublease dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.27	Services Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.28	Noncompetition Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.5 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.29	Supply Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.6 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

11.1	Statement re: computation of per share earnings.

21.1	Subsidiaries of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-68476).

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and President and of the Chief Financial Officer of Applied Films Corporation pursuant to Section 409 of the Sarbanes-Oxley Act of 2002.

Exhibit 11.1

Applied Films Corporation
Computation of Earnings Per Share

(in thousands, except shares and per share)
For the year ending June 28, 2003

BASIC EARNINGS PER SHARE
Earnings (loss) from continuing operations	$ 1,710
Income (loss) from discontinued operations	344

Net Income (loss)	$ 2,054

Weighted average number of common shares outstanding	11,095,604

Earnings (loss) per share
Basic:
Earnings (loss) from continuing operations	$ 0.15
Income (loss) from discontinued operations	$ 0.03

Net Income (loss)	$ 0.18

DILUTED EARNINGS PER SHARE
Earnings (loss) from continuing operations	$ 1,710
Income (loss) from discontinued operations	344

Net Income (loss)	$ 2,054

Weighted average number of common shares outstanding	11,095,604
Assuming exercise of stock options	446,422
Assuming repurchase of treasury stock	(292,468)

Weighted average number of common shares outstanding, as adjusted	11,249,558

Earnings (loss) per share
Diluted:
Earnings (loss) from continuing operations	$ 0.15
Income (loss) from discontinued operations	$ 0.03

Net Income (loss)	$ 0.18

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-59984 and Form S-8 Nos. 333-47951, 333-47967, 333-38426, 333-51175, 333-95367, 333-56376, 333-75164, and 333-56378) of Applied Films Corporation and in the related Prospectus of our report dated July 24, 2003, with respect to the consolidated financial statements of Applied Films Corporation included in the Annual Report (Form 10-K) for the year ended June 28, 2003.

Denver, Colorado September 3, 2003	/s/ ERNST & YOUNG LLP

Exhibit 31.1

CERTIFICATIONS

I, Thomas T. Edman, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Applied Films Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 29, 2003

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer and President

Exhibit 31.2

CERTIFICATIONS

I, Lawrence D. Firestone, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Applied Films Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 29, 2003

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer, Treasurer and Secretary

Exhibit 32.1

Each of Thomas T. Edman, Chief Executive Officer and President, and Lawrence D. Firestone, Chief Financial Officer, Treasurer and Secretary of Applied Films Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Annual Report on Form 10-K for the fiscal year ended June 28, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Annual Report on Form 10-K for the fiscal year ended June 28, 2003 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated: August 29, 2003

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer and President

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer, Treasurer and Secretary

A signed original of this certification has been provided to Applied Films Corporation and will be retained by Applied Films Corporation and furnished to the Securities and Exchange Commission upon request.