Form 10-K/A
period 2003-06-28
APPLIED FILMS CORP
filed 2003-09-15
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 23103

APPLIED FILMS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

COLORADO	84-1311581

(State of Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

9586 I-25 Frontage Road, Suite 200, Longmont, CO 80504

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (303) 774-3200

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [X]  No [   ]

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $20.33 as of December 27, 2002, was $217,280,046. As of September 10, 2003, there were outstanding 11,224,910 shares of the Company’s Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

ITEM 1: Business

The following discussion contains trend information and other forward looking statements (including statements regarding future operating results, future capital expenditures, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. Our actual results could differ materially from our historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the section entitled “Risk Factors.” All period references are to our fiscal periods ended June 28, 2003, June 29, 2002, or June 30, 2001, unless otherwise indicated.

Applied Films Corporation’s (“Applied Films,” the “Company,” or “We”) Internet address is www.appliedfilms.com (this is an inactive textual reference site only). We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition and at no extra cost, we will also provide, electronic or paper copies of our reports and other filings made with the Securities and Exchange Commission. All requests should be directed to Applied Films Corporation, Attention: Lawrence D. Firestone, 9586 I-25 Frontage Road, Suite 200, Longmont, Colorado 80504.

The information on our website is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this report.

ITEM 1(a): General Development of Business

Introduction

Applied Films Corporation is a leading provider of thin film deposition equipment to diverse markets such as the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. Our thin film deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with reliable, high yield, high throughput, flexible and modular configurations and innovative coating and process technologies. Equipment sales represented over 95% of our net revenues in fiscal 2003. In addition, we sell thin film coated glass to the flat panel display industry. This coated glass is produced at our China Joint Venture, or China JV.

Our Markets

Our thin film deposition equipment solutions enable our customers to offer the latest product innovations in the following diverse markets:

Flat Panel Displays. Flat panel displays, or FPDs, are used in a wide variety of consumer and industrial products, including laptop and flat panel desktop computer monitors, liquid crystal display, or LCD televisions, plasma display televisions, cellular telephones, personal digital assistants, calculators, pagers, scientific instruments, portable video games, gasoline pumps, automotive instruments, point-of-sale terminals and a number of other electronic devices. Virtually all FPDs require optically transparent, electrically conductive thin films coated on substrates such as glass. Growth in the FPD market is driven by consumers’ desire for increased access to information in wireless and portable communication devices with display capabilities. Consumers also desire to replace heavy, bulky cathode ray tube, or CRT, monitors and televisions with thinner, lighter FPDs. The increasing affordability of FPDs significantly expands the potential market.

Architectural, Automotive and Solar Glass. Thin film coated glass is used in buildings for exterior window glass, automobile windows and solar energy collecting applications. Applying certain thin films on glass significantly reduces heat transfer through the glass, improving the efficiency of heating and cooling systems in buildings and vehicles. In addition, thin films form conductive layers and are integral components of solar cells. Demand for architectural and automotive coated glass is driven by the need for energy conservation in commercial and residential construction and increasingly, in automotive applications. The demand for alternative energy sources, such as solar cells, is driven by the need to reduce the load on municipal power grids worldwide.

Consumer Products Packaging and Electronics. Thin film deposition systems in the consumer products packaging and electronics, or web, market are used to deposit thin films on multi-layer flexible packaging for consumer food products and cigarettes and to produce capacitors and other electronic components. Thin films are applied to a thin plastic or metal foil substrate to create a barrier, extending shelf life in consumer food products. Thin films provide the conductive and electronic elements critical to the manufacture of certain electronic products, such as capacitors and touch panel screens. The packaging market for web coaters is driven by demand for products packaged in bags and for decorative packaging. Demand for touch panel applications and capacitors is driving the electronics market for web coaters. We continue to develop thin films for the plastic bottling industry that improve the barrier characteristics of plastic bottles and extend the shelf life of beverages by reducing the rate at which carbonation escapes or contaminants enter the bottle. The demand for plastic bottles with more efficient barrier characteristics is driven by the bottlers’ desire to transition away from glass in favor of plastic.

Since our formation, and including the historic sales made by the large area coatings, or LAC, business of Unaxis Holding AG that we acquired in December 2000, we have sold over 90 FPD thin film deposition systems, 50 architectural, automotive glass and solar thin film deposition systems and 500 web thin film deposition systems. We have developed leading thin film process and equipment technologies to meet our customers’ needs for sophisticated, technologically advanced thin film deposition equipment. We have over 80 patents and patent applications related to thin film technologies, and we continue to invest in research and development. Our manufacturing operations in Germany, together with our international sales and support offices enable us to provide thin film deposition equipment solutions to customers throughout the world, including our core markets in Asia, Europe and North America.

Our Thin Film Technology Solutions

Historically, we manufactured our own equipment to produce thin film coated glass and have used that experience to transition our business to the design and manufacture of thin film deposition equipment. We solve critical manufacturing issues for our customers with our broad range of thin film deposition equipment, innovative thin film coating and process technologies, and after-market support. Our thin film deposition solutions are highly specialized for our customers to enhance the electrical, optical and barrier qualities of the substrates used in their products. We believe that the reliable, high yield, high throughput, flexible and modular configurations of our thin film deposition equipment and our innovative coating and process technologies offer several advantages to our customers over the equipment and technologies of our competitors.

The principal methods of deposition that we integrate in our systems are physical vapor deposition, or PVD, evaporation deposition, and plasma enhanced chemical vapor deposition, or PECVD. PVD is a process technology in which molecules of coating material are bombarded with ions, or sputtered, from a target or source material. The material is then deposited on the substrate as a thin film. In the evaporation process, an electrical current is passed through the target material in a vacuum until it vaporizes and is then deposited onto the substrate as a thin film. PECVD is a process where plasma, a high energy field, is used to initiate a chemical reaction which then deposits a newly formed thin film onto the substrate. With each deposition method, the quality of the coatings, the cycle time of the process, the utilization of materials, and other factors are controlled by our technology solutions.

Our manufacturing operations in Germany, together with our international sales and support offices, enable us to provide thin film deposition equipment to our customers throughout the world, including our core markets in Asia, Europe and North America. Our knowledge, understanding of customer thin film coating requirements, and ongoing research and development enable us to make continuous improvements that provide our customers with high value and increasingly advanced technological solutions. The depth of our experience and technologies enables our customers to continue to develop innovative products for their current and future markets.

Our Strategy

Our objective is to enhance our position as a leading supplier of thin film deposition equipment. Key elements of our strategy include:

Build on our Leadership in our Core Markets. We are a market leader with what we believe to be the largest installed base of thin film deposition equipment for the color filter FDP, the architectural and automotive glass markets, and the consumer products packaging and electronics markets. We believe our reputation as a high quality supplier of thin film deposition equipment allows us to establish key customer relationships and to grow with these customers as they develop new products to meet new market requirements. We intend to use our strong technological capabilities and long-standing customer relationships to continue to supply our existing customers with competitive solutions and capture additional market share in core markets.

Target Emerging High Growth Market Opportunities. We have recently entered and are focusing our research and development efforts on several high growth markets, including solar cell, organic light emitting diodes, or OLEDs, and barrier coated plastic bottles. We have installed development and pilot production thin film deposition equipment for each of these markets, and are working with our strategic partners to develop our technologies in each of these areas.

Continue to Serve Diverse Markets. We have applied our thin film technology to diverse markets ranging from flat panel displays for televisions and computer monitors to consumer packaging for potato chip bags. We will continue to invest in the technologies that address the needs of diverse markets because we believe this reduces our exposure to the cyclical nature of any individual market. For example, when the FPD market experienced a downturn in fiscal years 2001 and 2002, we continued to sell thin film deposition equipment to our other markets.

Engage in Strategic Relationships. Our strategic relationships have influenced our technological direction, optimized our research and development investments, and enhanced the sales, marketing and distribution of our products. We will continue to pursue strategic relationships with industry leaders in each new market or market segment that we enter.

Reduce Costs to Improve Margins. In order to reduce our cost of goods sold and improve our gross and operating margins, we will continue to review all aspects of producing our thin film deposition equipment, including operating costs, component costs and product design.

Pursue Selective Acquisitions. We regularly seek and evaluate acquisition opportunities that would enhance or complement our existing operations or otherwise offer growth opportunities consistent with our strategy and core competencies. For example, our acquisition and integration of the LAC business successfully completed our strategy of transforming our business from coating glass to manufacturing thin film deposition equipment.

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

ITEM 1(c): Narrative Description of Business

Products

Our thin film coating systems are used in many different applications spanning three distinct markets. The following table illustrates our principal products:

		Examples of	General Price
End Markets and Products	Deposition Method	End Market Application	Range (1)

Flat Panel Displays:
NEW ARISTO	PVD	Laptop and desktop monitors and plasma televisions	$4-8 million
VES 400 (Development)	Evaporative	OLED displays	Price not determined
Architectural, Automotive and Solar Glass:
Terra-G	PVD	Low-E window glass	$10-20 million
SOLARISTO	PECVD	Solar panels	$4-7 million
ECOVERA (Development)	PECVD	Solar panels	$3-5 million
ATON (Development)	PVD	Solar panels	$3-5 million
A-650	PVD	Solar panels	$2-5 million
Consumer Products Packaging and Electronics:
TOPMET	Evaporative	Potato chip bags	$1-3 million
MULTIMET	Evaporative	Capacitors	$1-3 million
TOPBEAM	Evaporative	Food packaging (transparent)	$4-6 million
MULTIWEB	PVD	Touch panels	$4-8 million
BESTPET-LG 20 (Development)	Evaporative	Plastic bottles	$1-3 million

(1)	The price for a particular system may be greater or less than the general price range, depending on the specific configuration and specifications.

Thin Film Deposition Equipment

Flat Panel Displays

Our flat panel display in-line deposition equipment applies conductive, optical and barrier coatings for manufacturing high information content, color displays such as high resolution LCDs, and plasma display panels, or PDPs, used in computer monitors and high definition televisions.

NEW ARISTO. Our NEW ARISTO is an advanced thin film deposition system that accommodates the largest mother glass sizes, including generation 6 and 7, and meets the low particulate requirements of the active matrix LCD, plasma display television and color super twisted nematic, or CSTN, FDP markets. The system features high throughput, low cost of ownership and the capability for double-sided coatings.

VES 400. Our VES 400 system is an advanced production thin film deposition system for the OLED market. The VES 400 applies all of the thin films necessary for an OLED device including the metal layers and organic layers in a vacuum. The VES 400 is targeted at providing OLED manufacturers with the ability to produce OLED devices in production volumes. We believe this is the first vertical in-line deposition system developed for OLED.

Architectural, Automotive and Solar Glass.

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

Thin Film Coated Glass

TN, STN and CSTN Coated Glass. Our China JV is a leading producer of twisted nematic, or TN, super twisted nematic, or STN and color super twisted nematic, or CSTN coated glass that is used for low resolution black and white and color LCDs. Our customers incorporate these LCDs into consumer products that include cellular phones, personal digital assistants and electronic instruments. To produce TN, STN, and CSTN coated glass, our China JV uses our proprietary in-line coating systems and batch systems to deposit thin films on high quality glass panels. Our China JV then packages and ships the coated glass panels to their customers for incorporation into their products.

Sales, Marketing and Customers

We have sales offices in the United States, Germany, Hong Kong, Belgium, Taiwan, Korea, Japan and China, and utilize sales representatives worldwide to supplement the marketing activities of our sales force. The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer. We usually sell our thin film deposition equipment on a progress payment basis. We generally sell our thin film coated glass on open account, most of which are backed by letter of credit or insured. Our customer payment history has been excellent.

In fiscal 2003, our ten largest customers accounted for approximately 53% of our net revenues. Revenue from our largest customer in fiscal 2003, Guardian Industries Corporation, represented 13.3% of our net revenues for that year. Approximately 71% of our fiscal 2003 net revenues were derived from exports to our customers outside of our manufacturing center in Europe, primarily to Asia. The demand for FPD thin film coated glass is primarily in Asia, and our customers for thin film deposition equipment have historically been predominately located in Japan, Korea, China, Taiwan, Europe and the United States.

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

Manufacturing and Facilities

Our Longmont, Colorado, headquarters contains approximately 87,000 square feet and includes general offices and research and development. This facility is leased from an independent third party. We conduct research and development at this facility.

Our Alzenau, Germany, manufacturing facility contains approximately 260,000 square feet and includes general offices, research and development facilities, and equipment manufacturing facilities. This facility is leased from an independent third party. We design and manufacture thin film deposition equipment and can concurrently build multiple thin film deposition systems at this facility.

Our China JV glass coating facilities are incorporated into the glass production facilities owned by NSG and contain approximately 60,000 square feet located in Suzhou China. Our China JV manufactures thin film coated glass at these facilities.

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

Consumer Products Packaging and Electronics Deposition Equipment. Our most significant competitors for web coating systems are Valmet General, headquartered in the United Kingdom and Kontex of Germany, a division of Leybold Optics AG. In the coated plastic bottle market, we compete with Sidel, a French filling line equipment company and a division of Tetra-Pak (Swiss) SA.

Thin Film Coated Glass. Our primary competitors for thin film coated glass are The Samsung Corning, Co., Ltd, Merck Display Technologies Ltd., Shenzhen NANBO, and Shenzhen Laiboo Vactech Co. Ltd.

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

     Our research and development expertise encompasses a wide range of deposition technologies, including:

•	Thermal evaporation by direct heating for organics and inorganics;

•	Electron beam evaporation for dielectrics;

•	Direct current, radio frequency and radio frequency superimposed direct current magnetron for reactive and non-reactive sputtering;

•	Alternating current magnetron (TWINMAG) for fully reactive sputtering;

•	Hollow cathode source for highly reactive coatings;

•	Direct current, radio frequency and microwave sources for PECVD;

•	Cleaning with direct current glow discharge, radio frequency etch and ion assisted etch; and

•	Arc evaporation for high speed deposition of barrier layers.

Our research and development expenditures were $6.3 million in fiscal 2001, $9.2 million in fiscal 2002 and $12.2 million in fiscal 2003.

Intellectual Property

We use a combination of patent, copyright, trademark and trade secret protection as well as non-disclosure agreements and licensing arrangements to establish and protect our proprietary rights. Steps taken by us to protect our proprietary rights may not be adequate to prevent misappropriation of such rights or third parties from independently developing a functionally equivalent or superior technology. Worldwide, we have over 80 patents and patent applications.

We license certain intellectual property to Balzers Process Systems GmbH, an indirect subsidiary of Unaxis under an irrevocable, royalty-free, perpetual and worldwide license agreement. We also license certain intellectual property from Balzers Process Systems GmbH. The license is irrevocable, royalty-free, perpetual and worldwide.

Certain patents and other intellectual property related to plastic bottle coating technology are licensed from The Coca-Cola Company.

Strategic Relationships with The Coca-Cola Company

In July 1997, we entered into a strategic relationship with The Coca-Cola Company to develop and produce thin film deposition equipment to apply barrier coatings to the outside of plastic bottles. We then entered into a Commercialization Agreement with The Coca-Cola Company and Krones AG effective September 2000, which specifies our rights and responsibilities with respect to this process and technology. We and Krones are responsible for manufacturing the thin film deposition equipment, including the integration of the bottle handling components supplied by Krones AG. Krones is responsible for selling and servicing deposition equipment for coating plastic bottles. We and Krones may sell to any third parties, provided that Krones and The Coca-Cola Company receive royalty payments on third party sales. The Commercialization Agreement continues in effect until August 31, 2005. Even if the agreement is not renewed, we will retain a worldwide, non-exclusive license of the intellectual property related to thin film deposition on plastic bottles.

We have delivered several systems using our barrier coating technology for plastic bottles which is the first of two coatings necessary to achieve the improved barrier results. At the end of fiscal 2003, we experienced a setback with the atmospheric barrier protection top coat, as Krones was not able to deliver a commercially viable coating system for the top coat. We continue to develop the technology in our own labs in an effort to develop a process that will improve the characteristics of the barrier coatings. We have not established a revised estimate for the completion of this technology, however, we believe that our strategic relationship with The Coca-Cola Company and Krones presents us with a good foundation for technology development.

The LAC Acquisition

Effective December 31, 2000 we acquired the LAC business from Unaxis, which expanded our capabilities in the FPD market and enabled our entry into three new product markets:

•	color filter FPD;

•	architectural, automotive and solar glass; and

•	consumer products packaging and electronics.

Unaxis agreed that, until December 31, 2002, it would not compete with the LAC business we acquired. We also agreed to license certain intellectual property from Unaxis, and Unaxis agreed to license certain intellectual property from us. Since December 31, 2002, Unaxis has been free to compete with us in our markets with certain intellectual property related to our deposition technology.

China Joint Venture

In fiscal 1999, we entered into a joint venture with NSG, a major Japanese glass manufacturer, to supply the low and high resolution coated glass market from a production base in Suzhou, China. Our China JV was formed as a limited liability company under the laws of the People’s Republic of China. We are 50%-50% joint venture partners with NSG, and the term of our China JV is 50 years. Profits, dividends, risks and losses are also shared by the partners in proportion to their equity contributions. Each party has contributed $3.2 million equity in cash, and the balance was derived from the conversion of retained earnings to paid in capital.

Our strategy for our China JV has involved the transfer of the majority of our thin film coated glass manufacturing capacity to China. We have transferred two thin film coating systems to our China JV facilities, bringing the number of their high throughput coating systems to three. Our China JV’s location in Asia allows them to produce coated glass in our China JV facility immediately adjacent to our primary source of raw glass, NSG, and in close proximity to our China JV’s Asian customer base. During fiscal 2003 we expanded into the color STN market by supplying thin film coated glass over color filter from our China JV. We will also continue to evaluate business opportunities that strengthen our position with our China JV’s customers.

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

Environmental Regulations

Our operations create a small amount of hazardous waste. The amount of hazardous waste we produce may increase in the future depending on changes in our operations. The general issue of the disposal of hazardous waste has received increasing focus from federal, state and local governments and agencies both in the United States and Germany and has been subject to increasing regulation. Based on regulations currently in effect, we believe compliance with these regulations will not have a material impact on our capital expenditures, earnings or competitive position.

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

ITEM 1 (d): Information About Foreign Operations

See “ITEM 1(c): Narrative Description of Business — Sales, Marketing, and Customers” and “China Joint Venture”.

ITEM 2: Properties

See “ITEM 1 (c): Narrative Description of Business -Manufacturing and Facilities”

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

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position

Thomas T. Edman	41	Director, President and Chief Executive (2)
Lawrence D. Firestone	45	Chief Financial Officer, Treasurer, Senior Vice President and Secretary (2)
Graeme L. Hennessey	65	Vice President - Sales and Marketing (2)
Helmut Frankenberger	46	Executive Vice President - Sales & Marketing (2)
James P. Scholhamer	37	Senior Vice President - Operations (2)
Allen H. Alley	49	Director (1)
John S. Chapin	62	Director
Chad D. Quist	41	Director (1)
Richard P. Beck	70	Director, Chairman of the Board (1)
Vincent Sollitto, Jr.	55	Director (1)

(1)	Member of the Audit, Compensation and Nominating and Governance Committees.

(2)	Executive Officer

Thomas T. Edman has been employed by our company since June 1996 and has served as our President and Chief Executive Officer since May 1998. From June 1996 until May 1998, Mr. Edman served as Chief Operating Officer and Executive Vice President. Mr. Edman has served as a director of our company since July 1998. From 1993 until joining our company, he served as General Manager of the High Performance Materials Division of Marubeni Specialty Chemicals, Inc., a subsidiary of a major Japanese trading corporation. Mr. Edman also serves on the national board of directors of the American Electronics Association, a professional trade organization, and is chairman of its audit committee. Mr. Edman has a Bachelor of Arts degree in East Asian studies (Japan) from Yale and received a Master’s degree in business administration from The Wharton School at the University of Pennsylvania.

Graeme L. Hennessey has served as our Vice President — Sales and Marketing since April 1993 and is currently also President of Applied Films Asia Pacific. From 1980 until he joined our company, Mr. Hennessey was employed by Donnelly Corporation as a product line manager where he was responsible for sales and marketing as well as manufacturing. Mr. Hennessey has a Bachelor of Science degree in physics from Catholic University of America and a Master’s degree in physics from Fordham University.

Lawrence D. Firestone has served as our Chief Financial Officer, Treasurer and Secretary since July 1999 and as our Senior Vice President since July 2003. From March 1996 until March 1999, Mr. Firestone served as Vice President and Chief Operating Officer of Avalanche Industries, Inc., a custom cable and harness manufacturer. From 1993 to 1996, Mr. Firestone served as Director of Finance and Operations for the Woolson Spice and Coffee Company, a gourmet coffee roasting and distribution company, and from 1988 to 1993, as Vice President and Chief Financial Officer for TechniStar Corporation, a manufacturer of robotic automation equipment. From 1981 to 1988, Mr. Firestone served in various capacities and finally as Vice President and Chief Financial Officer at Colorado Manufacturing Technology, a contract manufacturer that specialized in printed circuit board and cable assembly. Mr. Firestone has a Bachelor of Science degree in business/accounting from Slippery Rock State College.

Helmut Frankenberger served as our Executive Vice President — Sales & Marketing since the LAC acquisition on December 31, 2000 through August 31, 2003 when he resigned his position with Applied Films Corporation. Prior to the acquisition, Mr. Frankenberger served as President of Balzers Process Systems, located in Germany, since 2000, and the Vice President of Large Area Display Division since 1999. From 1997 through 1998, he served as the Division Manager of Display Products, and from 1996 through 1997, served as the Division Manager of Data Storage at Balzers Process Systems. From 1969 to 1987 Mr. Frankenberger served in various capacities related to sales, marketing and equipment service for Leybold Deutschland in Germany, Japan and the United States. Mr. Frankenberger obtained his Bachelor’s degree in electronic and computer science from University Darmstadt in Germany.

James P. Scholhamer has served as our Senior Vice President since July 2003. From January 2001 to July 2003, Mr. Scholhamer was the Vice President — Operations and from August 1997 to January 2001 he was the Director of Operations for Thin Film Coatings. From 1992 until he joined our company, Mr. Scholhamer held the titles of Manufacturing Manager and Process Engineer at Viratec Thin Films, Inc., located in Minnesota. From 1989 to 1992, Mr. Scholhamer served as Production Manager and Process Engineer at Ovonic Synthetic Materials, Inc., a division of Energy Conversion Devices, located in Michigan. Mr. Scholhamer has a Bachelor of Science degree in engineering from The University of Michigan.

Allen H. Alley has been a director of our company since September 2002. Mr. Alley co-founded Pixelworks and has served as the President, CEO, and chairman of the board of Pixelworks since its inception in 1997. From 1992 to 1997, Mr. Alley served as the Vice President Corporate Development, Engineering and Product Marketing at InFocus Systems, a leading electronic display company. While at InFocus, Mr. Alley was also the co-CEO of a joint venture with Motorola, Inc. called Motif. From 1986 until 1992, Mr. Alley served as General Partner with Battery Ventures, a venture capital investment firm. From 1983 to 1986, Mr. Alley was the Director of Mechanical Computer Aided Engineering of Computervision Corporation, a computer-aided design software developer. From 1979 to 1983, Mr. Alley was a Lead Mechanical Engineer at Boeing Commercial Airplane Division. From 1976 to 1979, Mr. Alley served as a Product Design Engineer for the Ford Motor Company. Additionally, Mr. Alley serves on the board of directors of the Oregon Museum of Science and Industry, is the Chairman of the Oregon Council of Knowledge and Economic Development, and in February 2002, he accepted an appointment by President George W. Bush to the U.S.-Japan Private Sector Government Commission. Mr. Alley holds a Bachelor of Science degree in mechanical engineering from Purdue University.

John S. Chapin co-founded Applied Films Lab, Inc. in 1976 and served as Vice President — Research, Corporate Secretary from 1976 to November 2000. Mr. Chapin has also served as a director of our company since its inception. Mr. Chapin is the inventor of the planar magnetron and co-inventor of a reactive sputtering process control. Mr. Chapin has a Bachelor of Science degree in geophysics from the Colorado School of Mines and a Master’s degree in electrical engineering from the University of Colorado.

Chad D. Quist has been a director of our company since April 1997. Mr. Quist is the President of Optera, Inc., a wholly-owned subsidiary of Magna Donnelly Corporation. Mr. Quist has been employed by Magna Donnelly since 1995. Optera, Inc. is a leading supplier of glass components for the touch screen and display industry. From 1989 to 1995, Mr. Quist served as Vice President of Fisher-Rosemont, Inc., an industrial instrumentation company. Mr. Quist has a Bachelor’s degree in engineering from Stanford University and a Master’s degree in business administration from the Kellogg Graduate School of Business at Northwestern University.

Richard P. Beck has served as a director of our company since May 1998 and Chairman of the Board since October 2001. From March 1992 to May 2002, Mr. Beck served in various capacities for Advanced Energy Industries, Inc., a publicly held manufacturer of power conversion and integrated technology solutions, including Senior Vice President from November 2001 to May 2002, Senior Vice President and Chief Financial Officer from February 1998 to November 2001, and Vice President and Chief Financial Officer from March 1992 to February 1998, and he continues to serve as a Director of the company. From November 1987 to March 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck serves as a director of Photon Dynamics, Inc. and TTM Technologies, Inc., both publicly held companies, and he serves as chairman of their audit committees. Mr. Beck has a Bachelor of Science degree in accounting and a Master’s degree in business administration in finance from Babson College.

Vincent Sollitto, Jr. has served as a director of our company since October 1999. Since June 2003, Mr. Sollitto has been the President and Chief Executive Officer and member of the board of Brillian Corporation. From July 1996 to February 2003, Mr. Sollitto was President and Chief Executive Officer and a member of the Board of Directors at Photon Dynamics, Inc. From August 1993 to 1996, Mr. Sollitto was the General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Prior to 1991, Mr. Sollitto spent 21 years in various management positions at IBM, including Director of Technology and Process. Mr. Sollitto serves as a director on the boards of Irvine Sensors Corporation and Ultratech Inc.. Mr. Sollitto holds a Bachelor of Science degree in electrical engineering from Tufts College.

Executive Officers

The Board of Directors elects executive officers on an annual basis. Executive officers serve at the pleasure of the board.

ADDITIONAL ITEM: RISK FACTORS

You should carefully consider the following risk factors and other information contained or incorporated by reference in this report before deciding to invest in our common stock. Investing in our common stock involves a high degree of risk. The risks and uncertainties described below may not be the only ones we face. If any of the following risks actually occurs, our business could be harmed and the market price of our common stock could decline, and you may lose all or part of your investment. Please see “Forward looking Statements” on page 40 of this report.

Risks Related to our Business

Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decrease in the price of our common stock.

We have experienced and may continue to experience significant annual and quarter-to-quarter fluctuations in our revenues and operating results as a result of a variety of factors including:

•	the cyclical nature of the capital equipment market;

•	fluctuation in customer demand, which is influenced by general economic conditions in the industries and geographic markets we serve;

•	our product and revenue mix;

•	competition, including competitive pressures on prices of our products;

•	the length and variability of the sales cycle for our products;

•	manufacturing and operational issues;

•	the timing of customer orders;

•	issues related to new product development and introduction, including increased research, development and engineering costs and marketing expenses;

•	our use of the percentage of completion revenue accounting method;

•	the timing of the recognition of revenues from capital equipment orders and the accuracy of the estimation of our costs;

•	sales and marketing issues, including the concentration of our customer base; and

•	fluctuations in foreign currency exchange rates.

These factors are difficult or impossible to forecast.

Our business could be adversely affected by the cyclical nature of market conditions in the industries we serve.

Our business depends on the purchasing requirements of our customers in the FPD, architectural, automotive and solar glass, the consumer products packaging and electronics and the plastic bottle markets. Certain of these markets, in particular the FPD market, have been subject to dramatic cyclical variations in product supply and demand. The timing, length and severity of these cycles are difficult to predict. In some cases, these cycles have lasted more than a year. Manufacturers may contribute to these cycles by over- or under-investing in manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles.

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

In fiscal 2001 and fiscal 2002, we experienced a downturn in the FPD market, and there can be no assurance when or if demand for active matrix LCDs, thin film transistors, or TFTs, or plasma display panels will increase. Unfavorable economic conditions that relate to the consumer electronics or other industries in which we operate, or that result in reductions in capital expenditures by our customers, could have a material adverse effect on our business, operating results, financial condition and prospects.

Our industry is subject to rapid technological change, and we may not be able to forecast or respond to commercial and technological trends.

Our growth strategy and future success is dependent upon commercial acceptance of products that incorporate technologies we have developed and are continuing to develop. The market for thin film coated glass and thin film deposition equipment is characterized by rapid change and frequent introductions of enhancements to existing products. Technological trends have had and will continue to have a significant impact on our business. Our results of operations and ability to remain competitive are largely based upon our ability to accurately anticipate customer and market requirements. Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

•	accurate technology and product selection;

•	timely and efficient completion of product design and development;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance in the field; and

•	product support and service and effective sales and marketing.

We may not be able to accurately forecast or respond to commercial and technological trends in the industries in which we operate.

Technological changes, process improvements, or operating improvements that could adversely affect us include:

•	development of new technologies by our competitors;

•	changes in product requirements of our customers;

•	changes in the way coatings are applied to glass, paper, metal foil or plastic bottles;

•	development of new materials that improve the performance of the coated substrate; and

•	improvements in the alternatives to our technologies.

If we fail to adequately invest in research and development or allocate sufficient resources, we may be unable to compete effectively in the markets in which we operate.

As a result of the intense competition in our industry, the failure to invest sufficiently in strategic product development could adversely affect us. We have limited resources to allocate to research and development and must allocate our resources among a variety of projects. We may not have sufficient funds to devote to research and development, or our research and development efforts may not be successful in developing products in the time, or with the characteristics, necessary to meet customer needs. If we do not adapt to such changes or improvements, our competitive position, operations and prospects would be materially adversely affected.

Our products generally have long sales cycles and implementation periods, which increase our costs in obtaining orders and extend the effects of economic downturns.

We derive a substantial portion of our net revenues from complex, customized products that are a major capital expenditure for our customers and typically require long lead times. Because of the significance of the product purchase decision, prior to placing an order, prospective customers generally commit resources to test and evaluate our products and often require a number of product presentations and demonstrations before reaching a sufficient level of confidence in the product’s performance and compatibility with the customer’s specific requirements. The sales cycle of our products is protracted, requiring us to invest significant marketing and engineering resources in attempting to make sales and delaying the generation of revenue. Following periods of economic downturn during which the sales process may have been suspended, the long sales cycle will lengthen the period following economic recovery before we will begin to receive revenues. Long sales cycles also subject us to other risks, including customers’ budgetary constraints, internal acceptance reviews and cancellations. The time required for our customers to incorporate our products into their systems can also be lengthy and require significant on-site engineering support. Because our customers’ final payment obligations are not triggered until ultimate product acceptance, any delay in acceptance could postpone our receipt of the final 10-15% of the purchase price.

We face competition or potential competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

The market for thin film deposition equipment is highly competitive. We face substantial competition from established companies in many of the markets we serve. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and a larger customer base than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products. In addition, their greater capabilities in these areas may enable them to:

•	better withstand periodic economic downturns;

•	compete more effectively on the basis of price and technology;

•	more quickly develop enhancements to and new generations of products; and

•	more effectively retain existing customers and obtain new customers.

Many of our customers and potential customers that purchase thin film deposition equipment are large companies that require global support and service for their thin film deposition equipment. Our larger competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global manufacturers and other purchasers of thin film deposition equipment.

Some of our competitors offer a broader range of integrated products in a particular market. If we are unable to develop a more extensive line of products, customers could elect to purchase products from a supplier that offers a more extensive range of products, making it more difficult for us to sell products which are just one part of an integrated process.

In addition, new companies may in the future enter the markets in which we compete, further increasing competition.

We believe that our ability to compete successfully depends on a number of factors, including:

•	performance, quality and reliability of our products;

•	cost of owning and using our products;

•	our ability to ship products on the schedule required;

•	quality of the technical service we provide;

•	timeliness of the services we provide;

•	our success in developing new products and enhancements;

•	existing market and economic conditions;

•	foreign currency exchange conditions; and

•	price of our products and our competitors’ products.

Many of these factors are outside our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share, and inability to generate cash flows that are sufficient to maintain or expand our development of new products.

Effective December 31, 2000 we acquired the LAC business from Unaxis Holding AG, or Unaxis. Unaxis agreed that, until December 31, 2002, it would not compete with the LAC business we acquired. We also agreed to license certain intellectual property from Unaxis, and Unaxis agreed to license certain intellectual property from us. Since December 31, 2002, Unaxis has been free to compete with us in our markets with certain intellectual property related to our deposition technology. Competition by Unaxis may impair sales of our products.

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

Export revenues to customers outside of our manufacturing center in Europe represented approximately 79% of our net revenues in fiscal 2001, 60% of our net revenues in fiscal 2002 and 71% of our net revenues in fiscal 2003. The principal international markets into which we and our China JV sell our products are China (including Hong Kong), Korea, Japan and Taiwan. Banking and currency problems in Asia have had and may continue to have an adverse impact on our revenues and operations. Our operations in China will be subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors. This growth may continue to be uneven and any slowdown may have a negative effect on our business. We believe international sales will continue to represent a significant portion of our sales, and that we will continue to be subject to the normal risks of conducting business internationally. Such risks include:

•	foreign exchange risks;

•	inflation or deflation in foreign economies;

•	the burdens of complying with a wide variety of foreign laws, including export license requirements;

•	unexpected changes in regulatory requirements and the imposition of government controls;

•	political and economic instabilities;

•	protective trade activities, such as tariffs and other barriers;

•	the risk of business interruption caused by labor unrest, war or illness;

•	difficulties in accounts receivable collections;

•	inability to protect intellectual property rights;

•	the quarantine or closure of any of our facilities, or those of our customers, due to an outbreak of severe Acute Respiratory Syndrome or SARs;

•	difficulties in staffing and managing foreign sales operations; and

•	potentially adverse tax consequences.

We conduct business in foreign currencies, and fluctuation in the values of those currencies could result in foreign exchange losses and negatively affect our competitive position.

In fiscal 2003, approximately 90% of our net revenues were denominated in Euros, approximately 7% were denominated in U.S. dollars, and approximately 3% of our net revenues were denominated in yen. Any strengthening or weakening of the Euro, U.S. Dollar or Japanese Yen in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness, as our products will become more expensive to customers outside Europe and less competitive with products produced by competitors outside Europe. A strengthening of the Euro or other competitive factors could put pressure on us to denominate a greater portion of our Japanese sales in yen, thereby increasing our exposure to fluctuations in the Euro-yen exchange rate. Our China JV transacts much of its business in Chinese Yuan Renminbi. While this currency has remained fairly constant in value, any devaluation of the Chinese Yuan Renminbi would adversely affect our business, operating results, financial conditions and prospects. Foreign sales also expose us to collection risks in the event it becomes more expensive for our foreign customers to convert their local currencies into U.S. dollars. Fluctuations in exchange rates could adversely affect our competitive position or result in foreign exchange losses, either of which could materially adversely affect our business, operating results, financial conditions and prospects.

Our consolidated financial statements are expressed in U.S. dollars. However, the assets, liabilities and results of operations of our German operations are reported in Euros. The translation exposures that result from the inclusion of financial statements that are expressed in functional currencies other than U.S. dollars are reported in the “other cumulative comprehensive income (loss)” line in stockholders’ equity. As of June 28, 2003, the unrealized translation adjustment in “other cumulative comprehensive income (loss)” was $11.5 million, which was primarily attributable to the goodwill and other intangible assets from the LAC acquisition that are denominated in Euros and intercompany debt denominated in the functional currency of the country in which our subsidiary that received the loan is organized.

We derive a significant portion of our revenue from large sales to a small number of large customers, and if we are not able to retain these customers, or if they reschedule, reduce or cancel orders, our revenues would be reduced and our financial results would suffer.

Our ten largest customers accounted for 53% of our net revenues in fiscal 2003. Revenues from our largest customer in fiscal 2003, Guardian Industries Corporation, represented 13.3% of our net revenues for that year. Revenues from our largest customers have varied significantly from year to year and will continue to fluctuate in the future. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. If a large order were delayed or cancelled, our revenues would significantly decline, and the loss of, or a significant reduction of purchases by, one or more of our significant customers would materially adversely affect our business, operating results, financial condition and prospects. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. There are a limited number of potential customers in each of our markets, and we expect that sales to a relatively small number of customers will continue to account for a high percentage of our revenues in those markets in the foreseeable future.

The failure of our strategic partners to devote adequate resources to developing new and improved technologies or marketing and distributing our products could limit our ability to grow or sustain our revenues and earnings.

The success of our strategy to develop emerging high growth market opportunities depends on the level of product development and marketing and distribution support we receive from our strategic partners. For example, we have been working with a strategic customer in the OLED market who has purchased one of our systems and is working with us as we develop the thin film and process technologies to shorten our development time for a high volume production solution for color OLEDs. We have also entered into a Commercialization Agreement with The Coca-Cola Company and Krones AG, pursuant to which we are relying on Krones to provide the necessary sales, marketing and distribution support of our thin film deposition equipment for coating plastic bottles when this solution is commercially viable. The failure of our strategic partners to devote adequate resources toward product development or failure of Krones to devote adequate resources to marketing and distributing our plastic bottle deposition equipment could limit our ability to grow or sustain our revenues and earnings.

If we are unable to continue to introduce new products, our results will be adversely affected.

We believe our future growth depends significantly upon our ability to successfully introduce new products, such as our solar, VES 400 and plastic bottle deposition systems. We are subject to the risks inherent in the development of new products, including risks associated with attracting and servicing a customer base, manufacturing products in a cost-effective and profitable manner, and training qualified engineering, manufacturing, service and marketing personnel. Product development is based on our expectations regarding future growth of target markets, but it is difficult to anticipate the direction of future growth and to design equipment to meet the needs of a changing market. Changes in technology could render our products less attractive. If the market for our new products fails to grow, or grows more slowly than anticipated, we may be unable to realize the expected return on our investment in product development, and our business, operating results, financial condition and prospects could be materially adversely affected.

We manufacture all of our products at two facilities, and any prolonged disruption in the operations of those facilities or a demand for products that exceeds the manufacturing capacity at such facilities, could have a material adverse effect on our revenues or equity earnings.

We produce all of our thin film deposition equipment in our manufacturing facilities located in Alzenau, Germany, and our China JV produces all of its coated glass in its facilities leased in Suzhou, China. Any prolonged disruption in the operations of our manufacturing facilities, whether due to technical or labor difficulties, destruction or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems on time, our revenues could also be adversely affected.

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

Our coated glass revenues and equity earnings from our China JV depend solely on our joint venture with Nippon Sheet Glass Co., Ltd., or NSG, in China. The results of our China JV depend on the continuing cooperation of NSG. The success of our China JV is subject to a number of risks, over many of which we have limited control. We rely on NSG to house our China JV within its glass fabrication facility and to supply glass to our China JV. We also rely on NSG’s management personnel to manage the day-to-day operations of our China JV, and the managing director of our China JV is employed by NSG as well as by our China JV. We do not have employment agreements with any management personnel at our China JV. Our China JV’s future success will be dependent in part on our ability to continue to effectively participate in our China JV and manage our relationship with NSG. Our business, operating results, financial condition or growth could be materially adversely affected if NSG ceases to supply glass to our China JV, focuses its management and operational efforts on other activities or terminates the joint venture.

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

The market to supply thin film coated glass to LCD manufacturers is highly competitive. Many of our competitors have substantially greater financial, technical, marketing and sales resources than we have or our China JV has. Additional competitors may enter our markets, certain of which may offer lower prices. Prices for much of our low resolution thin film coated glass products supplied to the LCD market declined in past years. We and our China JV have experienced further pricing pressures and decreased demand in fiscal 2003, and we and our China JV may in the future experience pricing pressures as a result of a decline in industry demand, excess inventory levels, increases in industry capacity or the introduction of new technologies. Many of our customers are under continuous pressure to reduce prices, and we expect to continue to experience downward pricing pressures on our thin film coated glass products. We and our China JV are frequently required to commit to price reductions before we know that the cost reductions required to maintain profitability can be achieved. To offset declining sales prices, we and our China JV must achieve manufacturing efficiencies and cost reductions and obtain orders for higher volume products. If we are unable to offset declining sales prices, our gross margins on coated glass will decline and equity earnings from our China JV will decline.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from infringements or challenges by third parties.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights. These laws, agreements and measures may not be sufficient to protect our technology from third-party infringements, or to protect us from the claims of others. While we have formally recorded our ownership of the patents we acquired in the LAC acquisition, we have not filed our registered patents and trademarks for patent or trademark protection in all of the jurisdictions in which such filings may be made. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop a functionally equivalent or superior technology. Patents issued to us may be challenged, invalidated or circumvented; our rights granted under those patents may not provide competitive advantages to us; and third parties may assert that our products infringe their patents, copyrights or trade secrets. Third parties could also independently develop functionally equivalent or superior technology and similar products or duplicate our products. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

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

From time to time, we have received claims of infringement from third parties. Any claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights and could also result in an injunction barring us from making or selling any infringing product. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

•	lose our proprietary rights;

•	stop manufacturing or selling our products that incorporate the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

•	pay damages, including treble damages and attorney’s fees in some circumstances; or

•	redesign those products that use such technology.

If we are forced to take any of the foregoing actions, our business could be severely harmed.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in Europe and the United States.

In fiscal 2003, 71% of our revenue was derived from sales in foreign countries outside of our manufacturing center in Europe, including certain countries in Asia such as Taiwan, Korea, China and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of Europe and the United States, and many companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for protecting intellectual property internationally. In many instances, the publication of a patent prior to the filing of a patent application in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential for at least 18 months after first filing, in Taiwan, the contents of a patent are published upon filing, which provides competitors an advance view of the contents of a patent application prior to the establishment of the patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to develop competing technology and sell competing products.

We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.

We prepare our financial statements in conformity with the generally accepted accounting provisions in the United States, or U.S. GAAP. U.S. GAAP requires us to annually evaluate whether certain assets have been impaired. Goodwill is tested for impairment using a fair-value-based approach. In addition, U.S. GAAP also requires us to evaluate the carrying value of all long-lived intangible assets other than goodwill whenever events or circumstances indicate that the carrying value of assets may exceed their recoverable amounts. An impairment loss on long-lived intangible assets other than goodwill is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. One or more impairment losses could adversely affect our financial condition and results of operations.

Recently the Financial Accounting Standards Board, or FASB, issued new pronouncements under FASB 142 regarding goodwill and intangible assets and under FASB 144 long-lived assets. As a result of the LAC acquisition and the adoption of FASB 142 in July of 2001, as of June 28, 2003, we have $89.0 million in goodwill and other intangible assets on our balance sheet of which $61.3 million is goodwill, which we do not amortize. We undergo an impairment test each year. As a result of the significance of goodwill, our results of operations and financial position in future periods could be negatively impacted should one or more impairments of goodwill occur.

We record our portion of the earnings from our China JV in the investment in joint venture line item of the balance sheet. This item is a long-lived asset, and under FASB 144, long-lived assets will undergo our impairment test each year based on current market conditions. This asset could become impaired and our financial statements would need to be adjusted to reflect that. This could negatively impact our financial results.

Potential changes in accounting standards might cause us to revise our financial disclosure in the future, which might change the way analysts measure our business or financial performance.

Recently discovered accounting irregularities in various industries have forced regulators and legislators to take a renewed look at accounting practices, financial disclosure, companies’ relationships with their independent auditors and retirement plan practices. Because it is still unclear what laws or regulations will develop, we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or in our operations specifically.

Our prior engagement of Arthur Andersen LLP as our independent auditor may pose risks to us and limit your ability to seek potential recoveries from them related to their work.

Our consolidated balance sheets as of July 3, 1999, July 1, 2000, and June 30, 2001 and the consolidated statements of operations for the fiscal years ended July 3, 1999 and July 1, 2000, were audited by Arthur Andersen LLP. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. While our audit committee and board of directors have no reason to question the quality or integrity of the audit and other assurance services previously provided to us by Arthur Andersen, some investors, including significant funds and institutional investors, may choose not to invest in or hold securities of a company whose financial statements were audited by Arthur Andersen.

Additionally, the Securities and Exchange Commission, or SEC, rules require us to present our audited financial statements in various SEC filings, along with Arthur Andersen’s consent to our inclusion of its audit report in those filings. Arthur Anderson has indicated to us that it will be unable to provide a consent to us related to our inclusion in any future SEC filings of its report on our consolidated balance sheets as of July 3, 1999, July 1, 2000, and June 30, 2001 and the consolidated statements of operations for the fiscal years ended July 3, 1999 and July 1, 2000. Arthur Andersen also will be unable to provide us with assurance services, such as advice customarily given to underwriters of our securities offerings and other similar market participants. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Notwithstanding this relief, the inability of Arthur Anderson to provide its consent or to provide assurance services to us could negatively affect our ability to, among other things, access the public capital markets. Any delay or inability to access the public markets as a result of this situation could have a material adverse impact on our business. Also, an investor’s ability to seek potential recoveries from Arthur Andersen related to any claims that an investor may assert as a result of the work performed by Arthur Andersen may be limited significantly both in the absence of a consent and the diminished amount of assets of Arthur Andersen that are or may in the future be available for claims.

If we fail to comply with environmental regulations, our operations could be suspended.

We use hazardous chemicals in producing our products. As a result, we are subject to a variety of local, state and federal governmental regulations in Germany relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, compliance with which is expensive. Environmental claims against us or our failure to comply with any present of future regulations could result in:

•	the assessment of damages or imposition of fines against us;

•	the suspension of production of our products; or

•	the cessation of our operations.

New environmental regulations could require us to acquire costly equipment or to incur other significant expenses to comply with such regulations. Our failure to control the use or adequately restrict the discharge of hazardous substances could subject us to future liabilities, which could negatively impact our earnings and financial position.

We are dependent on third parties to supply all raw materials and components used in our products. Any interruption or failure by these suppliers to meet their obligations could have a material adverse effect on our business, profitability and cash flows.

We rely on third-party suppliers to provide all raw materials and components for our products. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations in a timely manner, as well as any increases in the cost of their components or lapses in quality, could have a material adverse effect on our business, financial conditions, profitability and cash flows.

The success of any future acquisitions are subject to uncertainty and any completed acquisitions may reduce our earnings, be difficult to integrate, not perform as expected or require us to obtain additional financing.

We from time to time evaluate selective possible acquisitions that we believe to be consistent with our strategy and core competencies. Such acquisitions may be carried out through the purchase of assets, joint ventures, licenses or by acquiring other companies. However, we cannot assure you that we will be able to complete acquisitions on satisfactory terms, if at all. In particular, we may not be able to identify suitable acquisition candidates, and we may have to compete for acquisition candidates. Our competitors may have greater resources than us and therefore be better able to complete acquisitions or may cause the ultimate price we pay for acquisitions to increase. If we fail to achieve our acquisition goals, our grown may be limited.

Acquisitions may expose us to additional risks and may have a material adverse effect on our profitability and cash flows. Any acquisitions we make may:

•	fail to accomplish our strategic objectives;

•	not be successfully combined with our operations; and

•	not perform as expected.

In addition, acquisitions could initially decrease our income per share and add significant intangible assets and related amortization charges. Our acquisition strategy may require us to obtain additional debt or equity financing, resulting in leverage, or increased debt obligations as compared to equity, and dilution of ownership. We may not be able to finance acquisitions on terms satisfactory to us.

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

Risks Related to our Common Stock

Our stock price may fluctuate significantly.

The market price of our common stock has been, and we expect will continue to be, subject to significant fluctuations. Factors affecting our market price include:

•	the limited number of shares of common stock available for purchase or sale in the public markets;

•	quarterly variations in our results of operations;

•	failure to meet earnings estimates;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	the operating and stock price performance of comparable companies;

•	developments in the financial markets;

•	the announcement of new products or product enhancements or business results by us or our competitors; and

•	general market conditions or market conditions specific to the industries in which we operate.

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

All of our outstanding shares of common stock, other than shares owned by affiliates, are freely tradable without restriction or further registration. Affiliates must comply with the volume and other requirements of Rule 144, except for the holding period requirements, in the sale of their shares. Sales of substantial amounts of common stock by our stockholders, including shares issued upon the exercise of outstanding options and warrants, or even the potential for such sales, may have a depressive effect on the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Some anti-takeover provisions may affect the price of our common stock.

Our articles of incorporation and bylaws contain various provisions, including notice provisions, provisions for staggered terms of office of the board of directors, fair price provisions, and provisions authorizing us to issue preferred stock. These provisions may make it more difficult for a third-party to acquire, or may discourage acquisition bids for, our company. Such provisions could limit the price that certain investors would be willing to pay in the future for shares of our common stock.

We may issue additional shares and dilute your ownership percentage.

Some events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute the ownership percentage of holders of our common stock. We may issue additional shares of common stock or preferred stock:

•	to raise additional capital or finance acquisitions;

•	upon the exercise or conversion of outstanding options, warrants and shares of convertible preferred stock; and/or

•	in lieu of cash payment of dividends.

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

	High	Low

Fiscal 2002:
First Quarter	$25.30	$12.95
Second Quarter	34.47	15.03
Third Quarter	35.20	20.82
Fourth Quarter	27.95	9.05
Fiscal 2003:
First Quarter	$11.99	$7.90
Second Quarter	21.67	7.41
Third Quarter	21.40	12.80
Fourth Quarter	26.15	14.90
Fiscal 2004:
First Quarter (through September 11, 2003)	$32.90	$23.75

On September 11, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $28.84 per share, and there were approximately 46 stockholders of record of the common stock. We estimate that there are approximately 2,250 beneficial owners of the common stock.

Information required by this item regarding equity compensation plans is addressed in Item 12 of Part III of this report.

ITEM 6: Selected Consolidated Financial Data

This section presents our selected historical financial data. You should read carefully the financial statements included in this report, including the notes to the financial statements. The selected data in this section is not intended to replace the financial statements. The amounts below have been adjusted to show the operating results of our Longmont coatings division, which was sold on September 24, 2002, as discontinued operations.

We derived the consolidated balance sheet data for the years ended June 28, 2003 and June 29, 2002, and our consolidated statement of operations data for each of the three years in the period ended June 28, 2003, from the audited consolidated financial statements in this report. The balance sheets for June 28, 2003 and June 29, 2002, and the statements of operations for the three years ended June 28, 2003 were audited by Ernst & Young LLP, independent auditors. The consolidated balance sheet data as of July 3, 1999, July 1, 2000, and June 30, 2001, and the consolidated statement of operations data for the years ended July 3, 1999 and July 1, 2000 have been derived from audited consolidated financial statements that are not included in this report. Those financial statements were audited by Arthur Andersen LLP, independent auditors, and have been reclassified to present the operations of our Longmount coatings division as discontinued operations.

	Fiscal Year Ended

	July 3,	July 1,	June 30,	June 29,	June 28,
	1999	2000	2001	2002	2003

	(in thousands except per share data)
Consolidated Statement of Operations Data:
Net revenues	$4,616	$7,133	$96,316	$137,142	$154,233
Cost of goods sold	1,920	5,348	74,691	104,574	117,619

Gross profit	2,696	1,785	21,625	32,568	36,614
Operating expenses:
Selling, general and administrative	3,341	3,937	15,657	23,747	24,312
Research and development	881	1,237	6,303	9,220	12,178
In-process research and development	—	—	11,500	—	—
Amortization of goodwill and other intangible assets	—	—	5,036	3,356	3,779

Loss from operations	(1,526)	(3,389)	(16,871)	(3,755)	(3,655)
Other income (expense), net
Interest income (expense), net	(553)	447	1,034	701	2,025
Other income, net	40	272	805	2,249	1,600
Equity earnings of Joint Venture	382	2,381	4,421	465	2,231

Income (loss) from continuing operations before income taxes	(1,657)	(289)	(10,611)	(340)	2,201
Income tax benefit (expense)	669	1,257	5,941	(91)	(491)

Income (loss) from continuing operations	(988)	968	(4,670)	(431)	1,710
Discontinued operations:
Income (loss) from discontinued operations, net of tax	764	2,155	337	(591)	(85)
Gain on disposal of discontinued operations, net of tax	—	—	—	—	429

Discontinued operations, net of tax	764	2,155	337	(591)	344
Cumulative effect of change in accounting principle, net of tax	—	(50)	—	—	—
Net income (loss)	(224)	3,073	(4,333)	(1,022)	2,054
Preferred stock dividends	—	—	(367)	(315)	—

Net income (loss) applicable to common stockholders	$(224)	$3,073	$(4,700)	$(1,337)	$2,054

Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$(0.28)	$0.22	$(0.78)	$(0.08)	$0.15
Income (loss) from discontinued operations	0.22	0.50	0.05	(0.06)	0.03
Cumulative effect of change in accounting principle, net of tax	—	(0.01)	—	—	—

Basic earnings (loss) per share	$(0.06)	$0.72	$(0.73)	$(0.14)	$0.18

Diluted:
Earnings (loss) from continuing operations	$(0.28)	$0.21	$(0.78)	$(0.08)	$0.15
Income (loss) from discontinued operations	0.22	0.49	0.05	(0.06)	0.03
Cumulative effect of change in accounting principle, net of tax	—	(0.01)	—	—	—

Diluted earnings (loss) per share	$(0.06)	$0.69	$(0.73)	$(0.14)	$0.18

Weighted average common shares outstanding:
Basic	3,478	4,255	6,414	9,628	11,096
Diluted	3,478	4,439	6,414	9,628	11,250

	Fiscal Year Ended

	July 3,	July 1,	June 30,	June 29,	June 28,
	1999	2000	2001	2002	2003

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,163	$52,225	$26,236	$74,678	$74,437
Restricted cash(1)	—	—	—	7,913	18,991
Working capital	11,812	63,785	22,417	81,128	88,684
Total assets	26,159	79,673	167,484	215,108	254,742
Long-term debt, net of current portion	7,180	—	6,483	—	—
Total stockholders’ equity	14,658	73,197	89,192	154,570	177,198

(1)	Restricted cash represents (i) cash that is pledged to provide credit support for our guaranty of $5.0 million of indebtedness of our China JV and (ii) cash that is pledged to support bank guarantees on cash deposits for contracts with certain customers in China.

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis
of Financial Condition and Results of Operation

You should read this discussion together with the financial statements and other financial information included in this report. This report contains forward looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward looking statements. Please see “ Forward looking Statements” elsewhere in this report.

Overview

We are a leading provider of thin film deposition equipment to the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies. In addition, through our China JV, which processes coated glass substrates, we sell thin film coated glass to the FPD industry.

Our operations and financial position have been significantly affected by three corporate transactions that were implemented to advance our strategic transition from lower gross profit margin sales of coated glass to higher gross profit margin sales of thin film deposition equipment. In 1998, we entered into our China JV, a 50%-50% joint venture with Nippon Sheet Glass Co., Ltd. to supply the low and high resolution coated glass market from a production base in Suzhou, China. Our China JV began operations in April of 1999. In December 2000, we completed the acquisition of the LAC business of Unaxis which reported revenues of approximately $94 million for the twelve months ended December 31, 2000. The LAC acquisition expanded our product offering for the FPD industry. The LAC acquisition also enabled our entry into three new product markets: architectural, automotive and solar glass, consumer products packaging and electronics and plastic bottles.

Effective September 24, 2002, we sold our Longmont coatings division, which included certain assets related to our contract glass coating business to Information Products Longmont, Inc. (since renamed Optera, Inc.), which is a subsidiary of Magna Donnelly Corporation. The assets we sold included thin film deposition equipment, inventory, office furniture and equipment, certain intellectual property rights, including know-how related to the glass coating operations and certain other assets located at our facility in Longmont, Colorado. The transaction did not affect our ownership position in our China JV or the sale of coated glass that we conduct from our Hong Kong office.

Our China JV was formed to lower our product cost, and to operate in a closer proximity to our raw glass supply and our Asian customer base. We buy coated glass manufactured by our China JV and resell it to our customers in Asia. While our sales of coated glass products appear as revenues on our consolidated financial statements, because of the 50%-50% ownership structure of our China JV, the revenues and expenses of our China JV itself are not consolidated and do not appear as revenues and expenses in our financial statements. The benefit of the lower cost structure of our China JV is captured in the net income of our China JV, 50% of which appears as “equity earnings of Joint Venture” in our consolidated statements of operations.

The following table sets forth our net revenues (net of returns and allowances) by our industry segments for the last three fiscal years:

	Fiscal year ended

	(in thousands)
	June 30, 2001	June 29, 2002	June 28, 2003

Thin film coated glass	$11,124	$6,085	$6,159
Thin film deposition equipment	85,192	131,057	148,074

Total net revenues	$96,316	$137,142	$154,233

The following table sets forth our net revenues as a percentage of total revenues by our industry segments for the last three fiscal years:

	Fiscal year ended

	June 30, 2001	June 29, 2002	June 28, 2003

Thin film coated glass	11.6%	4.0%	4.0%
Thin film deposition equipment	88.4%	96.0%	96.0%

Total net revenues	100.0%	100.0%	100.0%

Revenues for thin film deposition equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Coated glass revenues and related costs are recognized when products are shipped to the customer and title transfers.

The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer and a protracted technical sales effort. We operate with a certain amount of unrecognized revenue on our signed contracts in progress, using the percentage of completion and the completed contract method of accounting, which we refer to as backlog. Deposition equipment backlog was $99.2 million at the end of fiscal 2001, $41.1 million at the end of fiscal 2002, and $100.6 million at the end of fiscal 2003. The increase in backlog was caused by strong order volume in fiscal 2003 for all of our products. Given the average manufacturing time of our products of nine months, this increase in backlog is comprised of revenue not yet recognized from deposition equipment contracts denominated in Euros, U.S. dollars and Japanese yen and, unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80% to 85% of the purchase price in cash or letter of credit prior to shipment. We generally ship our thin film coated glass within 30 days of receipt of the order and therefore we do not customarily have a backlog of coated glass sales.

Revenues generated from exports to customers outside of our manufacturing center in Europe were 60% in fiscal 2002 compared to 71% of revenues for fiscal 2003.

Sales of products manufactured in Germany are denominated in Euros, except for sales of equipment to certain Japanese customers, which are denominated in Japanese Yen. Sales of products purchased from our China JV for resale to our customers are generally denominated in U.S. dollars. The U.S. dollar equivalent of gross revenues in Euros and Japanese yen were approximately $117.3 million and $7.1 million respectively, for fiscal 2002 and $138.4 million and $5.0 million, respectively, for fiscal 2003. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. As of June 28, 2003, the U.S. dollar equivalent of accounts receivable denominated in Euros and Japanese yen were approximately $8.4 million and $1.1 million, or approximately 71% and 9%, respectively, of total accounts receivable. As of June 28, 2003, the U.S. dollar equivalent of accounts payable denominated in Euros and Japanese yen were approximately $9.9 million and $360,000 or approximately 55% and 1%, respectively, of total accounts payable.

Results of Operations

The following table sets forth information derived from the respective consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

The amounts below have been adjusted to show the operating results of our Longmont coatings division, which was sold on September 24, 2002, as discontinued operations.

	Fiscal year ended

	June 30, 2001	June 29, 2002	June 28, 2003

Consolidated Statement of Operations Data:
Coated glass revenues	11.6%	4.0%	4.0%
Equipment revenues	88.4	96.0	96.0

Net revenues	100.0	100.0	100.0
Cost of goods sold	77.5	76.3	76.3

Gross profit	22.5	23.7	23.7
Operating expenses:
Selling, general and administrative	16.3	17.3	15.8
Research and development	6.5	6.7	7.9
In-process research and development	11.9	—	—
Amortization of goodwill and other intangible assets	5.3	2.4	2.4

Operating loss	(17.5)	(2.7)	(2.4)
Interest income, net	1.1	0.5	1.3
Other income, net	0.8	1.6	1.1
Equity earnings of Joint Venture	4.6	0.3	1.4

Income (loss) from continuing operations before income taxes	(11.0)	(0.3)	1.4
Income tax benefit (expense)	6.2	(0.1)	(0.3)

Income (loss) from continuing operations	(4.8)	(0.4)	1.1
Discontinued operations:
Income (loss) from discontinued operations, net of tax	0.3	(0.4)	(0.1)
Gain on disposal of discontinued operations, net of tax	—	—	0.3

Discontinued operations, net of tax	0.3	(0.4)	0.2
Net income (loss)	(4.5)	(0.8)	1.3
Preferred stock dividends	(0.4)	(0.2)	—

Net income (loss) applicable to common shareholders	(4.9)%	(1.0)%	1.3%

Year Ended June 29, 2002 Compared to Year Ended June 28, 2003

Net Revenues. Net revenues increased 12.5% from $137.1 million in fiscal 2002 to $154.2 million in fiscal 2003. Our revenue concentration remained focused on the equipment segment of our business as our revenues generated by equipment sales remained constant at 96.0% of total net revenues in fiscal 2002 and fiscal 2003.

Net revenues from thin film deposition equipment increased 13.0% from $131.1 million in fiscal 2002 to $148.1 million in fiscal 2003. This increase reflects orders from Taiwanese display customers during fiscal 2003 compared with no order activity from Taiwan during fiscal 2002 and strong orders and increased revenues from our architectural glass customers during fiscal 2003 which led to an increase in equipment backlog from $41.1 million at the end of fiscal 2002 to $100.6 million at the end of fiscal 2003.

Thin film coated glass revenues increased from $6.1 million in fiscal 2002 to $6.2 million in fiscal 2003.

Gross Profit. Gross profit increased from $32.6 million in fiscal 2002 to $36.6 million in fiscal 2003. The increase in gross profits was due primarily to the revenue growth as gross margins were 23.7% in both fiscal 2002 and fiscal 2003.

Selling, General and Administrative. As a result of cost management initiatives introduced in fiscal 2003, selling, general and administrative expenses increased only 2.5% from $23.7 million in fiscal 2002 to $24.3 million in fiscal 2003. As a percentage of net revenues, selling, general and administrative expenses declined from 17.3% in fiscal 2002 to 15.8% in fiscal 2003.

Research and Development. Research and development expenses increased 32.1% from $9.2 million in fiscal 2002 to $12.2 million in fiscal 2003. In fiscal 2003, growth in research and development for FPD related products was driven by the development efforts targeted towards larger glass sizes, including generation 6 and 7 glass sizes. Research and development expenses consist primarily of salaries, outside contractor, lab, and other expenses related to our ongoing product and technology development for FPD, OLED, solar, and plastic bottle processes and other research and development programs. As a percentage of net revenues, research and development expenses were 6.7% in fiscal 2002 and 7.9% in fiscal 2003.

Amortization of Other Intangible Assets. In the fiscal year ended June 29, 2002, amortization of other intangible assets related to the LAC acquisition was $3.4 million. In the fiscal year ended June 28, 2003, amortization of other intangible assets was $3.8 million. The increase in amortization of other intangible assets was due to the currency fluctuation between the U.S. dollar and the Euro. The intangible assets are carried on the balance sheet of our German subsidiary and the strength of the Euro during fiscal 2003 increased this amortization amount as it is reported in U.S. dollars.

Interest Income, Net. Net interest income was $701,000 in fiscal 2002 and $2.0 million in fiscal 2003. At the end of fiscal 2002, our average investment yield was 2.6% compared to 2.4% at the end of fiscal 2003. The increase in net interest income was because the excess cash that was invested as a result of the equity offering that we closed in November 2001 which was invested for only part of the fiscal 2002 year as compared to a full year of investment in fiscal 2003.

Other Income, Net. Net other income decreased from $2.2 million in fiscal 2002 to $1.6 million in fiscal 2003. Net other income includes items such as realized foreign currency transaction adjustments and royalties earned from our China JV. We receive a 2% royalty on all sales by our China JV, payable quarterly. In fiscal 2002, $762,000 was reported for the reversal of unused reserves for the completion of the building in Alzenau, Germany. In fiscal 2003, net other income resulted primarily from realized currency translation.

Equity earnings of Joint Venture. Our equity earnings of our China JV increased from $465,000 in fiscal 2002 to $2.2 million in fiscal 2003. The 379.8% increase in equity earnings is primarily due to the increase in the market for cellular telephones with color displays.

Income Tax Expense. We recorded a tax expense for fiscal 2002 of $91,000 compared to $491,000 for fiscal 2003. The income tax expense reflects the tax effect of the earnings of each operating subsidiary and their respective tax rates. The income tax expense for fiscal 2003 was increased by a valuation allowance against the deferred tax asset. There are several items which lower our effective tax rates in some of the countries in which we operate, such as the tax effect of the amortization of goodwill and other intangible assets in Germany, tax-free investment and interest income in the U.S., and equity earnings of our China JV which are reported as tax free because the earnings will be reinvested in our China JV as a permanent investment.

Discontinued Operations . On September 24, 2002, we sold our Longmont coatings division to Information Products for $5.2 million in cash. We accounted for the sale as a discontinuance of business and our financial statements have been restated to reflect our business without the results of our Longmont coatings division. The $85,000 loss reflected the operating results of that business for fiscal 2003 through September 24, 2002. The $429,000 gain was the after tax gain on the sale of assets related to discontinued operations.

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

Gross Profit. Gross profit increased from $21.6 million in fiscal 2001 to $32.6 million in fiscal 2002, largely driven by the increased revenues from the equipment segment of our business as we reported a full year of combined company operations following the LAC acquisition. Gross margins were 22.5% in fiscal 2001 and 23.7% in fiscal 2002. Equipment revenues generally have higher gross margins than coated glass revenues. We also experienced a cost overrun on a transport system for an architectural glass equipment customer in fiscal 2002 which reduced our gross profit in that year.

Selling, General and Administrative. Selling, general and administrative expenses increased from $15.6 million in fiscal 2001 to $23.7 million in fiscal 2002. This increase represents a full year of combined company results following the LAC acquisition. As a percentage of net revenues, selling, general and administrative expenses were 16.3% in fiscal 2001 and 17.3% in fiscal 2002.

Research and Development. Research and development expenses increased 46.3% from $6.3 million in fiscal 2001 to $9.2 million in fiscal 2002. This increase represents a full year of operations of the combined company following the LAC acquisition. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development and technology development for OLED, solar, plastic bottle process development and other research and development activities. As a percentage of net revenues, research and development expenses were 6.5% in fiscal 2001 and 6.7% in fiscal 2002.

In-Process Research and Development. During the fiscal year ended June 30, 2001, we recognized an $11.5 million non-recurring charge to write-off in-process research and development (“IPR&D”) costs attributed to the LAC acquisition. Several projects were included, of which the principal projects were based on the following technologies: OLED for FPDs, barrier improvement coating technology for plastic bottles, rotatable cathodes for depositing thin films, planar cathodes for depositing thin films and thin film coating technology for solar cells used to generate electrical power.

The following table discloses IPR&D by product and the percentage complete at December 31, 2000, the LAC acquisition date. The estimated value at the acquisition date and the estimated completion date at the time of the acquisition were:

			Estimated Complete
	% Complete At	Estimated	Date at time of
Projects	Acquisition	Value	Acquisition

	(dollars in thousands)
OLED for flat panel displays	6.0%	$3,450	October 2002
Barrier coatings for plastic bottles	45.0%	4,255	June 2002
Rotatable cathode	10.0%	230	June 2002
Planar cathode	0.0%	575	March 2002
Thin film coating technology for solar cells	14.0%	2,990	June 2002

Total		$11,500

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

We have delivered several systems using our barrier coating technology for plastic bottles which is the first of two coatings necessary to achieve the improved barrier results. At the end of fiscal 2003, we experienced a setback with the atmospheric barrier protection top coat, as our partner Krones AG was not able to deliver a commercially viable coating system for the top coat. We continue to develop the technology in our own labs in an effort to develop a process that will improve the characteristics of the barrier coatings. We have not established a revised estimate for the completion of this technology.

We have discontinued development of the specific rotatable cathode technology projects that were outstanding at the date of the LAC acquisition and decided instead to obtain this technology from a third party. We have also discontinued efforts to develop the specific planar cathode technology projects that were outstanding at the date of the LAC acquisition. We are instead pursuing other planar cathode technologies.

Through fiscal 2002, we delivered four systems using thin film coating technology for solar cells and continue to develop enhancements to that technology. With these developments, we continue to position ourselves as a market leader in developing high volume manufacturing solutions for the solar cell market.

We believe that these technologies will benefit our future financial performance, although the estimated future benefits cannot be quantified with certainty and are subject to certain assumptions. We do not believe that any of the delays we experienced in the development of the acquired IPR&D technologies have materially affected our financial performance.

Amortization of Goodwill and Other Intangible Assets. In fiscal year 2001, amortization of goodwill and other intangible assets related to the LAC acquisition included $3.4 million related to goodwill and $1.7 million related to intangible assets. Following the adoption of Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” on July 1, 2001, goodwill and certain other intangible assets related to assembled workforce are no longer being amortized. In fiscal year 2002, amortization of other intangible assets was $3.4 million.

Interest Income, Net. Net interest income was $1.0 million in fiscal 2001 and $701,000 in fiscal 2002. Because we principally used available cash and bank borrowings under our bank credit facility to fund the LAC acquisition, we incurred $489,000 of interest expense in fiscal 2001. The use of our credit facility continued until the second quarter of fiscal 2002 when we raised additional cash through an offering of common stock, and we repaid all loans under our credit facility. At the end of fiscal 2001 our average investment yield was 4.7% compared to 2.6% at the end of fiscal 2002.

Other Income, Net. Net other income increased from $805,000 in fiscal 2001 to $2.2 million in fiscal 2002. Net other income includes items such as realized foreign currency transaction adjustments and royalties earned from our China JV. We receive a 2% royalty on all sales by our China JV, payable quarterly. Much of the increase in fiscal 2002 was due to $762,000 for the reversal of excess reserves set aside for the completion of the required building reconditioning cost for the facility in Alzenau to house all manufacturing operations in a single location and $588,000 for the recognition of a non-refundable advance payment from a customer who went bankrupt which was previously recorded as a liability on our balance sheet.

Equity earnings of Joint Venture. The equity earnings of our China JV decreased from $4.4 million in fiscal 2001 to $465,000 in fiscal 2002. The 89% decrease in equity earnings is primarily due to the weakness in the market for cellular phones in fiscal 2002 as excess handset inventories reduced the demand for coated glass.

Income Tax Benefit (Expense). We recorded a tax expense during fiscal 2002 of $91,000. The income tax expense for 2002 was reduced by approximately $1.9 million due to the establishment of a valuation allowance on net operating loss. The income tax benefit for fiscal 2001 of $5.9 million, reflected the tax effect of goodwill and other intangible assets in Germany, tax-free investment and interest income, and equity earnings of our China JV which are reported as tax free will be reinvested in our China JV.

Discontinued Operations. On September 24, 2002, we sold our Longmont coatings division to Optera, Inc. for $5.2 million in cash. We accounted for the sale as a discontinuance of business and our financials have been restated to reflect our business without the results of our Longmont Coatings division. The $85,000 loss reflected the operating results of that business for fiscal 2003 through September 24, 2002. The $429,000 gain was the after tax gain on the sale of assets related to discontinued operations.

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

The amounts below have been adjusted to show the operating results of our Longmont coatings division, which was sold on September 24, 2002, as discontinued operations.

	Fiscal 2002 Quarters Ended

	29-Sep	29-Dec	30-Mar	29-Jun
	2001	2001	2002	2002

	(in thousands, except per share data)
Net revenues	$39,273	$37,885	$30,827	$29,157
Cost of goods sold	29,198	27,977	23,525	23,874

Gross profit	10,075	9,908	7,302	5,283
Operating expenses:
Selling, general and administrative	6,510	6,609	5,827	4,801
Research and development	2,034	1,933	2,298	2,955
Amortization of other intangible assets	839	839	839	839

Income (loss) from operations	692	527	(1,662)	(3,312)
Other income, net:
Interest income (expense), net	(53)	36	212	506
Other income, net	309	286	7	1,647
Equity earnings of Joint Venture	110	153	150	52

Income (loss) from continuing operations before income taxes	1,058	1,002	(1,293)	(1,107)
Income tax benefit (expense)	(378)	(271)	418	140

Income (loss) from continuing operations	680	731	(875)	(967)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(124)	20	(371)	(116)
Gain on the disposal of discontinued operations, net of tax	—	—	—	—

Discontinued operations, net of tax	(124)	20	(371)	(116)

Net income (loss)	556	751	(1,246)	(1,083)
Preferred stock dividends	(203)	(112)	—	—

Net income (loss) applicable to common shareholders	$353	$639	$(1,246)	$(1,083)

Earnings (loss) per share:
Basic:
Basic earnings (loss) from continuing operations	$0.07	$0.07	$(0.08)	$(0.09)
Income (loss) from discontinued operations	(0.02)	0.00	(0.03)	(0.01)

Basic earnings (loss) per share	$0.05	$0.07	$(0.11)	$(0.10)

Diluted:
Diluted Earnings (loss) from continuing operations	$0.07	$0.07	$(0.08)	$(0.09)
Income (loss) from discontinued operations	(0.02)	0.00	(0.03)	(0.01)

Diluted earnings (loss) per share	$0.05	$0.07	$(0.11)	$(0.10)

Weighted average common shares outstanding:
Basic	6,798	9,086	10,998	11,022

Diluted	6,987	9,353	10,998	11,022

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Fiscal 2003 Quarters Ended

	28-Sep	28-Dec	29-Mar	28-Jun
	2002	2002	2003	2003

	(in thousands, except per share data)
Net revenues	$26,875	$30,483	$45,651	$51,224
Cost of goods sold	20,007	24,033	35,551	38,028

Gross profit	6,868	6,450	10,100	13,196
Operating expenses:
Selling, general and administrative	6,028	5,884	5,819	6,581
Research and development	2,262	2,570	3,603	3,743
Amortization of other intangible assets	889	901	967	1,022

Income (loss) from operations	(2,311)	(2,905)	(289)	1,850
Other income, net:
Interest income (expense), net	693	624	433	275
Other income, net	133	240	544	683
Equity earnings of Joint Venture	365	864	432	570

Income (loss) from continuing operations before income taxes	(1,120)	(1,177)	1,120	3,378
Income tax benefit (expense)	431	671	(551)	(1,042)

Income (loss) from continuing operations	(689)	(506)	569	2,336
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(85)	—	—	—
Gain on the disposal of discontinued operations, net of tax	429	—	—	—

Discontinued operations, net of tax	344	—	—	—

Net income (loss)	(345)	(506)	569	2,336
Preferred stock dividends	—	—	—	—

Net income (loss) applicable to common shareholders	$(345)	$(506)	$569	$2,336

Earnings (loss) per share:
Basic:
Basic earnings (loss) from continuing operations	$(0.06)	$(0.05)	$0.05	$0.21
Income (loss) from discontinued operations	0.03	—	—	—

Basic earnings (loss) per share	$(0.03)	$(0.05)	$0.05	$0.21

Diluted:
Diluted Earnings (loss) from continuing operations	$(0.06)	$(0.05)	$0.05	$0.21
Income (loss) from discontinued operations	0.03	—	—	—

Diluted earnings (loss) per share	$(0.03)	$(0.05)	$0.05	$0.21

Weighted average common shares outstanding:
Basic	11,035	11,086	11,115	11,146

Diluted	11,035	11,086	11,145	11,373

The following table sets forth the above unaudited information as a percentage of net revenues.

The amounts below have been adjusted to show the operating results of our Longmont coatings division, which was sold on September 24, 2002, as discontinued operations.

	Fiscal 2002 Quarters Ended				Fiscal 2003 Quarters Ended

	29-Sep	29-Dec	30-Mar	29-Jun	28-Sep	28-Dec	29-Mar	28-Jun
	2001	2001	2002	2002	2002	2002	2003	2003

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.3	73.8	76.3	81.9	74.4	78.8	77.9	74.2

Gross profit	25.7	26.2	23.7	18.1	25.6	21.2	22.1	25.8
Operating expense:
Selling, general and administrative	16.6	17.4	18.9	16.5	22.4	19.3	12.7	12.8
Research and development	5.3	5.2	7.4	10.1	8.4	8.4	7.9	7.3
Amortization of other intangible assets	2.1	2.2	2.7	2.9	3.3	3.0	2.1	2.0

Operating income (loss)	1.7	1.4	(5.3)	(11.4)	(8.5)	(9.5)	(0.6)	3.7
Other (expense) income,net:
Interest income (expense), net	(0.1)	0.1	0.6	1.7	2.6	2.0	0.9	0.5
Other income, net	0.8	0.8	0.1	5.6	0.5	0.8	1.2	1.4
Equity earnings of Joint Venture	0.3	0.4	0.4	0.2	1.4	2.8	0.9	1.1

Income (loss) from continuing operations before income taxes	2.7	2.7	(4.2)	(3.9)	(4.0)	(3.9)	2.4	6.7
Income tax benefit (expense)	(1.0)	(0.7)	1.4	0.5	1.6	2.2	(1.2)	(2.0)

Net income (loss) from continuing operations	1.7%	2.0%	(2.8)%	(3.4)%	(2.4)%	(1.7)%	1.2%	4.7%

Our quarterly results of operations may be subject to significant fluctuations due to several factors, including the timing of orders, manufacturing and customer budget cycles and general economic conditions as they affect the industries which use our products. The volume of equipment sales is significantly dependent on our customers’ capital spending patterns.

During fiscal 2002 we experienced a slow down of new orders for our FPD thin film deposition equipment as well as our architectural glass thin film deposition equipment. During each of the quarters of fiscal year 2002, we experienced a drop in backlog from $99.2 million at the beginning of the fiscal year to $41.1 million at the end of the fiscal year 2002. The lack of new orders in these product areas reduced revenue from $39.3 million in the first quarter to $29.2 million in the fourth quarter of fiscal 2002, a decline of 26%.

During fiscal 2003, we experienced a stronger flow of orders for our systems across all of our product lines, but specifically orders for our thin film deposition equipment for display in Taiwan and our architectural glass thin film deposition equipment products restored a balance of revenue across our product areas and provided the momentum that resulted in growth in backlog to record levels of $100.6 million at the end of fiscal 2003 from $41.1 million at the end of fiscal 2002, and growth in revenues to a high of $51.2 million in the fourth quarter up 90% from the $26.9 million recognized in the first quarter of fiscal 2003.

Our gross margins experienced some downward fluctuations during fiscal 2003 in the second and third quarters as the revenues from a low gross margin coater that was booked to secure a strategic account were recognized, and the revenue mix shifted to the lower margin architectural glass coaters. Our gross margins returned to above 25% in the fourth quarter of fiscal 2003 as the revenues shifted to higher margin orders for thin film deposition equipment. In the fourth quarter of fiscal 2002, we experienced a cost overrun on a transport system for an architectural glass equipment customer which reduced our gross profit in that quarter.

Selling, general and administrative expenses fluctuated in fiscal 2002 and 2003 as a result of restructuring costs as we reduced our workforce in Longmont, Colorado and from commission payments to third party sales representatives whom we use to aid in our sales coverage.

Our quarterly spending in research and development has increased as we increased our investment in FPD research and development. With the roll out of generation 5 glass size thin film deposition equipment in Taiwan and the movement to generation 6 and generation 7 glass sizes, we have for the first time three major new display platform sizes launching at the same time. In addition, we also have continued our investments for our other emerging technologies in OLED, solar and plastic bottles.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We recognize revenues on a majority of contracts relating to the construction and sale of thin film deposition equipment using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Our management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

We generally offer warranty coverage for equipment sales for a one year period after final installation is complete. We estimate the anticipated costs to be incurred during the warranty period and accrue a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

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

The financial results of our foreign subsidiaries are translated into U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenues and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of other cumulative comprehensive income (loss).

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by U.S. GAAP versus U.S. tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we were to believe that the recovery were less likely, we would establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination were made.

Liquidity and Capital Resources

We have funded our operations with our cash balances, cash generated from operations, proceeds from public offerings of our common stock and a private offering of preferred stock, and bank borrowings. Cash generated by operating activities was $14.2 million for fiscal 2001, and cash used by operating activities was $1.7 million for fiscal 2002 and $2.5 million for fiscal 2003. As of June 28, 2003, we had cash and cash equivalents of approximately $22.9 million, marketable securities of $51.6 million and working capital of $88.7 million.

We are required under the terms of our China JV to provide credit support for 50% of our China JV’s $10 million bank indebtedness. As of June 28, 2003, we had $5.0 million cash pledged to provide credit support for our guaranty of $5.0 million of indebtedness for our China JV, compared with $7.0 million on June 29, 2002 used for the same purpose.

Capital expenditures were $1.4 million for fiscal 2001, $0.9 million for fiscal 2002 and $1.4 million for fiscal 2003. We anticipate capital expenditures of approximately $7.0 million in fiscal 2004. Our capital expenditures have consisted primarily of equipment purchases related to product development.

Cash used for investing activities was $45.5 million in fiscal 2001, $50.6 million in fiscal 2002 and $9.5 million in fiscal 2003. During fiscal 2001, we had net purchases of marketable securities of $16.8 million, and during fiscal 2002 and fiscal 2003, we had net sales of marketable securities of $40.2 million and $8.1 million, respectively.

Cash generated from financing activities was $15.9 million, $60.8 million, and $3.1 million for fiscal 2001, fiscal 2002 and fiscal 2003, respectively.

We believe that our working capital and operating needs will continue to be met by cash on hand, and cash from operations. Our capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of June 28, 2003.

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

	(in thousands)
Contractual Cash Obligations
Operating leases:
Buildings	$43,741	$6,189	$17,874	$11,888	$7,790
Office equipment	414	202	198	14	—
Other	290	195	95	—	—
Capital lease - office equipment	24	21	3	—	—

	$44,469	$6,607	$18,170	$11,902	$7,790

	Amount of commitment expiration per period

	Total Amounts	Less than		Over
	Committed	1 year	1-3 years	3 years

	(in thousands)
Other Commercial Commitments
Bank guarantees	$19,064	$18,991	$73	$—
Other commercial commitments	865	709	156	—

Total commercial commitments	$19,929	$19,700	$229	$—

The operating leases primarily include leases for our offices, factories and office equipment throughout our operations. Bank guarantees represent cash pledged to provide credit support for our guananty of $5.0 million of indebtedness of our China JV and other bank guarantees on cash deposits for contracts with certain customers in China. Our other commercial commitments consist of software licenses and third party service contracts. The bank guarantees are required by our customers, primarily in China, to secure our obligations in respect of progress payments made by our customers and are terminated when the contract terms are fulfilled.

Recent Financial Accounting Standards Board Statement

In May 2003, FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations.

In April 2003, FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations.

In January 2003, FASB issued Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46 was effective for variable interest entities created after January 31, 2003, and for older entities in the first reporting period beginning after June 15, 2003. We have not created any variable interest entities since January 31, 2003. We are currently reviewing our investment portfolio to determine whether any of its investee companies are variable interest entities. We do not expect to identify any new variable interest entities that must be consolidated, but may be required to make additional disclosures.

In December 2002, FASB issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS 148 are effective for our fiscal year 2003. We currently do not plan to transition to a fair value method of accounting for stock-based employee compensation.

In June 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. SFAS 146 was effective for exit or disposal activities that were initiated after December 31, 2002 and had no impact on us.

In April 2002, FASB issued SFAS 145, “Rescission of FASB Statement 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS 145 was effective for fiscal 2003 and did not have a materal impact on us.

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 did not have a material effect on our financial position or results of operations in fiscal 2003.

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

As of June 28, 2003, our investment consisted primarily of equity securities, corporate, government and municipal bonds and money market mutual funds of $51.6 million, and earned approximately $2.2 million for fiscal year 2003, at an average interest rate of approximately 2.4%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in approximately $1.3 million less interest income for fiscal year 2003.

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

International manufacturing operations in Germany, denominated in Euros, constitute a significant portion of our revenues and identifiable assets. International operations result in a large volume of foreign currency committed and transaction and significant foreign currency net asset exposures.

Our cash position includes amounts denominated in foreign currencies, primarily Euros. The repatriation of cash balances from certain of our subsidiaries could have adverse consequences to our statement of operations as well as tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations.

FORWARD LOOKING STATEMENTS

We have made “forward looking statements” in this report and in the documents incorporated by reference into this report within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, including estimates of future net sales, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are subject to risks and uncertainties. Forward looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions are forward looking statements. We have based these forward looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business” and elsewhere in this report could affect our future financial results and could cause our actual results to differ materially from those expressed in forward looking statements contained in this report. Important factors that could cause our actual results to differ materially from the expectations reflected in the forwarding looking statements in this report include, among others:

•	insufficient capital resources;

•	adverse economic conditions;

•	unanticipated difficulties in product development;

•	unexpected changes in regulatory requirements;

•	foreign currency fluctuations;

•	failure of our strategic partners to fulfill their obligations;

•	our ability to protect our proprietary technology; and

•	unanticipated changes in accounting policies.

We do not undertake any obligation to update our forward looking statements after the date of this report for any reason, even if new information becomes available or other events occur in the future.

ITEM 8: Financial Statements and Supplementary Data

Report of Independent Auditors

To the Stockholders of Applied Films Corporation:

We have audited the accompanying consolidated balance sheets of Applied Films Corporation and subsidiaries as of June 28, 2003 and June 29, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001. Our audits also included the financial statement schedule included in Item 15(a)2 for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Films Corporation and subsidiaries, as of June 28, 2003 and June 29, 2002 and the consolidated results of their operations, stockholders’ equity and cash flows for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Denver, Colorado
July 24, 2003

Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets

	June 28, 2003	June 29, 2002

	(in thousands except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$22,817	$31,134
Restricted cash	18,991	7,913
Marketable securities	51,620	43,544
Accounts and trade notes receivable, net of allowance of $653 and $855, respectively	12,040	8,171
Revenue in excess of billings	37,728	27,246
Inventories, net of allowance of $1.4 million and $8.0 million, respectively	6,873	7,442
Prepaid expenses and other	2,488	1,845
Net current assets associated with discontinued operations	—	2,932

Total current assets	152,557	130,227
Property, plant and equipment, net of accumulated depreciation of $6,752 and $4,333, respectively	5,958	6,239
Goodwill	57,451	40,307
Intangible assets, net of accumulated amortization of $10,613 and $5,034, respectively	17,010	15,101
Investment in Joint Venture	11,889	10,004
Deferred tax asset, net	9,549	11,398
Long-term assets associated with discontinued operations, net	—	1,401
Restricted cash	73	58
Other assets	255	373

Total assets	$254,742	$215,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$18,045	$9,252
Accrued expenses	23,257	25,462
Billings in excess of revenue	16,773	8,213
Current portion of deferred gross profit, deferred gain and lease obligation	391	414
Deferred tax liability	5,407	5,758

Total current liabilities	63,873	49,099
Long-term portion of gross profit, deferred gain and lease obligation	2,063	2,427
Accrued pension benefit obligation	11,608	9,012

Total liabilities	77,544	60,538

Stockholders’ Equity:
Preferred Stock, no par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, no par value, 40,000,000 shares authorized, 11,161,873 and 11,027,310 shares issued and outstanding at June 28, 2003 and June 29, 2002, respectively	160,685	159,610
Warrants	734	734
Other cumulative comprehensive income (loss)	11,504	(7,995)
Retained earnings	4,275	2,221

Total stockholders’ equity	177,198	154,570

Total Liabilities and stockholders’ equity	$254,742	$215,108

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Operations

	For The Fiscal Years Ended

	June 28, 2003	June 29, 2002	June 30, 2001

	(in thousands, except per share data)
Net revenues	$154,233	$137,142	$96,316
Cost of goods sold	117,619	104,574	74,691

Gross profit	36,614	32,568	21,625
Operating expenses:
Selling, general and administrative	24,312	23,747	15,657
Research and development	12,178	9,220	6,303
In-process research and development	—	—	11,500
Amortization of goodwill and other intangible assets	3,779	3,356	5,036

Loss from operations	(3,655)	(3,755)	(16,871)
Other income, net:
Interest income, net	2,025	701	1,034
Other income, net	1,600	2,249	805
Equity earnings of Joint Venture	2,231	465	4,421

Income (loss) from continuing operations before income taxes	2,201	(340)	(10,611)
Income tax benefit (expense)	(491)	(91)	5,941

Income (loss) from continuing operations	1,710	(431)	(4,670)
Discontinued operations (Note 3):
Income (loss) from discontinued operations, net of tax	(85)	(591)	337
Gain on disposal of discontinued operations, net of tax	429	—	—

Discontinued operations, net of tax	344	(591)	337

Net income (loss)	2,054	(1,022)	(4,333)
Preferred stock dividends	—	(315)	(367)

Net income (loss) applicable to common stockholders	$2,054	$(1,337)	$(4,700)

Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$0.15	$(0.08)	$(0.78)
Income (loss) from discontinued operations	0.03	(0.06)	0.05

Basic earnings (loss) per share	$0.18	$(0.14)	$(0.73)

Diluted:
Earnings (loss) from continuing operations	$0.15	$(0.08)	$(0.78)
Income (loss) from discontinued operations	0.03	(0.06)	0.05

Diluted earnings (loss) per share	$0.18	$(0.14)	$(0.73)

Weighted average common shares outstanding:
Basic	11,096	9,628	6,414

Diluted	11,250	9,628	6,414

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except shares)

	Common Stock		Preferred Stock

	Shares	Amount	Shares	Amount

Balances, July 1, 2000	6,040,856	$64,959	—	$—
Comprehensive loss:
Net loss	—	—	—	—
Unrealized loss on foreign currency translation	—	—	—	—

Total comprehensive loss	—	—	—	—
ESPP stock issuance	3,916	55	—	—
Exercise of stock options, including income tax benefits of $515	114,576	847	—	—
Issuance of stock in connection with acquisition of LAC	673,353	17,346	—	—
Issuance of Series A Convertible Preferred Stock	—	—	1,000	8,571
Issuance of common stock warrants in connection with issuance of Series A convertible preferred stock	—	—	—	—
Preferred stock dividends	—	—	—	—

Balances, June 30, 2001	6,832,701	$83,207	1,000	$8,571
Comprehensive loss:
Net loss	—	—	—	—
Unrealized loss on foreign currency translation	—	—	—	—

Total comprehensive loss	—	—	—	—
ESPP stock issuance	8,799	145	—	—
Exercise of stock options	105,980	756	—	—
Issuance of shares in connection with secondary offering (net of offering costs of $823)	3,573,502	66,931	—	—
Conversion of Series A Convertible Preferred Stock (net of costs of $6)	506,328	8,571	(1,000)	(8,571)
Preferred stock dividends	—	—	—	—

Balances, June 29, 2002	11,027,310	$159,610	—	$—
Comprehensive income:
Net income	—	—	—	—
Unrealized gain on foreign currency translation	—	—	—	—
Unrealized gain on hedged transactions	—	—	—	—

Total comprehensive income	—	—	—	—
ESPP stock issuance	15,635	191	—	—
Exercise of stock options	118,928	884	—	—

Balances, June 28, 2003	11,161,873	$160,685	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other
	Cumulative			Total
	Comprehensive		Retained	Stockholders’
	Loss	Warrants	Earnings	Equity

Balances, July 1, 2000	$(20)	$—	$8,258	$73,197
Comprehensive loss:
Net loss	—	—	(4,333)	(4,333)
Unrealized loss on foreign currency translation	(7,000)	—	—	(7,000)

Total comprehensive loss	(7,000)	—	(4,333)	(11,333)
ESPP stock issuance	—	—	—	55
Exercise of stock options, including income tax benefits of $515	—	—	—	847
Issuance of stock in connection with acquisition of LAC	—	—	—	17,346
Issuance of Series A Convertible Preferred Stock	—	—	—	8,571
Issuance of common stock warrants in connection with issuance of Series A convertible preferred stock	—	876	—	876
Preferred stock dividends	—	—	(367)	(367)

Balances, June 30, 2001	$(7,020)	$876	$3,558	$89,192
Comprehensive loss:
Net loss	—	—	(1,022)	(1,022)
Unrealized loss on foreign currency translation	(975)	—	—	(975)

Total comprehensive loss	(975)	—	(1,022)	(1,997)
ESPP stock issuance	—	—	—	145
Exercise of stock options	—	(142)	—	614
Issuance of shares in connection with secondary offering (net of offering costs of $823)	—	—	—	66,931
Conversion of Series A Convertible Preferred Stock (net of costs of $6)	—	—	—	—
Preferred stock dividends	—	—	(315)	(315)

Balances, June 29, 2002	$(7,995)	$734	$2,221	$154,570
Comprehensive income:
Net income	—	—	2,054	2,054
Unrealized gain on foreign currency translation	19,019	—	—	19,499
Unrealized gain on hedged transactions	480	—	—	480

Total comprehensive income	19,499	—	2,054	21,553
ESPP stock issuance	—	—	—	174
Exercise of stock options	—	—	—	901

Balances, June 28, 2003	$11,504	$734	$4,275	$177,198

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Fiscal Years Ended

	June 28, 2003	June 29, 2002	June 30, 2001

		(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$2,054	$(1,022)	$(4,333)
Adjustments to net income (loss) from continuing operations:
(Gain) loss from discontinued operations	(344)	591	(337)

Income (loss) from continuing operations	1,710	(431)	(4,670)
Depreciation and amortization of goodwill and intangible assets	5,773	5,178	6,587
Write off of in-process research and development	—	—	11,500
Amortization of deferred compensation and non-cash compensation expense	—	—	143
Amortization of gain on lease and deferred gain on equipment sale to joint venture	(352)	(362)	(334)
Deferred income taxes	1,498	—	(4,509)
Equity earnings of Joint Venture	(1,885)	(152)	(4,106)
Gain on equipment sale to joint venture	—	—	1,386
Cost of equipment sale to joint venture	—	—	2,251
Loss on disposal of equipment	12	51	—
Changes in:
Restricted cash	(12,634)	(7,635)	(331)
Accounts and trade notes receivable, net	(3,868)	2,949	(589)
Revenue in excess of billings	(10,482)	2,471	(7,203)
Inventories	569	4,988	2,632
Prepaid expenses and other	(525)	(1,075)	299
Accounts payable and accrued expenses	9,159	(7,146)	2,524
Billings in excess of revenue	8,560	(503)	8,716
Income taxes	—	—	(98)

Net cash flows provided by (used in) operating activities	(2,465)	(1,667)	14,198
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(1,408)	(933)	(1,416)
Sales (purchases) of marketable securities, net	(8,076)	(40,200)	16,823
Funds used for the acquisition of LAC	—	(9,459)	(60,857)

Net cash flows used in investing activities	(9,484)	(50,592)	(45,450)
Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	—	1,570	18,862
Repayment of long-term debt	—	(8,053)	(12,379)
Restricted cash	2,000	—	—
Stock issuance on stock purchase plan and stock options	1,075	759	387
Proceeds from issuance of preferred stock and warrants, net	—	—	9,304
Proceeds from secondary offering	—	67,754	—
Offering costs	—	(823)	—
Dividends paid on preferred stock	—	(362)	(322)

Net cash flows provided by financing activities	3,075	60,845	15,852
Cash flows from discontinued operations	4,677	(380)	5,733
Effect of exchange rate changes on cash and cash equivalents	(4,120)	367	170

Net (decrease) increase in cash	(8,317)	8,573	(9,497)
Cash and cash equivalents, beginning of period	31,134	22,561	32,058

Cash and cash equivalents, end of period	$22,817	$31,134	$22,561

	For The Fiscal Years Ended

	June 28, 2003	June 29, 2002	June 30, 2001

		(in thousands)
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$8	$138	$489

Cash paid for income taxes, net	$—	$—	$15

Noncash financing activity:
Capital lease obligations incurred for the purchase of equipment	$21	$77	$—

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

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

Inventories

Inventories consist of materials used in the construction of systems, work in process for contracts accounted for under the completed contract method of accounting and finished goods for coated glass purchased from the Company’s Joint Venture. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at June 28, 2003 and June 29, 2002 consist of the following:

	June 28, 2003	June 29, 2002

	(in thousands)
Materials for manufacturing systems	$2,004	$2,621
Work-in-process	4.743	3,369
Finished goods, net	126	1,452

	$6,873	$7,442

Property, Plant, and Equipment

Property, plant and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

over the following estimated useful lives. Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the asset or lease term.

Estimated
Useful Lives

Building	30 years
Machinery and equipment	3-10 years
Office furniture and equipment	3-5 years

Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the asset’s life or the term of the lease.

The composition of property, plant and equipment follows:

	June 28, 2003	June 29, 2002

	(in thousands)
Land	$270	$270
Building	226	226
Machinery and equipment	7,404	5,643
Office furniture and equipment	3,218	2,652
Leasehold improvements	1,496	1,319
Other	96	462

	$12,710	$10,572

Depreciation expense was approximately $2.0 million, $2.2 million, and $2.1 million, for the years ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively.

Goodwill and Other Intangible Assets

The goodwill and intangible assets are carried on the balance sheet of the Company’s German subsidiary. The increase in goodwill and intangible assets was due to the currency fluctuation between the U.S. dollar and the Euro. The increase in accumulated amortization of intangible assets is due to the current amortization expense and the currency fluctuation between the U.S. dollar and the Euro. The composition of intangible assets follows:

	June 28, 2003	June 29, 2002

	(in thousands)
Intangible Assets:
Patents	$24,553	$17,895
Customer lists	3,070	2,240

Intangible assets	27,623	20,135
Less accumulated amortization	(10,613)	(5,034)

Intangible assets, net of accumulated amortization	$17,010	$15,101

From January 1, 2001 to June 30, 2001, goodwill resulting from acquisitions was amortized using the straight-line method over an estimated useful life of seven years. Specifically identified intangible assets were amortized over estimated lives ranging from five to seven years.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” which among other things requires that the Company discontinue the amortization of goodwill, which includes certain

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

intangible assets related to assembled workforce. The remaining intangible assets continue to be amortized over five to seven year periods.

SFASs 141 and 142 establish a new method of testing goodwill for impairment, requiring that goodwill be separately tested on a reporting basis for impairment using a fair-value-based approach. The provisions apply not only to goodwill arising from acquisitions completed after June 30, 2001, but also to the unamortized balance of goodwill at the date of adoption. The Company adopted the standards early, effective July 1, 2001. All of the Company’s goodwill relates to the thin film deposition equipment division. As a result of the annual goodwill impairment test that was completed during fiscal 2003, it was determined there was no impairment of goodwill.

The following table summarizes the reported net losses for the fiscal year ended June 30, 2001, adjusted to exclude goodwill amortization expense, and the related tax effect, that would not have been recorded had the provisions of SFAS 142 been in effect July 1, 2000:

June 30, 2001

(in thousands,
except per share
amounts)
Reported net loss	$(4,333)
Goodwill amortization, net of tax	2,105

Adjusted net loss	$(2,228)

Basic and diluted loss per share - as reported	$(0.73)

Basic and diluted loss per share – adjusted	$(0.35)

The aggregate amortization expense for fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 is $3,779,000, $3,356,000 and $5,036,000, respectively. The $5,036,000 includes $3,368,000 for the amortization of goodwill. The intangible asset balance is reported on the German subsidiary balance sheet and will be subject to unrealized foreign exchange fluctuations between the Euro and the U.S. Dollar. The estimated aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated as follows:

	Fiscal Years Ended

	June 26,	July 2,	July 1,	June 30,	June 29,
	2004	2005	2006	2007	2008

	(in thousands)
Intangible Assets:
Patents	$3,200	$3,200	$3,200	$3,200	$3,200
Customer Lists	565	565	565	—	—

Total estimated amortization expense	$3,765	$3,765	$3,765	$3,200	$3,200

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

The Company believes no circumstances exist indicating an impairment exists in any of its other long-lived assets.

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Accrued Expenses:

The significant components of accrued expenses as of June 28, 2003 and June 29, 2002 are as follows:

	June 28, 2003	June 29, 2002

	(in thousands)
Accrued losses on contracts	$7,428	$9,044
Accrued warranty	5,790	7,148
Accrued compensation	6,739	7,170
Other accruals	3,300	2,100

Total accrued expenses	$23,257	$25,462

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at current tax rates. Also, the Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets, which it believes, it will more likely than not fail to realize.

The Joint Venture earnings are taxed in its local jurisdiction and therefore no provision for taxes on earnings has been accrued in the Company’s tax provision during fiscal years 2001, 2002 and 2003.

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

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Equipment Sales Revenue Recognition

The percentage of completion method of accounting is used for products valued at greater than $1 million and a construction time of greater than six months. In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are expensed as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Our contracts under the percentage of completion method do not provide for the right of a customer to return the machine once the title has been transferred.

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms, which occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress at June 28, 2003 and June 29, 2002 are as follows:

	June 28, 2003	June 29, 2002

	(in thousands)
Costs incurred on contracts in progress and estimated profit	$162,042	$121,273
Less: billings to date	(141,087)	(102,240)

Revenue in excess of billings, net	$20,955	$19,033

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

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

Foreign Currency Translation

The financial results of the Company’s foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of other cumulative comprehensive income (loss).

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The amount of assets in foreign locations is $171,425,000, which is approximately 67% of Total Assets.

Other Cumulative Comprehensive Loss

SFAS 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Other cumulative comprehensive income for the Company represents foreign currency items associated with the translation of the Company’s investment in its foreign subsidiaries and the Joint Venture and the unrealized gain on foreign currency hedge activities.

Net Income (Loss) Per Common Share

The Company follows SFAS 128, “Earnings per Share” which establishes standards for computing and presenting basic and diluted earnings per share (“EPS”). Under this statement, basic earnings (loss) per share is computed by dividing the income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing the income or loss available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method. Diluted loss per share is determined by dividing the loss available to common stockholders by the requested average number of shares; no weight is given to the dilutive effect of stock options.

A reconciliation between the number of shares used to calculate basic and diluted earnings per share is as follows:

	2003	2002	2001

	(in thousands of shares)
Weighted average number of common shares outstanding (shares used in basic earnings per share computation)	11,096	9,628	6,414
Effect of potentially dilutive securities	154	N/A	N/A

Shares used in diluted earnings per share computation	11,250	9,628	6,414

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

Statement of Financial Accounting Standards 123

SFAS 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), provided that pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees and directors under APB 25.

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, including the effect of the Employee Stock Purchase Plan, the Company’s net income (loss) would have been reported as follows:

	For The Fiscal Years Ended

	June 28, 2003	June 29, 2002	June 30, 2001

	(in thousands, except share data)
Net income (loss) applicable to common shareholders:
As reported	$2,054	$(1,337)	$(4,700)

Pro forma	$(129)	$(3,557)	$(5,604)

Diluted earnings (loss) per share:
As reported	$0.18	$(0.14)	$(0.73)

Pro forma	$(0.01)	$(0.37)	$(0.87)

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of the standard did not have a material impact on the Company.

The Company has entered into foreign currency forward contracts to mitigate the risk of changes in exchange rates on firm sale commitments denominated in foreign currencies. These contracts qualify as fair value hedges pursuant to SFAS 133. Accordingly, the fair value of the derivative instruments is recorded on the balance sheet and is offset by changes in the fair value of the related firm commitments. The ineffective portion of the derivative instruments are recorded currently in income. At June 28, 2003, the unrealized gain on hedged transactions was $480,000.

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

In January 2003, the FASB issued Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46 was effective for variable interest entities created after January 31, 2003, and for older entities in the first reporting period beginning after June 15, 2003. The Company has not created any variable interest entities since January 31, 2003. The Company is currently reviewing its investment portfolio to determine whether any of its investee companies are variable interest entities. The Company does not expect to identify any new variable interest entities that must be consolidated, but may be required to make additional disclosures.

In December 2002, FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS 148 are effective for the Company’s 2003 fiscal year. The Company currently does not plan to transition to a fair value method of accounting for stock-based employee compensation.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EIFT Issue 94-3 required such a liability to be recognized at the time that an entity committed to an exit plan. SFAS 146 was effective for exit or disposal activities that are initiated after December 31, 2002 and had no impact on the Company.

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

In April 2002, FASB issued SFAS 145, “Rescission of FASB Statement 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS 145 was effective for fiscal 2003 and did not have a material impact on the Company.

In June 2001, FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 did not have a material effect on the Company’s financial position or results of operations in fiscal 2003.

Related Parties

In addition to the Company’s Joint Venture investment described in Note 5, the Company has engaged in certain related party transactions. During fiscal 2003 the Company purchased $648,000 of spare parts for the Company’s equipment customers, received building rent payments under the sublease agreement of $194,000, and in September 2002, the Company recorded $5.2 million from the sale of its Longmont Coatings Division (see Note 3) with a company and its affiliates of which a member of the Company’s board of directors is an officer. During fiscal 2003, 2002 and 2001, the Company had $3.4 million, $3.0 million, and $1.3 million, respectively, of purchases from a company of which another member of the Company’s board of directors is a member of the board of directors and a former officer.

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

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Summarized statement of operations information for the Joint Venture for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, is presented below:

	Fiscal Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

	(in thousands)
Joint Venture:
Operating revenues	$45,369	$24,264	$32,360

Net income	$3,808	$340	$8,202

Applied Films’ equity in earnings:
Proportionate share of net income after eliminations	$1,935	$159	$4,087
Amortization of deferred gain on sale of equipment	296	306	334

Equity earnings of Joint Venture	$2,231	$465	$4,421

Summarized balance sheet information for the Joint Venture as of June 28, 2003 and June 29, 2002, is presented below:

	June 28, 2003	June 29, 2002

	(in thousands)
Assets:
Current assets	$12,885	$10,447
Property, plant, and equipment, net	25,565	28,434

	$38,450	$38,881

Capitalization and liabilities:
Current liabilities	$8,059	$6,839
Long-term debt (1)	6,482	12,033
Shareholders’ equity	23,909	20,009

	$38,450	$38,881

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

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

In April 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Plan”) covering 272,500 shares of common stock, as amended. The exercise price of options granted under the 1997 Plan is determined by the board of directors based upon estimated fair market value. The options granted are to vest ratably over four years. In October 1999, the shareholders of the Company approved an increase of 100,000 shares to the 1997 Plan, increasing the shares available for granting to 372,500 shares. In October 2000, the shareholders of the Company approved an increase of 650,000 shares to the 1997 Stock Option Plan, increasing the shares available to 1,022,500 shares. Options vest 25% one year after the grant date of the option, and 25% every year after for three years, and expire no later than ten years after the grant date of the option.

In July 2003, the Company’s Board of Directors approved and recommended for shareholder approval at the annual meeting of the shareholders on October 22, 2003, the adoption of the Long Term Incentive Plan that will include an additional 1.2 million shares available for issuance under the plan.

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

Employee Stock Purchase Plan

On September 5, 1997, the Board of Directors adopted, and the stockholders subsequently approved, the Applied Films Corporation Employee Stock Purchase Plan (“Purchase Plan”) as amended in October 2000. The Purchase Plan was amended April 17, 2002 to institute two six-month Option Periods each year commencing on the first business day of May and November, respectively. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions. Shares are purchased at 85% of the fair market value of the common stock on the Purchase Date. Purchases are priced on the last business day of April and October, respectively, for the purchases of as many full shares, but not less than one (1) full share, as may be purchased with the funds in his or her Purchase Account. Up to 100,000 shares of common stock may be sold under the Purchase Plan. Shares sold under the Purchase Plan may be newly issued shares or shares acquired by the Company in the open market. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate on September 5, 2007. The Purchase

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and will be administered in accordance with the limitations set forth in Section 423 and the rules and regulations thereunder.

During fiscal years 2003, 2002, and 2001, the Company issued shares to employees of 14,042, 8,799, and 3,916 under this plan, respectively, at a purchase price ranging from $2.81 to $32.96 per share. A total of 42,802 shares have been issued under the plan since inception.

A summary of the Company’s Stock Option Plans are as follows:

	For The Fiscal Years Ended

	June 28, 3003		June 29, 2002		June 30, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	737,157	$14.92	561,836	9.88	455,076	$4.22
Granted	285,425	13.59	290,575	21.84	230,236	18.31
Forfeited	(56,000)	24.25	(9,262)	31.59	(8,900)	29.73
Exercised	(118,928)	5.95	(105,992)	5.79	(114,576)	2.94

Outstanding at end of year	847,654	15.11	737,157	14.92	561,836	9.88

Exercisable at end of year	298,440	7.96	228,924	6.94	228,778	4.16

Weighted average fair value of options granted		$12.63		$20.31		$11.87

The following table summarizes information about employee stock options outstanding and exercisable at June 28, 2003:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Range of	at June 28,	Contractual	Exercise	at June 28,	Exercise
Exercise Prices	2003	Life in Years	Price	2003	Price

$ 2.75 - $ 9.51	250,087	6.76	$5.99	134,644	$3.65
$10.53 - $18.00	258,535	8.36	14.16	57,460	14.15
$18.36 - $24-75	260,818	8.68	20.73	79,778	20.70
$25.15 - $38.50	78,241	8.12	28.65	26,558	30.62

	847,654			298,440

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

The net deferred tax asset (liability) is comprised of the following:

	June 28, 2003	June 29, 2002

	(in thousands)
Inventories	$—	$284
Accrued expenses	1,307	1,590
Deferred compensation	—	40
Deferred gain	900	925
Goodwill and intangible assets	3,882	4,170
Net operating loss carry forwards	14,832	9,005
Valuation allowance	(7,081)	(1,933)

Total deferred tax assets	13,840	14,091

Property, plant and equipment	(629)	(669)
Uncompleted contracts	(9,069)	(7,758)
Other	—	(24)

Total deferred tax liabilities	(9,698)	(8,451)

Total deferred tax asset, net	$4,142	$5,640

Income tax (benefit) provision for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, consist of the following:

		Years Ended

	June 28, 2003	June 29, 2002	June 30, 2001

	(in thousands)
Current provision (benefit):
Federal	$(1,452)	$—	$(95)
State	—	—	(9)
Foreign	491	(227)	(1,147)

Total current provision (benefit)	(961)	(227)	(1,251)
Deferred provision (benefit):
Federal	2,019	(567)	(1,848)
State	106	50	(180)
Foreign	(627)	517	(2,481)

Total deferred provision (benefit)	1,498	—	(4,509)

Total tax provision (benefit)	537	(227)	(5,760)
Tax provision (benefit) related to discontinued operations	46	318	(181)

Total tax provision (benefit) related to continuing operations	$491	$91	$(5,941)

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Reconciliations between the effective statutory federal income tax provision (benefit) rate and the Company’s effective income tax provision (benefit) rate as a percentage of net income (loss) before taxes were as follows:

	June 28, 2003	June 29, 2002	June 30, 2001

Statutory federal income tax (benefit) provision rate	34.0%	(34.0)%	(34.0)%
State income taxes	3.3	(3.3)	(3.3)
Foreign income taxes and other	(16.4)	—	(1.8)
Equity earnings in Joint Venture	(34.4)	(12.7)	(14.3)
Tax exempt interest income	—	—	(3.7)
Foreign tax exempt interest	(80.9)	(20.7)	—
Valuation allowance	116.7	52.6	—

Effective income tax (benefit) provision	22.3%	(18.1)%	(57.1)%

     As of June 28, 2003, the Company had net operating losses available to offset future taxable income of approximately $12.6 million in the United States and $20 million in Germany which expire through 2024. Under the provisions of the Internal Revenue Code, as amended, the Company’s foreign sales corporation may exempt a portion of its export related taxable income from U.S. federal and state income taxes.

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

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the benefit obligation, the funded status of the pension plan, amounts recognized on the Company’s consolidated financial statements, and the principal weighted average assumptions used:

	Year End	Year End
	June 28, 2003	June 29, 2002

	(in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$9,071	$7,214
Service costs	601	534
Interest costs	628	502
Actuarial (gain) loss	(412)	(314)
Foreign exchange loss	1,413	1,150
Benefits paid	(39)	(15)

Benefit obligation at end of year	$11,262	$9,071

Funded Status:
Unrecognized net actuarial gain	$(11,262)	$(9,071)
Unrecognized prior service cost	(346)	59

Net amount recognized	$(11,608)	$(9,012)

Amounts Recognized in the Balance Sheets:
Accrued Pension Benefit Obligation	$(11,608)	$(9,012)

Net amount recognized	$(11,608)	$(9,012)

Weighted-average Assumptions
Discount rate	5.75%	6.0%
Expected return on plan assets	N/A	N/A
Rate of compensation increase:
Employee	2.40%	2.75%
Retired	1.50%	2.00%
Components of Net Periodic Benefit Cost:
Service Cost	$601	$534
Interest Cost	628	502
Expected return on plan assets	—	—
Amortization of prior service costs	—	—
Recognition of actuarial (gain) loss	(412)	(314)

Net periodic benefit costs	$817	$722

NOTE 9. SIGNIFICANT CUSTOMERS

During fiscal years 2003, 2002, and 2001, approximately 71%, 60%, and 79%, respectively, of the Company’s net revenues were exported to customers outside of the Company’s manufacturing region in Europe. The Company’s ten largest customers accounted for, in the aggregate, approximately 53%, 62%, and 41%, of the Company’s net revenues in fiscal 2003, 2002, and 2001, respectively. Revenues from our largest customer in fiscal 2003, Guardian Industries Corporation, represented 13.3% of our net revenues for that year. Revenues from this customer for fiscal 2003, consisted solely of thin film deposition equipment. The loss of, or a significant reduction in purchases by, one or more of these customers would have a material adverse effect on the Company’s operating results.

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The breakdown of net revenues by geographic region is as follows:

	Fiscal Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

		(in thousands)
Asia (other than Japan)	$85,952	$42,229	$41,154
Japan	12,809	11,332	23,616
United States	10,576	28,385	11,796
Europe and other	44,896	55,196	19,750

Net revenues	$154,233	$137,142	$96,316

The Company’s sales are typically denominated in Euros. However, certain customers of the Company currently pay in Japanese yen and U.S. dollars. As a result, the Company recognized approximately $823,000, $(15,000), and $19,000, of foreign currency exchange rate gain (loss) on foreign currency exchange rate fluctuations for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively. The Company has $8.4 million and $4.8 million of its accounts receivable denominated in Euros, and $9.9 million and $7.5 million of its accounts payable denominated in Euros as of June 28, 2003, and June 29, 2002, respectively. The Company has approximately $1.1 million and $2.0 million of its accounts receivable and $360,000 and $421,000 of its accounts payable denominated in Japanese yen as of June 28, 2003 and June 29, 2002, respectively.

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

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The future minimum payments under the operating and capital leases are as follows:

Fiscal Year	Operating leases

(in thousands)
2004	$6,607
2005	6,215
2006	6,003
2007	5,952
2008	5,958
2009 and thereafter	13,734

Total minimum lease payments	$44,469

Rent expense under operating leases was $6.6 million, $5.7 million, and $3.4 million for fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001. During fiscal 2003, rent expense is net of sublease income of $240,000.

NOTE 11. SEGMENT INFORMATION

The Company manages its business and has segregated its activities into two business segments, Thin Film Coated Glass and Thin Film Deposition Equipment. Certain financial information for each segment is provided below:

	Fiscal Years Ended

	June 28, 2003	June 29, 2002	June 30, 2001

		(in thousands)
Net revenues:
Thin film coated glass	$6,159	$6,085	$11,124
Thin film deposition equipment	148,074	131,057	85,192

Total net revenues	$154,233	$137,142	$96,316

Operating (loss) income:
Thin film coated glass	$528	$(4,139)	$(2,316)
Thin film deposition equipment	(404)	3,740	1,981
Amortization of goodwill and other intangible assets	(3,779)	(3,356)	(16,536)

Total operating loss	$(3,655)	$(3,755)	$(16,871)

	June 28, 2003	June 29, 2002

Identifiable property, plant and equipment:
Thin film coated glass	$109	$640
Thin film deposition equipment	3,286	4,875
Corporate and other	2,563	724

Total identifiable property, plant and equipment	$5,958	$6,239

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

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

NOTE 13. QUARTERLY INFORMATION (unaudited)

The following table sets forth summary unaudited quarterly financial information for the eight fiscal quarters ended June 28, 2003.

	Fiscal 2002 Quarters Ended				Fiscal 2003 Quarters Ended

	29-Sep	29-Dec	30-Mar	29-Jun	28-Sep	28-Dec	29-Mar	28-Jun
	2001	2001	2002	2002	2002	2002	2003	2003

	(in thousands, except per share data)
Net revenues	$39,273	$37,885	$30,827	$29,157	$26,875	$30,483	$45,651	$51,224
Cost of goods sold	29,198	27,977	23,525	23,874	20,007	24,033	35,551	38,028

Gross profit	10,075	9,908	7,302	5,283	6,868	6,450	10,100	13,196
Operating expenses:
Selling, general and administrative	6,510	6,609	5,827	4,801	6,028	5,884	5,819	6,581
Research and development	2,034	1,933	2,298	2,955	2,262	2,570	3,603	3,743
Amortization of other intangible assets	839	839	839	839	889	901	967	1,022

Operating income (loss)	692	527	(1,662)	(3,312)	(2,311)	(2,905)	(289)	1,850
Other (expense) income, net:
Interest income (expense), net	(53)	36	212	506	693	624	433	275
Other income, net	309	286	7	1,647	133	240	544	683
Equity earnings of Joint Venture	110	153	150	52	365	864	432	570

Income (loss) from continuing operations before income taxes	1,058	1,002	(1,293)	(1,107)	(1,120)	(1,177)	1,120	3,378
Income tax benefit (expense)	(378)	(271)	418	140	431	671	(551)	(1,042)

Income (loss) from continuing operations	$680	$731	$(875)	$(967)	$(689)	$(506)	$569	$2,336
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(124)	20	(371)	(116)	(85)	—	—	—
Gain on the disposal of discontinued operations, net of tax	—	—	—	—	429	—	—	—

Discontinued operations, net of tax	(124)	20	(371)	(116)	344	—	—	—
Net income (loss)	556	751	(1,246)	(1,083)	(345)	(506)	569	2,336
Preferred stock dividends	(203)	(112)	—	—	—	—	—	—

Net income (loss) applicable to common shareholders	$353	$639	$(1,246)	$(1,083)	$(345)	$(506)	$569	$2,336

Net income (loss) per share:
Basic
Earnings (loss) from continuing operations	$0.10	$0.08	$(0.08)	$(0.09)	$(0.06)	$(0.05)	$0.05	$0.21
Loss from discontinued operations	(0.02)	0.00	(0.03)	(0.01)	(0.01)	—	—	—

Basic earnings (loss) per share	$0.08	$0.08	$(0.11)	$(0.10)	$(0.07)	$(0.05)	$0.05	$0.21

Diluted
Earnings (loss) from continuing operations	$0.10	$0.08	$(0.08)	$(0.09)	$(0.06)	$(0.05)	$0.05	$0.21
Loss from discontinued operations	(0.02)	0.00	(0.03)	(0.01)	(0.01)	—	—	—

Diluted earnings (loss) per share	$0.08	$0.08	$(0.11)	$(0.10)	$(0.07)	$(0.05)	$0.05	$0.21

Weighted average common shares outstanding:
Basic	6,798	9,086	10,998	11,022	11,035	11,086	11,115	11,146

Diluted	6,987	9,353	10,998	11,022	11,035	11,086	11,145	11,373

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

PART IV

ITEM 15: Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

     1.     Financial Statements

The Registrant’s consolidated financial statements, for the year ended June 28, 2003, together with the Report of Independent Certified Public Accountants are filed as part of this Form 10-K/A report. See “ITEM 8: Financial Statements and Supplementary Data.” The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

     2.     Financial Statement Schedules

Except for Schedule II set forth below, financial statement schedules are not submitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

Valuation and Qualifying Accounts	(dollars in thousands)

	Balance at	Charged to
	beginning of	costs and		Balance at
Allowance for doubtful accounts	period	expenses	Deductions	end of period

2003	$855	$635	$837	$653
2002	1,142	430	717	855
2001	188	157	625	1,142

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

APPLIED FILMS CORPORATION

By: /s/ Thomas T. Edman

Thomas T. Edman Chief Executive Officer and President

September 12, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 12, 2003.

Signature	Title

/s/ Richard P. Beck * Richard P. Beck	Director, Chairman of the Board

/s/ Thomas T. Edman Thomas T. Edman	Director, President, and Chief Executive Officer (principal executive officer

/s/ Lawrence D. Firestone Lawrence D. Firestone	Chief Financial Officer, Treasurer, Senior Vice President and Secretary (principal financial and accounting officer)

/s/ Allen Alley * Allen Alley	Director

/s/ John S. Chapin * John S. Chapin	Director

/s/ Chad D. Quist * Chad D. Quist	Director

/s/ Vincent Sollitto * Vincent Sollitto	Director

*	By:/s/ Lawrence D. Firestone

Lawrence D. Firestone Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Applied Films Corporation, as amended, are incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

3.2	Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

4.1	Specimen common stock certificate is incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.1	1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant’s Registration Statement on Form S-8 (Reg. No. 333-51175).

10.2	1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10-2 of Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant’s Registration Statement on Form S-8 (Reg. No. 333-47967) to reference to Exhibit 4.2 of Registrant’s Registration Statement on Form S-8 (Reg. No. 333-38426) any by reference to Exhibit 4.2 and 4.3 of Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56376) and the Fifth Amendment to the 1997 Stock Option Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.3	Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant’s Registration Statement on Form S-8 (Reg. No. 333-56378) and the Fourth Amendment to the Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.4	Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.5	Lease Agreement dated January 30, 1998, between 9586 East Frontage Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on form 10-Q for the fiscal quarter ended December 27, 1997.

10.6	Agreement, dated November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

10.7	Outside Director Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 (Reg. No. 333-95367), and by reference to Exhibits 4.2 and 4.3 of Registrant’s Registration Statement on Form S-8 (Reg. No. 333-75164).

10.8	Share Purchase and Exchange Agreement dated October 18, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.9	Amendment Agreement dated December 29, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.2 of Registrant’s Current report on Form 8-K dated December 31, 2000.

Exhibit No.	Description
10.10	Second Amendment Agreement dated February 27, 2002, between Applied Films Corporation, Applied Films GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.7 of Registrant’s Current Report on Form 8-K/A dated December 31, 2000.

10.11	Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.12	Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.13	Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibits 2.5 of Registrant’s Current Report on form 8-K dated December 31, 2000.

10.14	Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.15	Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.16	Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.17	Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.18	Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.19	Common Stock Warrant No. 4 dated January 16, 2001 is incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.20	Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility, incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.21	Commercialization Agreement between The Coca-Cola Company, KRONES AG and Applied Films GmbH & Co. KG (as assignee of Balzers Process Systems GmbH) effective September 1, 2000, incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001.

10.22	Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan dated October 24, 2001 is incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.

10.23	Equity Joint Venture Agreement between Applied Films Corporation and Nippon Sheet Glass Co., Ltd., dated February 17, 1999, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

10.24	Asset Purchase Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.1 of Registrant’s Current Report

Exhibit No.	Description
on Form 8-K dated September 24, 2002.

10.25	License Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.26	Sublease dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.27	Services Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.28	Noncompetition Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.5 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.29	Supply Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.6 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

11.1	Statement re: computation of per share earnings.

13.1	Annual Report to Shareholders for the year ended June 28, 2003. This exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing.

21.1	Subsidiaries of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-68476).

23.1	Consent of Ernst & Young LLP.

24.1*	Power of Attorney.

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and President and of the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed