Form 10-Q
period 2003-09-27
APPLIED FILMS CORP
filed 2003-10-27
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
September 27, 2003

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 000-23103

APPLIED FILMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

COLORADO	84-1311581
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9586 I-25 FRONTAGE ROAD, SUITE 200, LONGMONT, COLORADO 80504
(Address of principal executive offices)

Registrant's telephone number, including area code:  (303) 774-3200

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

14,697,763 shares of Common Stock were outstanding as of October 23, 2003.

INDEX

PART I. FINANCIAL INFORMATION
Page
Item 1: Financial Statements:

Applied Films Corporation and Subsidiaries

Consolidated Balance Sheets as of September 27, 2003 and June 28, 2003	2

Consolidated Statements of Operations for the three months ended September 27, 2003 and
September 28, 2002, respectively	3

Consolidated Statements of Cash Flows for the three months ended September 27, 2003 and
September 28, 2002	4

Notes to Consolidated Financial Statements	5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3: Quantitative and Qualitative Disclosures About Market Risk	21

Item 4: Controls and Procedures	22

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K	23

ITEM 1. – FINANCIAL STATEMENTS

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	September 27, 2003	June 28, 2003

ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$36,115	$22,817
Restricted cash	13,746	18,991
Marketable securities	52,265	51,620
Accounts and trade notes receivable, net of allowance
of $443 and $653, respectively	21,926	10,838
Revenue in excess of billings	25,284	37,728
Inventories, net of allowance of $721 and $1,380, respectively	6,585	6,731
Prepaid expenses and other	1,997	2,488
Current assets associated with discontinued operations	1,137	1,344

Total current assets	159,055	152,557

Property, plant and equipment, net of accumulated
depreciation of $7,355 and $6,752, respectively	5,866	5,958
Goodwill	57,808	57,451
Intangible assets, net of accumulated amortization
of $11,716 and $10,613, respectively	16,078	17,010
Investment in joint venture	12,365	11,889
Deferred tax asset, net	7,935	9,549
Restricted cash	246	73
Other assets	253	255

Total assets	$259,606	$254,742

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$24,628	$17,509
Accrued expenses	23,536	23,257
Billings in excess of revenue	10,228	16,773
Current portion of deferred gross profit, deferred
gain and lease obligation	385	391
Deferred tax liability	5,407	5,407
Current liabilities associated with discontinued operations	413	536

Total current liabilities	64,597	63,873

Long-term portion of gross profit, deferred gain
and lease obligation	1,975	2,063
Accrued pension benefit obligation	11,979	11,608

Total liabilities	78,551	77,544

STOCKHOLDERS' EQUITY:
Preferred Stock, no par value, 1,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, no par value, 40,000,000 shares
authorized, 11,235,128 and 11,161,873 shares issued
and outstanding at September 27, 2003 and
June 28, 2003, respectively	161,655	160,685
Warrants and stock options	734	734
Other cumulative comprehensive income	11,859	11,504
Retained earnings	6,807	4,275

Total stockholders' equity	181,055	177,198

Total liabilities and stockholders' equity	$259,606	$254,742

The accompanying notes are an integral part of these Consolidated Financial Statements

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	September 27, 2003	September 28, 2002

Net revenues	$47,674	$25,085
Cost of goods sold	34,660	18,439

Gross profit	13,014	6,646

Operating expenses:
Research and development	4,068	2,262
Selling, general and administrative	6,245	5,962
Amortization of intangible assets	1,017	889

Income (loss) from operations	1,684	(2,467)

Other income, net:
Interest income, net	229	693
Other income, net	639	133
Equity earnings of joint venture	549	365

Income (loss) from continuing operations
before income taxes	3,101	(1,276)

Income tax benefit (provision)	(921)	486

Income (loss) from continuing operations	2,180	(790)

Discontinued operations (Note 3):
Income (loss) from discontinued operations, net of tax	(418)	16
Gain on disposal of discontinued operations, net of tax	770	429

Discontinued operations, net of tax	352	445

Net income (loss) applicable to common stockholders	$2,532	$(345)

Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$0.19	$(0.07)
Income from discontinued operations	$0.03	$0.04

Basic earnings (loss) per share	$0.22	$(0.03)

Diluted:
Earnings (loss) from continuing operations	$0.19	$(0.07)
Income from discontinued operations	$0.03	$0.04

Diluted earnings (loss) per share	$0.22	$(0.03)

Weighted average common shares outstanding:
Basic	11,189	11,035

Diluted	11,493	11,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended

	September 27, 2003	September 28, 2002

Cash flows from operating activities:
Net income (loss)	$2,532	$(345)
Adjustments to net income (loss):
(Income) loss from discontinued operations	418	(16)
Gain on the sale of the coated glass businesses	(770)	(429)

Net income (loss) from continuing operations	2,180	(790)
Adjustments to net income (loss) from continuing operations:
Depreciation	489	566
Amortization of intangible assets	1,017	839
Amortization of deferred gain on building sale/leaseback
and sales of equipment to joint venture	(88)	(88)
Loss on disposal of equipment	-	(4)
Equity in earnings of affiliate	(475)	(261)
Changes in:
Restricted cash	5,158	(551)
Accounts and trade notes receivable, net	(11,088)	168
Revenue in excess of billings	12,444	929
Inventories	146	(2,443)
Prepaid expenses and other	493	655
Accounts payable and accrued expenses	7,763	(1,105)
Billings in excess of revenue	(6,545)	5,053
Deferred income taxes	1,614	(286)

Net cash flows provided by operating activities	13,108	2,682

Cash flows from investing activities:
Purchases of property, plant, and equipment	(403)	(227)
Purchase of marketable securities	(645)	(7,026)

Net cash used in investing activities	(1,048)	(7,253)

Cash flows from financing activities:
Proceeds from stock options and issuance on stock purchase plan	970	108

Net cash provided by financing activities	970	108

Cash flows from discontinued operations	436	5,810

Effect on exchange rate changes on cash and cash equivalents	(168)	(4,294)

Net (decrease) increase in cash	13,298	(2,947)
Cash and cash equivalents, beginning of period	22,817	31,134

Cash and cash equivalents, end of period	$36,115	$28,187

Supplemental cash flow information:
Cash paid for interest	$58	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. COMPANY ORGANIZATION AND OPERATIONS

Applied Films Corporation (“Applied Films” or the “Company”) is a leading provider of thin film deposition equipment to the Flat Panel Display (“FPD”) industry; the architectural, automotive and solar glass industry; and the consumer packaging industry. The Company’s high volume, large area deposition systems are used by its customers to deposit thin films that enhance the material properties of the base substrate. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that become critical elements of the composition of its customers’ products.

In June of 1998, the Company formed a 50/50 Joint Venture (the “China JV”) in China with Nippon Sheet Glass Co. (“NSG”) to process, sell and export certain types of thin film coated glass (Note 4).

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

On December 31, 2000, the Company acquired the Large Area Coatings division (“LAC”) of Unaxis. The LAC division is now operating as Applied Films GmbH and Co. KG, a wholly-owned subsidiary of the Company, with manufacturing in Alzenau, Germany and sales and service offices in Asia, Europe and the United States. Applied Films GmbH and Co. Kg designs, manufactures and sells large area deposition equipment in three product areas with global markets. The principal product areas are display, architectural glass, automotive glass, solar, and web coaters.

In September of 2003, the Company sold its Hong Kong coated glass business to NSG, our joint venture partner. The sale of this business allowed us to exit the coated glass market and focus on our deposition equipment business. In September 2002, the Company sold its Longmont coating operations to Optera, Inc. (formerly known as Information Products Inc. a wholly owned subsidiary of Magna Donnelly Corporation). The sale of this business allowed the Company to exit the manufacturing of coated glass in the U.S. for customers in the U.S. and Europe. The financial statements for the current and prior periods have been restated to reflect the effect of the sale of these businesses and the results have been included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations (Note 3).

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of the China JV are accounted for using the equity method of accounting in the consolidated financial statements and the results appear in “Equity earnings of Joint Venture” (Note 4).

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

Unaudited Financial Information

The accompanying interim financial information as of September 27, 2003 and for the three month period ended September 27, 2003 and September 28, 2002 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended September 27, 2003 are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, as long as the statements are not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2003 Annual Report on Form 10-K/A audited for the fiscal year ended June 28, 2003 and the S-3 file number 333-108718.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2004 and 2003 each include 52 weeks.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Restricted Cash

The Company has pledged $14.0 million in cash, of which $5 million is to provide security for the bank guaranty for 50% of the debt of the China JV, and $9.0 million is to provide security for bank guarantees to certain customers in China, for their cash deposits on contracts.

Marketable Securities

The Company classifies all of its short-term investments, that do not qualify as cash equivalents, as trading securities. Such short-term investments consist of equity securities, corporate, government and municipal bonds and money market mutual funds. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at current market values, which are based upon quoted market prices using the specific identification method. Realized and unrealized gains and losses on such securities are reflected as other income in the accompanying statements of operations.

As of September 27, 2003, the Company’s short term investments included in marketable securities consisted of $40.2 million in corporate bonds, $3.0 million in municipal debt securities, $6.1 million in government bonds, $2.6 million in equity securities and $400,000 related to accrued interest. The Company had no significant concentration of credit risk arising from investments.

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

Inventories

Inventories consist of materials that can be used in the construction of systems or spare parts and work in process for contracts accounted for under the completed contract method of accounting. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at September 27, 2003 and June 28, 2003 consist of the following (in thousands):

	September 27, 2003	June 28, 2003

Materials for manufacturing systems and spare parts, net	$1,985	$1,988
Work-in-process	4,600	4,743

	$6,585	$6,731

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

Goodwill and Intangible Assets

Goodwill and intangible assets are reported on the balance sheet of the Company’s German subsidiary. Increases or decreases in the book value are due to currency fluctuation between the U.S. dollar and the Euro. The increase in accumulated amortization of intangible assets is due to the amortization expense in the current period and currency fluctuation between the U.S. dollar and the Euro. The composition of intangible assets follows:

	September 27, 2003	June 28, 2003

Intangible Assets:
Patents	$24,706	$24,553
Customer lists	3,088	3,070

Intangible assets	27,794	27,623
Less accumulated amortization	(11,716)	(10,613)

Intangible assets, net of accumulated amortization	$16,078	$17,010

The patents are amortized over seven years and the customer lists are amortized over five years. As a result of adopting SFAS No. 142, the Company no longer recognizes amortization expense on its goodwill. Annually, and more frequently if a triggering event occurs the Company is required to test the carrying value of goodwill for impairment.

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

The Company’s investment in its China JV will undergo an impairment test annually to ensure that the fair value of the asset exceeds the carrying value of the asset on the Company’s balance sheet. As a result the annual impairment test was completed during fiscal 2003. It was determined that there was no impairment of the investment in the China JV.

The Company believes no circumstances exist indicating an impairment exists in any of its other long-lived assets.

Accrued Expenses

The significant components of accrued expenses as of September 27, 2003 and June 28, 2003 are as follows (in thousands):

	September 27, 2003	June 28, 2003

Accrued losses on contracts	$8,433	$7,428
Accrued compensation	6,180	5,790
Accrued warranty	6,174	6,739
Other accruals	2,749	3,300

Total accrued expenses	$23,536	$23,257

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

Spare Parts Revenue Recognition

Spare parts revenues and related costs are recognized when products are shipped to the customer. The Company’s spare parts are warranted to be free from material defects caused by workmanship and within its design or customer specifications and are inspected for workmanship and compliance to specification prior to shipment. Customers who experience defects in material may return product for credit or replacement. Applied Films maintains a reserve to cover sales returns for quality defects from its customers. The provision for estimated sales returns and allowances is recorded in the period of the sale and is typically in the range of 0.5% to 1.0% of sales.

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

Contracts in progress at September 27, 2003 and June 28, 2003 are as follows (in thousands):

	September 27, 2003	June 28, 2003

Costs incurred on contracts in progress and estimated profit	$128,253	$162,042
Less: billings to date	(113,197)	(141,087)

Revenue in excess of billings, net	$15,056	$20,955

The Company typically collects 80-85% of the cash due on the total project by the time the equipment is shipped from its manufacturing facility. The remaining 15-20% balance that is due following the ship date is billed in accordance with the contract terms and those subsequent billings are generally collected within 30 days after billing.

The Company generally offers warranty coverage for equipment sold for a one-year period after final installation is complete. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

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

Losses on contracts in process are recognized in their entirety when the loss becomes probable and the amount of loss can be reasonably estimated. As of September 27, 2003 and June 28, 2003, the Company had accrued approximately $8.4 million and $7.4 million for loss contracts, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $4.1 million and $2.3 million of research and development expenses for the three months ended September 27, 2003 and September 28, 2002, respectively, net of reimbursements received from European governmental grants. The Company is reimbursed up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and a governmental agency and is paid when the research is completed and accepted by the agency. The Company received reimbursements of $208,000 and $223,000 in the three month periods ended September 27, 2003 and September 28, 2002, respectively.

Foreign Currency Transactions

The Company generated 82% of its revenues in the three months ended September 27, 2003 from sales to foreign corporations located outside the Company’s manufacturing center in Europe, which are primarily in Asia. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company’s sales and purchases are denominated in Euros, with the remainder denominated in U.S. dollars or Japanese yen. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are converted to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the period.

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

Other Cumulative Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Other cumulative comprehensive income for the Company represents foreign currency items associated with the translation of the Company’s investment in its foreign subsidiaries and the China JV and the unrealized gain on foreign currency hedge activities.

Net Income (Loss) Per Common Share

The Company follows SFAS No. 128, “Earnings per Share” which establishes standards for computing and presenting basic and diluted earnings per share (“EPS”). Under this statement, basic earnings (loss) per share is computed by dividing the income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing the income or loss available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method. Diluted loss per share is determined by dividing the loss available to common stockholders by the weighted average number of shares; no weight is given to the dilutive effect of stock options.

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

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during the periods using the Black-Scholes pricing model and the following weighted average assumptions:

	Three Months Ended

	September 27, 2003		September 28, 2002

Risk-free interest rate	3.49%		4.6%
Expected lives	7	years	7	years
Expected volatility	53%		78%
Expected dividend yield	0.0%		0.0%

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

The total fair value of options granted was computed to be approximately $743,000 and $533,000, for the three month periods ended September 27, 2003 and September 28, 2002, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $275,000 and $757,000 for the three-month periods ended September 27, 2003 and September 28, 2002, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, including the effect of the Employee Stock Purchase Plan, the Company’s net income (loss) would have been reported as follows (in thousands, except share data):

	Three Months Ended

	September 27, 2003	September 28, 2002

Net income (loss) applicable to common shareholders:

As reported	$2,532	$(345)

Pro forma	$2,257	$(1,102)

Basic earnings (loss) per share:

As reported	$0.22	$(0.03)

Pro forma	$0.20	$(0.10)

Diluted earnings (loss) per share:

As reported	$0.22	$(0.03)

Pro forma	$0.20	$(0.10)

Recent Accounting Standards

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not to have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46 was effective for variable interest entities created after January 31, 2003, and for older entities in the first reporting period beginning after December 15, 2003. The Company has not created any variable interest entities since January 31, 2003. The Company is currently reviewing its investment portfolio to determine whether any of its investee companies are variable interest entities. The Company does not expect to identify any variable interest entities that must be consolidated.

In December 2002, FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS 148 are effective for the Company’s 2003 fiscal year. The Company has no current plan to transition to a fair value method of accounting for stock-based employee compensation.

Related Parties

In addition to the Company’s China JV investment described in Note 4 and the sublease described in Note 6, the Company has engaged in certain related party transactions. During the first three months of fiscal 2004, the Company purchased $151,000 of spare parts for the Company’s equipment customers, and received building rent payments under the sublease agreement of $63,000, in September 2002, the Company recorded $5.2 million from the sale of the Longmont Coatings Division (see Note 3), and in September 2003 entered into a settlement agreement with respect to warranty claims arising from the Longmont Coatings Division prior to September 2002, with a company and its affiliates of which a member of the Company’s board of directors is an officer. Additionally, the Company had purchases of $1.1 million and $2.5 million, for the first three months of fiscal 2004 and fiscal 2003, respectively, from a company of which another member of the Company’s board of directors is a member of the board of directors and a former officer.

NOTE 3. SALE OF THE COATED GLASS BUSINESS – DISCONTINUED OPERATIONS

Effective September 26, 2003, the Company sold its coated glass business located in Hong Kong to NSG for approximately $1.4 million. The assets sold include the right to direct 50% of the China JV production, customer lists and information, the coated glass inventory and any outstanding purchase orders of the coated glass business located in Hong Kong.

Proceeds from the sale of the business is $747,000 in cash and $600,000 in a promissory note. The note accrues interest at 5% per annum, is due on September 26, 2004, and does not have a prepayment penalty. The Company anticipates incurring approximately $15,000 of professional fees related to the transaction and recorded a $770,000 gain, net of taxes of $415,000.

The Company accounted for the sale of the Hong Kong coated glass business as a discontinuance of the business. As a result, certain financial information has been restated to give effect to the classification of the Hong Kong coated glass business as a discontinued operation.

Summarized financial information for the discontinued operations (including Hong Kong and Longmont) is as follows (in thousands):

Summarized Financial Position
	September 27, 2003	June 28, 2003

Net current assets associated with discontinued operations:
Current assets:
Accounts and trade notes receivable, net	$1,013	$1,202
Inventories, net	124	142
Current liabilities:
Trade accounts payable	(413)	(536)

Total	$724	$808

	Three Months Ended

	September 27, 2003	September 28, 2002

Summarized Operating Results
Net revenues	$933	$3,444
Cost of goods sold	1,504	3,177

Gross profit (loss)	(571)	267
Operating expenses	72	242

Income (loss) before income taxes	(643)	25
Income tax expense (provision)	(225)	9

Income (loss) from discontinued operations, net of taxes	$(418)	$16

The following quarterly statement of operations for fiscal year 2003 have been restated to give effect to the classification of the Hong Kong and Longmont coated glass businesses as discontinued operations (in thousands except per share amounts):

	For the Three Months Ended

	Sep 28, 2002	Dec 28, 2002	Mar 28, 2003	Jun 28, 2003

Net revenues	$25,085	$29,121	$44,233	$49,697
Cost of goods sold	18,439	22,861	34,323	36,698

Gross profit	6,646	6,260	9,910	12,999

Operating expenses:
Research and development	5,962	5,809	5,761	6,508
Selling, general and administrative	2,262	2,570	3,603	3,743
Amortization of intangible assets	889	901	967	1,022

Income (loss) from operations	(2,467)	(3,020)	(421)	1,726
Other income, net:
Interest income, net	693	624	433	275
Other income, net	133	240	544	683
Equity earnings of joint venture	365	864	432	570

Income (loss) from continuing operations before income taxes	(1,276)	(1,292)	988	3,254

Income tax benefit (expense)	486	711	(505)	(999)

Income (loss) from continuing operations	(790)	(581)	483	2,255

Discontinued operations: Income from discontinued operations, net of taxes	16	75	86	81
Gain on sale of discontinued operations, net of tax	429	-	-	-

Net income from discontinued operations, net of tax	445	75	86	81
Net income (loss) applicable to common stockholders	$(345)	$(506)	$569	$2,336

Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$(0.07)	$(0.05)	$0.04	$0.20
Income from discontinued operations	0.04	0.01	0.01	0.01

Basic earnings (loss) per share	$(0.03)	$(0.04)	$0.05	$0.21

Diluted:
Earnings (loss) from continuing operations	$(0.07)	$(0.05)	$0.04	$0.20
Income from discontinued operations	0.04	0.01	0.01	0.01

Diluted earnings (loss) per share	$(0.03)	$(0.04)	$0.05	$0.21

Weighted average common shares outstanding:
Basic	11,035	11,086	11,115	11,146

Diluted	11,035	11,086	11,145	11,373

Effective September 24, 2002, the Company sold certain assets related to its contract glass coating business to Optera, Inc. The assets sold by the Company included thin film deposition equipment, inventory, office furniture and equipment, certain intellectual property rights, including know-how related to the glass coating operations and certain other assets located at the Company’s facility in Longmont, Colorado (the “Longmont Coatings Division”).

Pursuant to the Asset Purchase Agreement signed on September 24, 2002, Optera, Inc. paid Applied Films a cash purchase price of $5.2 million. Optera, Inc. received inventory and property, plant and equipment with a carrying value of $3.0 million and $1.3 million, respectively. The Company incurred $286,000 of separation costs and professional fees related to the transaction and recorded a $429,000 gain.

The Company accounted for the sale of the Longmont Coatings Division as a discontinuance of the business. As a result, certain financial information of the Longmont Coatings Division has been restated to give effect to the classification of the Longmont Coatings Division as a discontinued operation.

Effective September 15, 2003, Applied Films and Optera, Inc. entered into a settlement agreement for $650,000 related to a warranty claim for coated glass that had been sold to Optera, Inc. prior to the sale of the Longmont Coatings division. The settlement was paid on September 24, 2003. The net after tax settlement of $422,000 has been recorded in results of operations of discontinued operations for the three month period ended September 27, 2003.

NOTE 4. INVESTMENT IN CHINA JV

In June 1998, the Company formed a 50/50 China JV with NSG in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the China JV as equity. During fiscal 2002, 2001 and 1999, the Company sold new and refurbished equipment to the China JV for use in the process of thin film coating of glass. The sales prices were approximately $1.2 million, $5.6 million and $5.1 million, respectively. Because the Company owns 50% of the China JV, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross profit of each sale, approximately $0, $1.3 million and $1.4 million, respectively, which will be recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the China JV and the estimated depreciable life of the equipment. The amortization of the gross profit is included with “Equity earnings of joint venture” in the accompanying consolidated statements of operations.

The China JV began operations during the fourth quarter of fiscal 1999. The Company records 50% of income or loss from operations of the China JV after eliminating the impact of inter-entity transactions. The functional currency for the China JV is the local Chinese Yuan Renminbi. The Company’s investment in the China JV is translated into U.S. dollars using the period-end exchange rate. The earnings recorded by the Company from the China JV are translated at average rates prevailing during the period which have remained fixed by the Chinese government for a number of years. The cumulative translation gain or loss, if any, would be recorded as “Other cumulative comprehensive income (loss)” in the Company’s consolidated financial statements.

As of September 27, 2003, the Company has provided a cash secured bank guarantee of $5.0 million to guarantee 50% of the debt of the China JV. At June 28, 2003, the Company had approximately $44,000 in accounts receivable from the China JV.

Summarized statement of operations information for the China JV for the three months ended September 27, 2003 and September 28, 2002, is presented below (in thousands):

	Three Months Ended

	September 27, 2003	September 28, 2002

China JV:
Operating revenues	$13,438	$10,363

Net income	878	589

Applied Films equity in earnings:
Proportionate share of net income after eliminations	$475	$291

Amortization of deferred gain on sale of equipment	74	74

Equity in earnings of joint venture	$549	$365

Applied Films portion of royalty income
(included in other income, net)	$137	$100

Summarized balance sheet information for the China JV as of September 27, 2003 and June 28, 2003, is presented below (in thousands):

	September 27, 2003	June 28, 2003

Assets:
Current assets	$11,678	$12,885
Property, plant and equipment, net	24,883	25,565

	$36,561	$38,450

Capitalization and liabilities:
Current liabilities	$6,515	$8,059
Short-term debt(1)	5,285	6,482
Common shareholders' equity	24,761	23,909

	$36,561	$38,450

(1) The short-term debt is guaranteed 50% by the company and 50% by NSG.

NOTE 5. STOCKHOLDERS EQUITY

Series A convertible Preferred Stock

On January 18, 2001, the Company sold $10.0 million in Series A Convertible Preferred Stock (“Series A Stock”) that was convertible into common stock at a conversion price of $19.75 per common share. In connection with this offering, the Company issued warrants to purchase 75,949 shares of common stock at $22.33 per share and warrants to purchase 17,468 shares at $20.09 per share. The warrants to purchase 17,468 shares was exercised on October 17, 2003 through a cashless exercise option, resulting in the company issuing 5,865 shares of common stock and receiving no purchase price (see Note 8). The warrants, which remain outstanding, are immediately exercisable, and may be exercised any time over a five-year period.

NOTE 6. LEASES

In connection with the sale of the Longmont Coatings Division, the Company and Optera, Inc. entered into a sublease pursuant to which Optera, Inc. is subleasing approximately 40,900 square feet at the Company’s Longmont, Colorado facility, which contains approximately 126,000 square feet. The term of the sublease began on September 24, 2002 and will terminate on March 31, 2005. Optera, Inc. has the option to renew the sublease for additional periods of one year each commencing at the expiration of the initial term and continuing until the expiration or termination of the Company’s lease for the Longmont, Colorado facility. The subtenant also holds a right of first refusal with respect to the assignment or subleasing of, certain additional space in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is $252,000 annually.

Rent expense under operating leases was $1.3 million and $1.6 million for the three months ended September 27, 2003 and September 28, 2002, respectively. For the three months ended, September 27, 2003 rent expense is net of sublease income of $63,000.

NOTE 7. SALES BY GEOGRAPHIC REGION

The breakdown of net revenues by geographic region is as follows (in thousands):

	Three Months Ended

	September 27, 2003	September 28, 2002

Asia (other than Japan)	$29,219	$9,479
Japan	2,011	4,693
United States	7,946	1,293
Europe and other	8,498	9,620

Net revenues	$47,674	$25,085

The breakdown of net revenues by geographic region expressed as a percentage of net revenues is as follows:

	Three Months Ended

	September 27, 2003	September 28, 2002

Asia (other than Japan)	61%	38%
Japan	4	19
United States	17	5
Europe and other	18	38

Net revenues	100%	100%

NOTE 8. SUBSEQUENT EVENTS

On October 1, 2003, the Company’s registration statement on Form S-3 became effective for the sale of shares of our common stock at a price of $28.75 per share, with a discount to the underwriters of $1.495 per share. Pursuant to that offering, the Company sold a total of 3,450,000 shares of common stock (including 450,000 shares pursuant to an over allotment option exercised by the underwriters) for total net proceeds to the Company of $94,029,750.

On October 17, 2003, the holder of a warrant to purchase 17,468 shares of common stock at a price of $20.09 per share exercised the warrant through a cashless option permitted under the terms of the warrant. As a result, on October 17,  2003, the Company issued 5,865 shares in satisfaction of the warrant and received no payment for the shares.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in our Annual Report on Form 10-K/A for the fiscal year ended June 28, 2003. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide political and economic conditions, such as those in Asia, and the impact of SARS and the resulting limitation of travel to customers by company representatives, production levels, including those in Europe and Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see our Annual Report on Form 10-K/A for the fiscal year ended June 28, 2003 and our Registration Statement on Form S-3, as amended (Registration No. 333-108718) and the section “Risk Factors” in that Registration Statement. When used herein, the terms “believe,” “anticipate,” “intend,” “goal,” “expect,” and similar expressions may identify forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

Overview

We are a leading provider of thin film deposition equipment to diverse markets such as the flat panel display, the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

Our operations and financial position have been significantly affected by four corporate transactions that were implemented to advance our strategic transition from lower gross profit margin sales of coated glass to higher gross profit margin sales of thin film deposition equipment. In 1998, we entered into our China JV, a 50%-50% joint venture with NSG, to supply the low and high-resolution coated glass market from a production base in Suzhou, China. Our China JV began operations in April of 1999. In December 2000, we completed the acquisition of the LAC business of Unaxis which reported revenues of approximately $94 million for the twelve months ended December 31, 2000. The LAC acquisition expanded our product offering for the FPD industry. The LAC acquisition also enabled our entry into three new product markets: architectural, automotive and solar glass, consumer products packaging and electronics and plastic bottles.

The sale of our coated glass business in two stages completed the exit of coated glass from our revenue stream. On September 24, 2002, we sold our Longmont coatings division, which included certain assets related to our contract glass coating business to Optera, Inc. The assets we sold included thin film deposition equipment, inventory, office furniture and equipment, certain intellectual property rights, including know-how related to the glass coating operations and certain other assets located at our facility in Longmont, Colorado. In September 2003, we sold our coated glass business located in Hong Kong to NSG. The assets sold included the right to direct 50% of the China JV’s product as well as the customer lists and all of the outstanding purchase and sales commitments. The financial statements for the prior periods have been restated to reflect the effect of the sale of those businesses and the results have been included as discontinued operations.

Our China JV was formed to lower our product cost, and to operate in a closer proximity to our raw glass supply and our Asian customer base. Beginning in fiscal 1999 we moved the majority of our production of coated glass from Longmont to the China JV. Because of the 50%-50% ownership structure of our China JV, the revenues and expenses of our China JV are not consolidated and do not appear as revenues and expenses in our financial statements. The benefit of the lower cost structure of our China JV is captured in the net income of our China JV, 50% of which is included in “Equity earnings of joint venture” in our consolidated statements of operations.

Revenues for thin film deposition equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract.

The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer and a protracted technical sales effort. We operate with a certain amount of unrecognized revenue, which we refer to as backlog, on our signed contracts in progress using the percentage of completion and the completed contract method of accounting. Deposition equipment backlog was $94.6 million at September 27, 2003, and $68.0 million at September 28, 2002. Given the average manufacturing time of our products of nine months, this increase in backlog is comprised of revenue not yet recognized from deposition equipment contracts denominated in Euros, U.S. dollars and Japanese yen and, unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment.

In the first quarter of fiscal 2004, 82% of our total net revenues were generated from exports to customers outside of our manufacturing center in Europe, compared to 62% of revenues from exports to customers outside of our manufacturing center in Europe for the first quarter of fiscal 2003.

Sales of products manufactured in Germany are denominated in Euros except for sales of equipment to certain Japanese customers, which are denominated in Japanese yen. The U.S. dollar equivalent of gross revenues in Euros were approximately $45.7 million, in the first quarter of fiscal 2004 and $23.3 million, for the first quarter of fiscal 2003. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. As of September 27, 2003, the U.S. dollar equivalent of accounts receivable denominated in Euros were approximately $18.4 million or approximately 87%, of total accounts receivable. As of September 27, 2003 the U.S. dollar equivalent of accounts payable denominated in Euros were approximately $17.5 million, or approximately 71%, of total accounts payable.

Comparison of the First Quarter Ended September 28, 2002 to the First Quarter Ended September 27, 2003

Net Revenues.  Net revenues increased 90.0% from $25.1 million in the first quarter of fiscal 2003 to $47.7 million for the first quarter of fiscal 2004 due to the increase of equipment revenues. Backlog grew 44.8% from $41.1 million at the beginning of the first quarter of fiscal 2003 to $100.6 million at the beginning of the first quarter of fiscal 2004. Backlog decreased sequentially 6.0% to $94.6 million at September 27, 2003.

Gross Profit. Gross profit increased 95.8% from $6.6 million in the first quarter of fiscal 2003 to $13.0 million in the first quarter of fiscal 2004, largely driven by the increase in equipment revenues resulting from higher backlog at the beginning of the period and strong bookings during the quarter and the effectiveness of several cost reduction programs initiated in Germany by our operations team. Gross margins were 26.5% in first quarter of fiscal 2003 and 27.3% in first quarter of fiscal 2004.

Research and Development. Research and development expenses increased 78.3% from $2.3 million in the first quarter of fiscal 2003 to $4.1 million in the first quarter of fiscal 2004 primarily due to increases in spending in the flat panel display area. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, and other expenses related to our ongoing product development for new products. As a percentage of net revenues, research and development expenses were 9.0% in the first quarter of fiscal 2003 and 8.5% in the first quarter of fiscal 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased from $6.0 million in the first quarter of fiscal 2003 to $6.2 million for the first quarter of fiscal 2004. As a percentage of net revenues, selling, general and administrative expenses were 23.8% in the first quarter of fiscal 2003 and 13.1% in the first quarter of fiscal 2004.

Amortization of Intangible Assets. The amortization of intangible assets was $889,000 and $1.0 million for the first quarter of fiscal 2003 and the first quarter of fiscal 2004, respectively. The increase in amortization of intangibles consists of a currency translation as the intangible assets are carried on our German subsidiary balance sheet and are subject to fluctuation in the Euro as compared to the U.S. Dollar.

Interest Income, Net. Interest income, net was $693,000 in the first quarter of fiscal 2003 and $229,000 in the first quarter of fiscal 2004. The interest income was generated from the investment of our cash reserves in corporate, government and municipal bonds, equity securities, money market funds and short-term time deposits. During the first quarter of fiscal 2003 and the first quarter of fiscal 2004, we earned an average annual rate of return of 3.0% and 1.93% respectively on cash and cash equivalents, restricted cash and marketable securities.

Other Income, Net. Other income, net increased from $133,000 in the first quarter of fiscal 2003 to $639,000 in the first quarter of fiscal 2004, primarily due to foreign exchange gains realized between the Euro and the dollar and an increase in royalty income. Other income, net includes items such as realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 1% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture.  Our equity in earnings of the China JV increased 50.4% from $365,000 in the first quarter of fiscal 2003 to $549,000 in the first quarter of fiscal 2004. This increase in equity earnings is primarily due to an increase in demand for color STN glass used in color displays for cellular phones and personal digital assistants.

Income Tax Benefit (Provision) Expense.  We recorded an income tax benefit of $486,000 in the first quarter of fiscal 2003 compared to an income tax expense of $921,000 in the first quarter of fiscal 2004. The effective tax rate was 29.6% during the first quarter of fiscal 2003 and 36.1% during the first quarter of fiscal 2004. Our tax provision is adjusted based on our year to date tax calculation for each subsidiary tax jurisdiction. There are several items which lower our effective tax rates in some of the countries in which we operate, such as the tax effect of the amortization of goodwill and other intangible assets in Germany, tax-free investment and interest income in the U.S., and equity earnings of our China JV which are reported as tax free because the earnings will be reinvested in our China JV as a permanent investment.

Discontinued Operations. On September 26, 2003, we sold our Hong Kong coated glass business to NSG for $1.35 million in cash and a note receivable. We accounted for the sale as a discontinuance of business and our financial statements have been restated to reflect our business without the results of our Hong Kong coated glass business. The $418,000 loss from discontinued operations for the first quarter of fiscal 2004 reflected the operating results of that business of $4,000 for fiscal 2004 through September 26, 2003 combined with the settlement paid to Optera, Inc. of $650,000 net of $228,000 for taxes. The $770,000 gain was the after tax gain on the sale of assets related to discontinued operations.

On September 24, 2002, we sold our Longmont coatings division to Optera, Inc. for $5.2 million in cash. We accounted for the sale as a discontinuance of business and our financial statements have been restated to reflect our business without the results of our Longmont coatings division. The $16,000 income includes $101,000 of income from the Hong Kong coated glass business and the $85,000 loss from the operating results of the Longmont coatings division for the first quarter of fiscal 2003. The $429,000 gain was the after tax gain on the sale of assets related to discontinued operations.

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

We generally offer warranty coverage for equipment sold for a one-year period after final installation is complete. We estimate the anticipated costs to be incurred during the warranty period and accrue a reserve as a percentage of revenue as revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

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

The financial results of our foreign subsidiaries are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end spot exchange rate, revenues and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of other cumulative comprehensive income (loss).

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

Liquidity and Capital Resources

We have funded our operations with cash balances, cash generated from operations, proceeds from public offerings of our common stock and a private offering of preferred stock, and bank borrowings. Cash flow provided by operations for the first three months of fiscal 2003 was $2.7 million compared to $13.1 million for the first three months of fiscal 2004. The increase is primarily due to fluctuations in revenue in excess of billings and billings in excess of revenues, accounts payable, and restricted cash. As of September 27, 2003, we had cash and marketable securities of $102.4 million consisting of cash and cash equivalents of approximately $36.1 million, restricted cash of approximately $14.0 million, marketable securities of $52.3 million and working capital of $94.5 million.

We are required under the terms of our China JV to provide credit support for 50% or $5.0 million of the China JV’s $10.0 million line of credit of which $5.3 million was drawn as of September 27, 2003. As of September 27, 2003 and June 28, 2003, we pledged $5.0 million cash to provide credit support for our guarantee. The current bank guarantee will expire on November 14, 2003, at which time we plan on renewing the guarantee at a similar amount and for similar terms.

Cash flow used in investing activities was $7.3 million and $1.0 million for the first three months of fiscal year 2003 and 2004, respectively. We purchased $7.0 million and $645,000 of marketable securities in the first three months of fiscal years 2003 and 2004, respectively.

Capital expenditures were $227,000 in the first three months of fiscal 2003 and $403,000 in the first three months of fiscal 2004. We anticipate capital expenditures of approximately $7.0 million in fiscal 2004. Our capital expenditures have consisted primarily of purchases of process equipment related to product development.

Cash generated from financing activities was $108,000 and $970,000 for the first three months of fiscal 2003 and 2004, respectively. The increase is due to employees exercising stock options during the first quarter of fiscal 2004.

On October 7, 2003 and October 14, 2003, we closed a public offering of stock for 3,450,000 shares of common stock at $28.75 per share. Net proceeds to Applied Films were $94,029,750 (see Note 8).

We believe that our working capital and operating needs will continue to be met by cash on hand, cash from operations, and the net proceeds from public offering of common stock registered on form S-3 which closed in October 2003. Our capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 27, 2003 (in thousands).

	Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Leases:
Buildings	$42,328	$4,693	$18,004	$11,873	$7,758
Office Equipment	241	104	137	-	-
Other	239	132	107	-	-
Capital Lease - Office Equipment	16	13	3	-	-

	$42,824	$4,942	$18,251	$11,873	$7,758

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	Over 3 years

Bank Guarantees	$13,992	$13,746	$246	$-
Other Commercial Commitments	869	599	256	14

Total Commercial Commitments	$14,861	$14,345	$502	$14

The fair value of currency forward contracts outstanding as of September 27, 2003 is as follows (in thousands):

	Fair value of currency forward contracts at period-end

Source of fair value	Maturity less than 1 year	Maturity 1-3 years	Maturity in excess of 4 years	Total fair value

Prices actively quoted	$1,877	$-	$-	$1,877

The operating leases primarily include leases for offices, factories and office equipment throughout our operations. The bank guarantees represent: 1) our guarantee of 50% of the China JV’s outstanding debt as of September 27, 2003 of $5.0 million, 2) progress payments made to the Company, primarily from customers in China, deposited in a restricted account until the contract terms are fulfilled, and 3) the guarantees required by the German government for custom duties for items received into Germany. Our other commercial commitments consist of software licenses and third party service contracts.

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

As of September 27, 2003, our investment consisted primarily of equity securities and corporate, government and municipal bonds of $52.3 million and restricted cash, and earned approximately $300,000 for the quarter then ended, at an average interest rate of approximately 1.9%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in approximately $149,000 interest income for the quarter ended September 27, 2003.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At September 27, 2003, we had approximately $18.4 million of accounts receivable and approximately $17.5 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $9,000 net impact on pre-tax income based on the Euro foreign currency denominated accounts receivable and accounts payable balances at September 27, 2003.

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

Our manufacturing operations are based in Germany and constitute a significant portion of our revenues and identifiable assets. Most of these identifiable assets are based in Euros. International operations result in a large volume of foreign currency commitment and transaction exposures and significant foreign currency net asset exposures.

Our cash position includes amounts denominated in foreign currencies, primarily Euros. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of operations as well as tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations with the exception of $5.0 million which is pledged against a bank guaranty for our 50% of the China JV debt and $9.0 million of guarantees related to progress payments primarily from our Chinese customers and custom duties, for items received in Germany.

ITEM 4: Controls and Procedures

The Company maintains certain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to permit timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and management’s duties require it to make it best judgment in evaluating the cost-benefit relationship of potential controls and procedures.

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of perpetual procedures to evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were reasonably effective in meeting the desired objectives as of September 27, 2003.

There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended September 27, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits

	Exhibit No.	Description
	31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

	i)	Form 8-K dated July 24, 2003, including Item 9 Regulation FD Disclosure including a press release announcing results for the fourth quarter of fiscal 2003.

	ii)	Form 8-K dated September 22, 2003, including Item 5 Other Events and Required FD Disclosure including a press release affirming outlook for the first quarter of fiscal 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: October 24, 2003	/s/ Thomas T. Edman Thomas T. Edman President and Chief Executive Officer

Date: October 24, 2003	/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

I, Thomas T. Edman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

a.

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evalution; and

c.

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: October 24, 2003

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer/President

EXHIBIT 31.2

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

a.

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evalution; and

c.

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: October 24, 2003

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

EXHIBIT 32.1

Thomas T. Edman, Chief Executive Officer of Applied Films Corporation and Lawrence D. Firestone, Chief Financial Officer of Applied Films Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated: October 24, 2003

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer and President

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer