Form 10-Q
period 2003-12-27
APPLIED FILMS CORP
filed 2004-02-06
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
December 27, 2003

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

14,723,715 shares of Common Stock were outstanding as of January 29, 2004.

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1: Financial Statements:

Applied Films Corporation and Subsidiaries

Consolidated Balance Sheets as of December 27, 2003 (unaudited) and June 28, 2003	2

Consolidated Statements of Operations (unaudited) for the three months and six months ended
December 27, 2003 and December 28, 2002, respectively	3

Consolidated Statements of Cash Flows (unaudited) for the six months ended December 27, 2003
and December 28, 2002	4

Notes to Consolidated Financial Statements	5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3: Quantitative and Qualitative Disclosures About Market Risk	21

Item 4: Controls and Procedures	22

PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders	23

Item 6: Exhibits and Reports on Form 8-K	23

ITEM 1. – FINANCIAL STATEMENTS

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	December 27, 2003	June 28, 2003

ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$29,674	$22,817
Restricted cash	9,876	18,991
Marketable securities	147,749	51,620
Accounts and trade notes receivable, net of allowance of $2,326 and $653, respectively	18,214	10,838
Revenue in excess of billings	38,154	37,728
Inventories, net of allowance of $777 and $1,380, respectively	5,382	6,731
Prepaid expenses and other	1,986	2,488
Current assets associated with discontinued operations	-	1,344

Total current assets	251,035	152,557
Property, plant and equipment, net of accumulated depreciation of $7,745 and $6,752, respectively	6,176	5,958
Goodwill	62,608	57,451
Intangible assets, net of accumulated amortization of $13,813 and $10,613, respectively	16,290	17,010
Investment in joint venture	13,353	11,889
Deferred tax asset, net	7,723	9,549
Restricted cash	266	73
Other assets	240	255

Total assets	$357,691	$254,742

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$12,601	$17,509
Accrued expenses	23,180	23,257
Billings in excess of revenue	9,065	16,773
Current portion of deferred gross profit, deferred gain and lease obligation	383	391
Deferred tax liability	4,900	5,407
Current liabilities associated with discontinued operations	-	536

Total current liabilities	50,129	63,873

Long-term portion of gross profit, deferred gain and lease obligation	1,885	2,063
Accrued pension benefit obligation	12,841	11,608

Total liabilities	64,855	77,544

STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized, 14,719,952 and 11,161,873
shares issued and outstanding at December 27, 2003 and June 28, 2003, respectively .	255,586	160,685
Warrants and stock options	595	734
Other cumulative comprehensive income	26,371	11,504
Retained earnings	10,284	4,275

Total stockholders' equity	292,836	177,198

Total liabilities and stockholders' equity	$357,691	$254,742

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended

	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Net revenues	$57,106	$29,121	$104,780	$54,206
Cost of goods sold	42,930	22,861	77,590	41,300

Gross profit	14,176	6,260	27,190	12,906

Operating expenses:
Research and development	4,235	2,570	8,303	4,832
Selling, general and administrative	6,442	5,809	12,687	11,771
Amortization of other intangible assets	1,065	901	2,082	1,790

Income (loss) from operations	2,434	(3,020)	4,118	(5,487)

Other income, net:
Interest income, net	671	624	900	1,317
Other income, net	452	240	1,091	373
Equity earnings of joint venture	1,063	864	1,612	1,229

Income (loss) from continuing operations before income taxes	4,620	(1,292)	7,721	(2,568)

Income tax benefit (provision)	(1,155)	711	(2,076)	1,197

Income (loss) from continuing operations	3,465	(581)	5,645	(1,371)

Discontinued operations (Note 3):
Income (loss) from discontinued operations, net of tax	-	75	(418)	91
Gain on disposal of discontinued operations, net of tax	13	-	783	429

Discontinued operations, net of tax	13	75	365	520

Net income (loss) applicable to common stockholders	$3,478	$(506)	$6,010	$(851)

Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$0.24	$(0.05)	$0.44	$(0.12)
Income from discontinued operations	-	0.01	0.03	0.05

Basic earnings (loss) per share	$0.24	$(0.04)	$0.47	$(0.07)

Diluted:
Earnings (loss) from continuing operations	$0.24	$(0.05)	$0.43	$(0.12)
Income from discontinued operations	-	0.01	0.03	0.05

Diluted earnings (loss) per share	$0.24	$(0.04)	$0.46	$(0.07)

Weighted average common shares outstanding:
Basic	14,368	11,086	12,778	11,060

Diluted	14,699	11,086	13,089	11,060

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended

	December 27, 2003	December 28, 2002

Cash flows from operating activities:
Net income (loss)	$6,010	$(851)
Adjustments to net income (loss):
Income (loss) from discontinued operations	418	(91)
Gain on Disposal of Discontinued Operations	(783)	(429)

Income (loss) from continuing operations	5,645	(1,371)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operations:
Depreciation	1,070	964
Amortization of intangible assets	2,082	1,790
Amortization of deferred gain on building sale/leaseback and sales of
equipment to joint venture	(176)	(176)
(Gain) Loss on disposal of equipment	690	(4)
Equity in earnings of affiliate	(1,464)	(1,052)
Changes in:
Restricted cash	6,422	(4,239)
Accounts and trade notes receivable, net	(7,376)	(3,837)
Revenue in excess of billings	(426)	3,612
Inventories	1,349	(3,153)
Prepaid expenses and other	517	720
Accounts payable and accrued expenses	(3,762)	3,540
Billings in excess of revenue	(7,708)	3,224
Deferred income taxes	1,319	190

Net cash flows (used in) provided by operating activities	(1,818)	208

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,747)	(553)
Purchase of marketable securities	(96,129)	(5,140)

Net cash used in investing activities	(97,876)	(5,693)

Cash flows from financing activities:
Repayment of long term debt, restricted cash	-	962
Reduction in restricted cash for the Joint Venture debt guaranty	3,213	-
Proceeds from offering, net	93,324	-
Proceeds from stock options and issuance on stock purchase plan	1,438	420

Net cash provided by financing activities	97,975	1,382

Cash flows from discontinued operations:	1,173	6,311
Effect on exchange rate changes on cash and cash equivalents	7,404	(4,304)

Net increase (decrease) in cash	6,857	(2,096)
Cash and cash equivalents, beginning of period	22,817	31,134

Cash and cash equivalents, end of period	$29,674	$29,038

Supplemental cash flow information:
Cash paid for interest	$82	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   COMPANY ORGANIZATION AND OPERATIONS

Applied Films Corporation (“Applied Films,” the “Company,” “we,” or “our”) is a leading provider of thin film deposition equipment to the Flat Panel Display (“FPD”) industry; the architectural, automotive and solar glass industry; and the consumer packaging industry. Our high volume, large area deposition systems are used by our customers to deposit thin films that enhance the material properties of the base substrate. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that become critical elements of the composition of its customers’ products.

Since inception in 1976, we have manufactured deposition equipment for use in our coated glass production process. In 1996, when high end flat panel technologies demanded that LCD manufacturers process their own glass substrates in their factories, we expanded our product offerings to include our proprietary deposition equipment. Since that time, we invested in the commercialization of thin film deposition equipment and coating processes for the high end of the LCD market.

On December 31, 2000, we acquired the Large Area Coatings division (“LAC”) of Unaxis. The LAC division is now operating as Applied Films GmbH and Co. KG, a wholly-owned subsidiary of the Company, with manufacturing in Alzenau, Germany and sales and service offices in Asia, Europe and the United States. Applied Films GmbH and Co. Kg designs, manufactures and sells large area deposition equipment in the display; architectural glass, automotive and solar glass; and consumer packaging and electronics industries.

In June of 1998, we formed a 50/50 Joint Venture (the “China JV”) in China with Nippon Sheet Glass Co. (“NSG”) to process, sell and export certain types of thin film coated glass (Note 4).

In September of 2003, we sold our Hong Kong coated glass business to NSG, our joint venture partner. The sale of this business allowed us to exit the coated glass market and focus on our deposition equipment business. In September 2002, we sold our Longmont coating operations to Optera, Inc.. The sale of this business allowed us to exit the manufacturing of coated glass for customers in the U.S. and Europe. The financial statements for the current and prior periods have been restated to reflect the effect of the sale of these businesses and the results have been included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations (Note 3).

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

Unaudited Financial Information

The accompanying interim financial information as of December 27, 2003 and for the six-month period ended December 27, 2003 and December 28, 2002 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended December 27, 2003 are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, as long as the statements are not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2003 Annual Report on Form 10-K/A audited for the fiscal year ended June 28, 2003.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2004 and 2003 each include 52 weeks.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Restricted Cash

The Company has pledged $10.1 million in cash, of which $2.5 million is to provide security for the bank guaranty for 50% of the debt of the China JV, and $6.9 million is to provide security for bank guarantees to certain customers in China, for their cash deposits on contracts. The Company expects the $2.5 million in cash securing the bank guaranty will be released in January 2004.

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

As of December 27, 2003, the Company’s short term investments included in marketable securities consisted of $71.3 million in corporate bonds, $31.7 million in municipal debt securities, $20.3 million in government bonds, $17.8 million in equity securities and $6.6 million related to money market funds. The Company had no significant concentration of credit risk arising from investments.

As of June 28, 2003, the Company had $41.9 million in corporate bonds, $3.8 million in municipal debt securities, $3.0 million in government bonds, $2.6 million in equity securities and $300,000 related to money market mutual funds. The Company had no significant concentration of credit risk arising from investments and had no significant unrealized gains or losses at June 28, 2003.

Inventories

Inventories consist of materials that can be used in the construction of systems or spare parts and work in process for contracts accounted for under the completed contract method of accounting. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 27, 2003 and June 28, 2003 consist of the following (in thousands):

	December 27, 2003	June 28, 2003

Materials for manufacturing systems and spare parts, net	$1,910	$1,988
Work-in-process	3,472	4,743

	$5,382	$6,731

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

Goodwill and Intangible Assets

Goodwill and intangible assets are reported on the balance sheet of the Company's German subsidiary. Increases or decreases in the book value are due to currency fluctuation between the U.S. dollar and the Euro. The increase in accumulated amortization of intangible assets is due to the amortization expense in the current period and currency fluctuation between the U.S. dollar and the Euro. The composition of intangible assets follows:

	December 27, 2003	June 28, 2003

Intangible Assets:
Patents	$26,757	$24,553
Customer lists	3,346	3,070

Intangible assets	30,103	27,623
Less accumulated amortization	(13,813)	(10,613)

Intangible assets, net of accumulated amortization	$16,290	$17,010

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

The Company’s investment in its China JV will undergo an impairment test at least annually to ensure that the fair value of the asset exceeds the carrying value of the asset on the Company’s balance sheet. The annual impairment test that was completed during fiscal 2003 determined that there was no impairment of the investment in the China JV.

The Company believes no circumstances exist indicating an impairment exists in any of its other long-lived assets.

Accrued Expenses

The significant components of accrued expenses as of December 27, 2003 and June 28, 2003 are as follows (in thousands):

	December 27, 2003	June 28, 2003

Accrued losses on contracts	$8,389	$7,428
Accrued compensation	4,936	5,790
Accrued warranty	6,145	6,739
Other accruals	3,710	3,300

Total accrued expenses	$23,180	$23,257

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

Contracts in progress at December 27, 2003 and June 28, 2003 are as follows (in thousands):

	December 27, 2003	June 28, 2003

Costs incurred on contracts in progress and estimated profit .	$177,841	$162,042
Less: billings to date	(148,752)	(141,087)

Revenue in excess of billings, net	$29,089	$20,955

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

The Company uses the completed contract method of accounting for standard products that are typically valued at less than $1 million and have a machine construction time of less than six months. For projects accounted for using the completed contract method of accounting, the project costs are accumulated in work in process until the fabrication of the system is complete. Once fabrication of the system is complete, the customer evaluates the machine at the Company’s manufacturing facility according to any specific acceptance criteria outlined in the contract. Upon acceptance, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. The Company recognizes the revenue, upon transfer of title. Our contracts under the completed contract method do not provide for the right of a customer to return the machine once the title has been transferred.

Losses on contracts in process are recognized in their entirety when the loss becomes probable and the amount of loss can be reasonably estimated. As of December 27, 2003 and June 28, 2003, the Company had accrued approximately $8.4 million and $7.4 million for loss contracts, respectively.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $4.2 million and $2.6 million of research and development expenses for the three months ended December 27, 2003 and December 28, 2002, respectively, and approximately $8.3 million and $4.8 million of research and development expenses for the six months ended December 27, 2003 and December 28, 2002, respectively, net of reimbursements received from European governmental grants. The Company is reimbursed up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and a governmental agency and is paid when the research is completed and accepted by the agency. The Company received reimbursements of $42,000 and $89,000 in the three month periods and $250,000 and $312,000 in the six month periods ended December 27, 2003 and December 28, 2002, respectively.

Foreign Currency Transactions

The Company generated 76% of its revenues in the six months ended December 27, 2003 from sales to foreign corporations located outside the Company’s manufacturing center in Europe, which are primarily in Asia. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company’s sales and purchases are denominated in Euros, with the remainder denominated in U.S. dollars or Japanese yen. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are converted to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the period.

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

Comprehensive Income (Loss)

A summary of the comprehensive income (loss) is as follows (in thousands):

	Three Months End		Six Months End

	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Net income (loss)	$3,478	$(506)	$6,010	$(851)
Other comprehensive income:
Currency translation adjustment, net	14,512	142	14,867	(4,158)

Comprehensive income (loss)	$17,990	$(364)	$20,877	$(5,009)

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

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during the periods using the Black-Scholes pricing model and the following weighted average assumptions:

	Three Months End		Six Months End

	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Risk-free interest rate	3.79%	3.63%	3.79%	3.63%
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	43.0%	93.8%	47.7%	85.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The total fair value of options granted and the effect of the discount on employee stock purchase plan was computed to be approximately $1.8 million and $521,000 for the three month periods ended December 27, 2003 and December 28, 2002, respectively, and $2.5 million and $1.1 million for the six month periods ended December 27, 2003 and December 28, 2002, respectively. The fair value of all options amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $480,000 and $605,000 for the three month periods ended December 27, 2003 and December 28, 2003, respectively and $755,000 and $1.3 million for the six month periods ended December 27, 2003 and December 28, 2002, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, including the effect of the Employee Stock Purchase Plan, the Company’s net income (loss) would have been reported as follows (in thousands, except share data):

	Three Months Ended		Six Months Ended

	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Net income (loss) applicable to
common shareholders:
As reported	3,478	(506)	6,010	(851)

Pro forma	2,998	(1,111)	5,255	(2,168)

Basic earnings (loss) per share:
As reported	$0.24	$(0.04)	$0.47	$(0.07)

Pro forma	$0.21	$(0.10)	$0.41	$(0.20)

Diluted earnings (loss) per share:
As reported	$0.24	$(0.04)	$0.46	$(0.07)

Pro forma	$0.20	$(0.10)	$0.40	$(0.20)

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

In January 2003, the FASB issued Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46 is effective for all entities created after December 31, 2003. For entities which were created prior to December 31, 2003, FIN 46 is primarily effective beginning in fiscal 2005. The Company has not created any variable interest entities since January 31, 2003. The Company is currently reviewing its investment portfolio to determine whether any of its investee companies are variable interest entities. The Company does not expect to identify any variable interest entities that must be consolidated.

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

Related Parties

In addition to the Company’s China JV investment described in Note 4, the Company has engaged in certain related party transactions.  The Company purchased spare parts during the first six months of fiscal 2004 and fiscal 2003 of $396,000 and $133,000 respectively, and received sublease payments of $126,000 from Optera, Inc, of which a member of the Company’s board of directors is an officer.  In a separate transaction, the Company recorded $5.2 million from the sale of the Longmont Coatings Division to Optera, Inc. in September 2002 (see Note 3), and settled a warranty claim arising from the Longmont Coatings Division in September 2003, (Note 3).  Additionally, the Company had purchases of $5.5 million and $1.1 million, for the first six months of fiscal 2004 and fiscal 2003, respectively, from a company of which another member of the Company’s board of directors is a member of the board of directors and a former officer.

NOTE 3.   SALE OF THE COATED GLASS BUSINESS - DISCONTINUED OPERATIONS

Effective September 26, 2003, the Company sold its coated glass business located in Hong Kong to NSG for approximately $1.4 million. The assets sold include the right to direct 50% of the China JV production, customer lists of the business, the coated glass inventory and any outstanding purchase orders of the coated glass business located in Hong Kong.

Proceeds from the sale of the business is $747,000 in cash and $600,000 in a promissory note. The note accrues interest at 5% per annum, is due on September 26, 2004, and does not have a prepayment penalty. The Company recorded a $783,000 gain, net of taxes of $415,000 through the second quarter.

The Company accounted for the sale of the Hong Kong coated glass business as a discontinuance of the business. As a result, certain financial information has been restated to give effect to the classification of the Hong Kong coated glass business as a discontinued operation. The net revenues of the discontinued operation was $1.4 million for the three month period ended December 28, 2002. The net revenues of discontinued operations was $933,000 and $3.2 million for the six month periods ended December 27, 2003 and December 28, 2002, respectively.

The following quarterly statements of operations for fiscal year 2003 have been restated to give effect to the classification of the Hong Kong and Longmont coated glass businesses as discontinued operations (in thousands except per share amounts):

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

Effective September 24, 2002, the Company sold certain assets related to its contract glass coating business in Longmont, Colorado to Optera, Inc. The assets sold by the Company included thin film deposition equipment, inventory, office furniture and equipment, certain intellectual property rights, including know-how related to the glass coating operations and certain other assets located at the Company’s facility in Longmont, Colorado (the “Longmont Coatings Division”).

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

Effective September 15, 2003, Applied Films and Optera, Inc. entered into a settlement agreement for $650,000 related to a warranty claim for coated glass that had been sold to Optera, Inc. prior to the sale of the Longmont Coatings division. The settlement was paid on September 24, 2003. The net after tax settlement of $422,000 has been recorded in results of operations of discontinued operations for the three-month period ended September 27, 2003.

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

The China JV began operations during the fourth quarter of fiscal 1999. The Company records 50% of income or loss from operations of the China JV after eliminating the impact of inter-entity transactions. The functional currency for the China JV is the local Chinese Yuan Renminbi. The Company’s investment in the China JV is translated into U.S. dollars using the period-end exchange rate. The earnings recorded by the Company from the China JV are translated at average rates prevailing during the period, which have remained fixed by the Chinese government for a number of years. The cumulative translation gain or loss, if any, would be recorded as “Other cumulative comprehensive income (loss)” in the Company’s consolidated financial statements.

As of December 27, 2003, the Company has provided a cash secured bank guarantee of $2.5 million to guarantee 50% of the debt of the China JV. At June 28, 2003 and December 27, 2003, the Company had approximately $44,000 and $113,000, respectively in accounts receivable from the China JV. The Company expects the $2.5 million in cash securing the bank guaranty will be released in January 2004.

Summarized statement of operations information for the China JV for the three months and six months ended December 31, 2003 and 2002, is presented below (in thousands):

	Three Months Ended		Six Months Ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

China JV:
Operating revenues	$14,084	$10,972	$27,522	$21,335

Net income	1,977	1,446	2,855	2,035

Applied Films equity in earnings:
Proportionate share of net income
after eliminations	$989	$790	$1,464	$1,081

Amortization of deferred gain on
sale of equipment	74	74	148	148

Equity in earnings of joint venture	$1,063	$864	$1,612	$1,229

Applied Films portion of royalty income
(included in other income, net)	$124	$114	$261	$222

Summarized balance sheet information for the China JV as of December 31, 2003 and June 30, 2003, is presented below (in thousands):

	December 31, 2003	June 30, 2003

Assets:
Current assets	$13,024	$12,885
Property, plant and equipment, net	24,073	25,565

	$37,097	$38,450

Capitalization and liabilities:
Current liabilities	$7,910	$8,059
Short-term debt(1)	2,493	6,482
Common shareholders' equity	26,694	23,909

	$37,097	$38,450

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

The Company’s rent expense under operating leases, which includes buildings, office equipment and other, was $1.8 million and $1.6 million for the three months ended December 27, 2003 and December 28, 2002, respectively and $3.2 million for the six months ended December 27, 2003 and December 28, 2002. For the six months ended, December 27, 2003 rent expense is net of sublease income of $126,000.

NOTE 6. SALES BY GEOGRAPHIC REGION

The breakdown of net revenues by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended

	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Asia	$24,496	$15,758	$55,726	$29,930
United States	15,773	4,546	23,719	5,839
Europe and other	16,837	8,817	25,335	18,437

Net revenues	$57,106	$29,121	$104,780	$54,206

The breakdown of net revenues by geographic region expressed as a percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended

	December 27, 2003	December 28, 2002	December 27, 2003	December 28, 2002

Asia	43.0%	54.0%	53.0%	55.0%
United States	28.0	16.0	23.0	11.0
Europe and other	29.0	30.0	24.0	34.0

Net revenues	100.0%	100.0%	100.0%	100.0%

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this report and the consolidated financial statements and notes included in our Annual Report on Form 10-K/A for the fiscal year ended June 28, 2003. This report contains certain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties, including those described below, the effect of changing worldwide political and economic conditions, such as those in Asia, production levels, including those in Europe and Asia, the effect of overall market conditions, product demand and market acceptance risk, risks associated with dependencies on suppliers, the impact of competitive products and pricing, technological and product development risks, and other risk factors. For a discussion of these and other risks and uncertainties, see our Annual Report on Form 10-K/A for the fiscal year ended June 28, 2003 and our Registration Statement on Form S-3, as amended (Registration No. 333-108718) and the section “Risk Factors” in that Registration Statement. When used herein, the terms “believe,” “anticipate,” “intend,” “goal,” “expect,” and similar expressions may identify forward-looking statements. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

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

Our operations and financial position have been significantly affected by four corporate transactions that were implemented to advance our strategic transition from lower gross profit margin sales of coated glass to higher gross profit margin sales of thin film deposition equipment. First, in 1998, we entered into our China JV, a 50%-50% joint venture with NSG, to supply the low and high-resolution coated glass market from a production base in Suzhou, China. Our China JV began operations in April of 1999. Our China JV was formed to lower our product cost, and to operate in a closer proximity to our raw glass supply and our Asian customer base. Beginning in fiscal 1999 we moved the majority of our production of coated glass from Longmont to the China JV. Because of the 50%-50% ownership structure of our China JV, the revenues and expenses of our China JV are not consolidated and do not appear as revenues and expenses in our financial statements. The benefit of the lower cost structure of our China JV is captured in the net income of our China JV, 50% of which is included in “Equity earnings of joint venture” in our consolidated statements of operations.

Second, in December 2000, we completed the acquisition of the LAC business of Unaxis. The LAC acquisition expanded our product offering for the FPD industry. The LAC acquisition also enabled our entry into two new product markets architectural, automotive and solar glass, and consumer products packaging and electronics.

Finally, the sale of our coated glass business in two stages completed the exit of coated glass from our revenue stream. On September 24, 2002, we sold our Longmont coatings division, which included certain assets related to our contract glass coating business to Optera, Inc. The assets we sold included thin film deposition equipment, inventory, office furniture and equipment, certain intellectual property rights, including know-how related to the glass coating operations and certain other assets located at our facility in Longmont, Colorado. In September 2003, we sold our coated glass sales business located in Hong Kong to NSG. The assets sold included the right to direct 50% of the China JV’s product as well as the customer lists and all of the outstanding purchase and sales commitments. The financial statements for the prior periods have been restated to reflect the effect of the sale of those businesses and the results have been included as discontinued operations.

Revenues for thin film deposition equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract.

The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer and a protracted technical sales effort. We operate with a certain amount of unrecognized revenue, which we refer to as backlog, on our signed contracts in progress using the percentage of completion and the completed contract method of accounting. Deposition equipment backlog was $88.7 million at December 27, 2003, and $75.9 million at December 28, 2002. Given the average manufacturing time of our products of nine months, this increase in backlog is comprised of revenue not yet recognized from deposition equipment contracts denominated in Euros, U.S. dollars and Japanese yen and, unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make a non-refundable deposit ranging from 20% to 35% of the total purchase price at the time the order is placed and make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment.

In the second quarter of fiscal 2004, 71% of our total net revenues were generated from exports to customers outside of our manufacturing center in Europe, compared to 70% of revenues from exports to customers outside of our manufacturing center in Europe for the second quarter of fiscal 2003.

Sales of products manufactured in Germany are denominated in Euros except for sales of equipment to certain Japanese customers, which are denominated in Japanese yen. The U.S. dollar equivalent of gross revenues in Euros were approximately $54.2 million, in the second quarter of fiscal 2004 and $27.8 million, for the second quarter of fiscal 2003. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. As of December 27, 2003, the U.S. dollar equivalent of accounts receivable denominated in Euros were approximately $16.7 million or approximately 86%, of total accounts receivable. As of December 27, 2003 the U.S. dollar equivalent of accounts payable denominated in Euros were approximately $11.7 million, or approximately 93%, of total accounts payable.

Comparison of the Second Quarter Ended December 28, 2002 to the Second Quarter Ended December 27, 2003

Comparisons of revenue and expense items reported in our financial statements are affected by changes in the valuation of foreign currencies, relative to the dollar, primarily the Euro, which was 15.4% stronger relative to the dollar than the prior year quarter. Part of certain increases in revenue and expenses compared to the prior year quarter result from the increased value of the Euro relative to the dollar.

Net Revenues.  Net revenues increased 96.1% from $29.1 million in the second quarter of fiscal 2003 to $57.1 million for the second quarter of fiscal 2004 due to the increased volume of equipment manufactured across all our product lines, which was driven by higher backlog at the beginning of the period and strong bookings during the quarter. The revenue mix was concentrated in the architectural glass area. Backlog grew 16.9% from $75.9 million at the end of the second quarter of fiscal 2003 to $88.7 million at the end of the second quarter of fiscal 2004.

Gross Profit. Gross profit increased 126.5% from $6.3 million in the second quarter of fiscal 2003 to $14.2 million in the second quarter of fiscal 2004, largely driven by the increase in equipment revenues.  Gross margins were 21.5% in second quarter of fiscal 2003 and 24.8% in second quarter of fiscal 2004.  The increase was due to the revenue growth during the second quarter of fiscal 2004 as well as the effectiveness of several cost reduction programs initiated in Germany to reduce the cost of purchased parts and to increase labor efficiency.

Research and Development. Research and development expenses increased 64.8% from $2.6 million in the second quarter of fiscal 2003 to $4.2 million in the second quarter of fiscal 2004 primarily due to increased spending on materials to manufacture prototype equipment to process larger glass substrates for flat panel displays. Research and development expenses consist primarily of salaries, outside contractor expenses, materials, lab expenses, and other expenses related to our ongoing product development for new products. As a percentage of net revenues, research and development expenses were 8.8% in the second quarter of fiscal 2003 and 7.4% in the second quarter of fiscal 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased from $5.8 million in the second quarter of fiscal 2003 to $6.4 million for the second quarter of fiscal 2004 due to increases in personnel costs associated with Sarbanes-Oxley compliance, directors and officers insurance, and normal operating increases. As a percentage of net revenues, selling, general and administrative expenses were 19.9% in the second quarter of fiscal 2003 and 11.3% in the second quarter of fiscal 2004.

Amortization of Intangible Assets. The amortization of intangible assets was $901,000 and $1.1 million for the second quarter of fiscal 2003 and the second quarter of fiscal 2004, respectively. The increase in amortization of intangibles consists of a currency translation as the intangible assets are carried on our German subsidiary balance sheet and are subject to fluctuation in the Euro as compared to the U.S. Dollar.

Interest Income, Net. Interest income, net was $624,000 in the second quarter of fiscal 2003 and $671,000 in the second quarter of fiscal 2004. Although the rate of return was down 0.8%, interest income fluctuated because of the increase in available cash to invest, due to the public offering of stock that closed in October of 2003, raising $94.0 million in cash. We invest our cash reserves in corporate, government and municipal bonds, equity securities, money market funds and short-term time deposits. During the second quarter of fiscal 2003 and the second quarter of fiscal 2004, we earned an average annual rate of return of 2.5% and 1.7%, respectively on cash and cash equivalents, restricted cash and marketable securities.

Other Income, Net. Other income, net increased from $240,000 in the second quarter of fiscal 2003 to $452,000 in the second quarter of fiscal 2004, primarily due to foreign exchange gains realized between the Euro and the dollar and royalty income. We receive a 1% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture.  Our equity in earnings of the China JV increased 23.0% from $864,000 in the second quarter of fiscal 2003 to $1.1 million in the second quarter of fiscal 2004. This increase in equity earnings is primarily due to strong demand during the quarter for color STN glass used in color displays for cellular phones and personal digital assistants.

Income Tax Benefit (Provision) Expense.  We recorded an income tax benefit of $711,000 in the second quarter of fiscal 2003 compared to an income tax expense of $1.2 million in the second quarter of fiscal 2004. The effective tax rate was 33.0% during the second quarter of fiscal 2003 and 32.0% during the second quarter of fiscal 2004. Our tax provision is adjusted based on our year to date tax calculation for each subsidiary tax jurisdiction. There are several items which lower our effective tax rates in some of the countries in which we operate, such as the tax effect of the amortization of goodwill and other intangible assets in Germany, tax-free investment and interest income in the U.S., and equity earnings of our China JV which are reported as tax free because the earnings will be reinvested in our China JV as a permanent investment.

Discontinued Operations. On September 26, 2003, we sold our Hong Kong coated glass business to NSG for $1.35 million in cash and a note receivable. We accounted for the sale as a discontinuance of business and our financial statements have been restated to reflect our business without the results of our Hong Kong coated glass business. The $75,000 income from discontinued operations for the second quarter of fiscal 2003 reflected the operating results of the Hong Kong coated glass business, for that period. The $13,000 gain on from disposal of discontinued operations for the second quarter of fiscal 2004 reflects the reversal of accrued professional fees not deemed necessary.

Comparison of the Six Months Ended December 28, 2002 to the Six Months Ended December 27, 2003

Comparisons of revenue and expense items reported in our financial statements are affected by changes in the valuation of foreign currencies, relative to the dollar, primarily the Euro, which was 14.0% stronger relative to the dollar than the prior year period. Part of certain increases in revenue and expenses compared to the prior year quarter result from the increased value of the Euro relative to the dollar.

Net Revenues. Net revenues increased 93.3% from $54.2 million in the first six months of fiscal 2003 to $104.8 million for the first six months of fiscal 2004 due to increased volume of equipment manufactured, which was driven by the strong backlog position at the beginning of the fiscal year.  Backlog grew 145% from $41.1 million at the beginning of the first six months of fiscal 2003 compared to $100.6 million at the beginning of the first six months of fiscal 2004, and at the end of the period grew from $75.9 million to $88.7 million.

Gross Profit. Gross profit increased 110.7% from $12.9 million in the first six months of fiscal 2003 to $27.2 million in the first six months of fiscal 2004, largely driven by the increased equipment revenues. Gross margins were 23.8% in first six months of fiscal 2003 and 25.9% in first six months of fiscal 2004, due to the revenue growth during the first half of fiscal 2004, as well as the effectiveness of several cost reduction programs initiated in Germany to reduce the cost of purchased parts and to increase labor efficiency.

Research and Development. Research and development expenses increased 71.8% from $4.8 million in the first six months of fiscal 2003 to $8.3 million in the first six months of fiscal 2004. The increase over the same period in the prior year was primarily caused by increased material and personnel cost to manufacture prototype equipment to process larger glass substrates for flat panel displays. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, materials, and other expenses related to our ongoing product development for new products. As a percentage of net revenues, research and development expenses were 8.9% and 7.9% in the first six months of fiscal 2003 and fiscal 2004, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased from $11.8 million in the first six months of fiscal 2003 to $12.7 million in the first six months of fiscal 2004 due to increases in costs associated with Sarbanes-Oxley compliance, directors and officers insurance, and normal operating increases. As a percentage of net revenues, selling, general and administrative expenses were 21.7% in the first six months of fiscal 2003 and 12.1% in the first six months of fiscal 2004.

Amortization of Other Intangible Assets. The amortization of other intangible assets was $1.8 million and $2.1 million for the first six months of fiscal 2003 and fiscal 2004, respectively. The increase in amortization of intangibles consists of a currency translation as the intangible assets are carried on our German subsidiary balance sheet and are subject to fluctuation in the Euro as compared to the U.S. Dollar.

Interest Income, Net. Interest income, net was $1.3 million in the first six months of fiscal 2003 and $900,000 in the first six months of fiscal 2004. The reduction in interest income was related to the reduction in the average annual rate of return. During the first six months of fiscal 2003 and fiscal 2004, we earned an average annual rate of return of 2.5% and 1.8%, respectively, on cash and cash equivalents, restricted cash and marketable securities. The interest income was generated from the investment of our cash reserves in corporate, government and municipal bonds, equity securities, money market funds, and short-term deposits.

Other Income, Net. Other income, net increased from $373,000 in the first six months of fiscal 2003 to $1.1 million in the first six months of fiscal 2004. Other income, net includes items such as realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 1% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture. Our equity in earnings of the China JV increased 31.2% from $1.2 million in the first six months of fiscal 2003 to $1.6 million in the first six months of fiscal 2004. This increase in equity earnings is primarily due to an increase in demand for color STN glass used in color displays for cellular phones and personal digital assistants.

Income Tax Benefit (Provision). We recorded an income tax benefit of $1.2 million in the first six months of fiscal 2003 compared to an income tax expense of $2.1 million in the first six months of fiscal 2004. The effective tax rate was 31.0% during the first six months of fiscal 2003 and 34.0% during the first six months of fiscal 2004. Equity earnings of the Joint Venture will be reinvested in the Joint Venture and as such are not taxed in the United States and are not included in our tax calculations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our estimates, including those related to project costs, cash collections, product returns, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In consolidation the financial results of our foreign subsidiaries are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end spot exchange rate, revenues and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of other cumulative comprehensive income (loss).

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

Liquidity and Capital Resources

We have funded our operations with cash balances, cash generated from operations, proceeds from public offerings of our common stock and a private offering of preferred stock, and bank borrowings. Cash flow provided by operations for the first six months of fiscal 2003 was $208,000 compared to cash used in operations of $1.8 million for the first six months of fiscal 2004. The decrease is primarily due to fluctuations in restricted cash revenue in excess of billings and billings in excess of revenues, accounts payable, and inventory. As of December 27, 2003, we had cash and marketable securities of $187.5 million consisting of cash and cash equivalents of approximately $29.7 million, restricted cash of approximately $10.1 million, marketable securities of $147.7 million and working capital of $200.9 million.

We are required under the terms of our China JV to provide credit support for 50% or $2.5 million of the China JV’s $5.0 million line of credit of which $2.5 million was drawn as of December 27, 2003. As of December 27, 2003 and June 28, 2003, we pledged $2.5 million and $5.0 million, respectively, cash to provide credit support for our guarantee. The Company expects the $2.5 million in cash securing the bank guaranty will be released in January 2004.

Cash flow used in investing activities was $5.7 million and $97.9 million for the first six months of fiscal year 2003 and 2004, respectively. We purchased $5.1 million and $96.1 million of marketable securities in the first six months of fiscal years 2003 and 2004, respectively.

Capital expenditures were $553,000 in the first six months of fiscal 2003 and $1.7 million in the first six months of fiscal 2004. We anticipate capital expenditures of approximately $7.0 million in fiscal 2004 compared to $1.4 million in fiscal 2003. Our capital expenditures have consisted primarily of purchases of process equipment related to product development. The increase in capital expenditure in 2004 is related to the investment in larger size display equipment for our research and development team to continue to develop the process technology needed for the display market.

Cash generated from financing activities was $1.4 million and $98.0 million for the first six months of fiscal 2003 and 2004, respectively. The increase is due to the cash raised of $94.0 million from the public offering of stock for 3,450,000 shares of common stock at $28.75 per share, which closed in October of 2003.

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

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 27, 2003 (in thousands).

	Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Leases:
Buildings	$45,459	$ 3,503	$19,579	$12,894	$9,483
Office Equipment	348	96	252	--	--
Other	439	133	306	--	--
Capital Lease - Office Equipment	16	13	3	--	--

	$46,262	$ 3,745	$20,140	$12,894	$9,483

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	Over 3 years

Bank Guaranties	$ 9,364	$ 9,098	$ 266	$ --
Other Commercial Commitments	1,270	567	688	15

Total Commercial Commitments	$10,634	$ 9,665	$ 954	$ 15

The fair value of currency forward contracts outstanding as of September 27, 2003 is as follows (in thousands):

	Fair value of currency forward contracts at period-end

Source of fair value	Maturity less than 1 year	Maturity 1-3 years	Maturity in excess of 4 years	Total fair value

Prices actively quoted	$ 778	$ --	$ --	$ 778

The operating leases primarily include leases for offices, factories and office equipment throughout our operations. The bank guarantees represent: 1) our guaranty of 50% of the China JV’s outstanding debt as of December 27, 2003 of $2.5 million, and is expected to be released in January 2004, 2) progress payments made to the Company, primarily from customers in China, deposited in a restricted account until the contract terms are fulfilled, and 3) the guaranties required by the German government for custom duties for items received into Germany. Our other commercial commitments consist of software licenses and third party service contracts.

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

As of December 27, 2003, our investment consisted primarily of equity securities and corporate, government and municipal bonds of $147.8 million and restricted cash, and earned approximately $653,000 for the quarter then ended, at an average interest rate of approximately 1.7%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in approximately $276,000 interest income for the quarter ended December 27, 2003.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At December 27, 2003, we had approximately $16.7 million of accounts receivable and approximately $11.7 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $50,000 net impact on pre-tax income based on the Euro foreign currency denominated accounts receivable and accounts payable balances at December 27, 2003.

Sales of products manufactured in Germany are denominated in Euros, except for sales of equipment to certain Japanese customers, which are denominated in Japanese yen. Currently, we engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions. Currency hedging transactions have not been significant to date.

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

Our cash position includes amounts denominated in foreign currencies, primarily Euros. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of operations as well as tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations with the exception of $2.5 million which is pledged against a bank guaranty for our 50% of the China JV debt and $6.9 million of guarantees related to progress payments primarily from our Chinese customers and custom duties, for items received in Germany. The Company expects the $2.5 million in cash securing the bank guaranty will be released in January 2004.

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

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of perpetual procedures to evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were reasonably effective in meeting the desired objectives as of December 27, 2003.

There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended December 27, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

a.	The annual meeting of shareholders of the Company was held on October 22, 2003 (“Annual Meeting”).

b.

The following directors were elected at the Annual Meeting for a term expiring in 2006: Thomas T. Edman and Vincent Sollitto, Jr. Other directors whose terms continued after the meeting are as follows: Allen H. Alley and John S. Chapin whose terms expire in 2004; and Richard P. Beck and Chad D. Quist whose terms expire in 2005.

c.	At the Annual Meeting, two directors were elected for a term expiring in 2006. One secretary to the board of directors was elected for a term expiring in 2004. The vote was as follows:

Director Nominees	For	Withhold
Thomas T. Edman	8,691,148	405,793
Vincent Sollitto, Jr	8,836,487	260,454

	For	Against
Nomination for Secretary - Daniel C. Molhoek	8,844,765	252,176

d.	At the Annual Meeting the shareholders considered and voted upon a proposal to approve the Applied Films Corporation Long-Term Incentive Plan, which was approved by the following vote:

For	Against	Abstain	Not Voted
6,544,472	1,534,376	1,998	1,016,095

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

i)	Form 8-K dated September 29, 2003, including Item 5 Other Events and Required FD Disclosure announcing the completion of the Company’s coated glass business in Hong Kong.

ii)	Form 8-K dated October 2, 2003, including Item 9 Regulation FD Disclosure announcing the pricing of a follow-on offering of common stock.

iii)	Form 8-K dated October 14, 2003, including Item 9 Regulation FD Disclosure announcing the exercise by underwriters of the over-allotment option for the Company’s stock offering.

iv)	Form 8-K dated October 22, 2003, including Item 12 Results of Operations and Financial Condition, disclosing results for the first quarter of fiscal 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

APPLIED FILMS CORPORATION
Date: February 3, 2004	/s/ Thomas T. Edman Thomas T. Edman President and Chief Executive Officer

Date: February 3, 2004	/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

I, Thomas T. Edman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;

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

Date: February 3, 2004

/s/ Thomas T. Edman Thomas T. Edman President and Chief Executive Officer

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

Date: February 3, 2004

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

EXHIBIT 32.1

Thomas T. Edman, Chief Executive Officer and President of Applied Films Corporation, and Lawrence D. Firestone, Chief Financial Officer of Applied Films Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)

the Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2003 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Date: February 3, 2004

/s/ Thomas T. Edman Thomas T. Edman President and Chief Executive Officer

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer