Form 10-Q
period 2004-03-27
APPLIED FILMS CORP
filed 2004-04-27
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
March 27, 2004

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

14,746,097 shares of Common Stock were outstanding as of April 22, 2004.

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements:

     Applied Films Corporation and Subsidiaries

         Consolidated Balance Sheets as of March 27, 2004 (unaudited) and June 28, 2003

         Consolidated Statements of Operations (unaudited) for the three months and nine months ended
               March 27, 2004 and March 29, 2003, respectively

         Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 27, 2004 and
               March 29, 2003

     Notes to Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Item 4: Controls and Procedures

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K	Page 2 3 4 5 17 22 23 24

ITEM 1. - FINANCIAL STATEMENTS

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	March 27, 2004	June 28, 2003

ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$21,485	$22,817
Restricted cash	16,940	18,991
Marketable securities	147,584	51,620
Accounts and trade notes receivable, net of allowance of
$2,168 and $653, respectively	11,670	10,838
Revenue in excess of billings	51,118	37,728
Inventories, net of allowance of $802 and $1,380, respectively	4,966	6,731
Prepaid expenses and other	1,848	2,488
Current assets associated with discontinued operations	-	1,344

Total current assets	255,611	152,557

Property, plant and equipment, net of accumulated depreciation of
$7,462 and $6,752, respectively	9,140	5,958
Goodwill	61,036	57,451
Intangible assets, net of accumulated amortization of $14,561 and
$10,613, respectively	14,786	17,010
Investment in joint venture	14,052	11,889
Deferred tax asset, net	6,512	9,549
Restricted cash	259	73
Other assets	382	255

Total assets	$361,778	$254,742

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$17,438	$21,876
Accrued expenses	20,882	18,890
Billings in excess of revenue	9,624	16,773
Current portion of deferred gross profit, deferred gain and lease obligation	375	391
Deferred tax liability	4,900	5,407
Current liabilities associated with discontinued operations	-	536

Total current liabilities	53,219	63,873

Long-term portion of gross profit, deferred gain and lease obligation	1,796	2,063
Accrued pension benefit obligation	12,834	11,608

Total liabilities	67,849	77,544

STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized,
14,746,097 and 11,161,873 shares issued and outstanding at
March 27, 2004 and June 28, 2003, respectively	255,888	160,685
Warrants and stock options	595	734
Other cumulative comprehensive income	23,494	11,504
Retained earnings	13,952	4,275

Total stockholders' equity	293,929	177,198

Total liabilities and stockholders equity	$361,778	$254,742

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended

	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net revenues	$58,168	$44,233	$162,948	$98,439
Cost of goods sold	42,532	34,323	120,122	75,623

Gross profit	15,636	9,910	42,826	22,816

Operating expenses:
Research and development	4,739	3,603	13,042	8,435
Selling, general and administrative	6,976	5,761	19,663	17,532
Amortization of other intangible assets	1,130	967	3,212	2,757

Income (loss) from operations	2,791	(421)	6,909	(5,908)

Other income, net:
Interest income, net	959	433	1,859	1,750
Other income, net	343	544	1,435	917
Equity earnings of joint venture	779	432	2,390	1,661

Income (loss) from continuing operations	4,872	988	12,593	(1,580)
before income taxes

Income tax benefit (provision)	(1,204)	(505)	(3,280)	692

Income (loss) from continuing operations	3,668	483	9,313	(888)

Discontinued operations (Note 3):
Income (loss) from discontinued
operations, net of tax	-	86	(418)	177
Gain on disposal of discontinued
operations, net of tax	-	-	783	429

Discontinued operations, net of tax	-	86	365	606

Net income (loss) applicable to common stockholders	$3,668	$569	$9,678	$(282)

Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$0.25	$0.04	$0.69	$(0.08)
Income from discontinued operations	-	0.01	0.03	0.05

Basic earnings (loss) per share	$0.25	$0.05	$0.72	$(0.03)

Diluted:
Earnings (loss) from continuing operations	$0.24	$0.04	$0.68	$(0.08)
Income from discontinued operations	-	0.01	0.03	0.05

Diluted earnings (loss) per share	$0.24	$0.05	$0.71	$(0.03)

Weighted average common shares
outstanding:
Basic	14,730	11,115	13,429	11,079

Diluted	15,081	11,145	13,745	11,118

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended

	March 27, 2004	March 29, 2003

Cash flows from operating activities:
Net income (loss)	$9,678	$(282)
Adjustments to net income (loss):
(Income) loss from discontinued operations	418	(177)
Gain on Disposal of Discontinued Operations	(783)	(429)

Income (loss) from continuing operations	9,313	(888)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Depreciation	1,530	1,402
Amortization of intangible assets	3,212	2,757
Amortization of deferred gain on building sale/leaseback and sales of
equipment to joint venture	(265)	(265)
Loss on disposal of equipment	705	11
Equity in earnings of affiliate	(2,163)	(1,409)
Changes in:
Restricted cash	6,820	(3,068)
Accounts and trade notes receivable, net	(831)	(5,653)
Revenue in excess of billings	(13,390)	(3,284)
Inventories	1,765	(1,438)
Prepaid expenses and other	513	459
Accounts payable and accrued expenses	(1,238)	7,587
Billings in excess of revenue	(7,149)	4,430
Deferred income taxes	2,530	488

Net cash flows provided by operating activities	1,352	1,129

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,354)	(837)
Purchase of marketable securities	(95,964)	(7,936)
Escrow for Helix acquisition	(9,955)	-

Net cash used in investing activities	(111,273)	(8,773)

Cash flows from financing activities:
Reduction in restricted cash for the Joint Venture debt guaranty	5,000	1,000
Proceeds from offering, net	93,324	-
Proceeds from stock options and issuance on stock purchase plan	1,740	636

Net cash provided by financing activities	100,064	1,636

Cash flows from discontinued operations:	1,173	6,646

Effect on exchange rate changes on cash and cash equivalents	7,352	(4,558)

Net decrease in cash	(1,332)	(3,914)
Cash and cash equivalents, beginning of period	22,817	31,134

Cash and cash equivalents, end of period	$21,485	$27,220

Supplemental cash flow information:
Cash paid for interest	$79	$142

Cash paid for taxes	$507	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

APPLIED FILMS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. COMPANY ORGANIZATION AND OPERATIONS

Applied Films Corporation (“Applied Films,” the “Company,” “we,” or “our”) is a leading provider of thin film deposition equipment to diverse markets such as the Flat Panel Display (“FPD”), the architectural, automotive and solar glass, and the consumer products packaging and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

Over the last six years we have exited the contract coated glass business. Beginning in fiscal 1999, we moved the majority of our production of coated glass from Longmont to the China JV. Because of the 50%-50% ownership structure of our China JV, the revenues and expenses of our China JV are not consolidated and do not appear as revenues and expenses in our financial statements. Our 50% of the net income of our China JV, is included in “Equity earnings of joint venture” in our consolidated statements of operations. In September 2002, we sold our Longmont coatings division, which included certain assets related to our contract glass coating business, to Optera, Inc. In September 2003, we sold our coated glass sales business located in Hong Kong to NSG. The financial statements for the prior periods have been restated to reflect the effect of the sale of those businesses and the results have been included as discontinued operations.

Over the last four years we have enhanced our position as a market leading manufacturer of thin film deposition equipment. In December 2000, we completed the acquisition of the Large Area Coatings (LAC) business of Unaxis which improved our position in FPD and enabled our entry into additional markets.

Finally, on March 2, 2004, we entered into a definitive agreement to acquire the In-Line Systems division of Helix in Taiwan. This acquisition is expected to close in May 2004 and will serve as our Asian manufacturing base, where we expect to manufacture our display systems beginning late in fiscal 2005. The acquisition will provide us with personnel familiar with our products and a facility in which to manufacture some of our products. Manufacturing in Taiwan will allow us to reduce our costs, and the transit time for systems to our customers in Asia. The addition of technical personnel will enhance our customer service (Note 7).

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

Unaudited Financial Information

The accompanying interim financial information as of March 27, 2004 and for the three and nine-month periods ended March 27, 2004 and March 29, 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended March 27, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

Restricted Cash

The Company has pledged $17.2 million in cash, of which $10.0 million is in escrow to be used for the acquisition of Helix (Note 7) and $7.2 million is to provide security for bank guarantees to certain customers in Asia and Europe, for their cash deposits on contracts.

Marketable Securities

The Company classifies all of its short-term investments, that do not qualify as cash equivalents, as trading securities. Such short-term investments consist of equity securities, corporate, government and municipal bonds and money market mutual funds. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at current market values, which are based upon quoted market prices using the specific identification method. Realized and unrealized gains and losses on such securities are reflected as interest income in the accompanying statements of operations. The Company had no significant concentration of credit risk arising from investments and had no significant unrealized gains or losses at March 27, 2004 and June 28, 2003.

Marketable securities consist of the following (in thousands):

	March 27, 2004	June 28, 2003

Corporate bonds	$78,890	$41,902
Municipal debt securities	33,737	3,750
Government bonds	15,663	3,005
Equity securities	9,107	2,600
Money market funds	10,187	363

	$147,584	$51,620

Inventories

Inventories consist of materials that can be used in the construction of systems or spare parts and work in process for contracts accounted for under the completed contract method of accounting. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at March 27, 2004 and June 28, 2003 consist of the following (in thousands):

	March 27, 2004	June 28, 2003

Materials for manufacturing systems and spare parts, net	$2,009	$1,988
Work-in-process	2,957	4,743

	$4,966	$6,731

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

	March 27, 2004	June 28, 2003

Intangible Assets:
Patents	$26,085	$24,553
Customer lists	3,262	3,070

Intangible assets	29,347	27,623
Less accumulated amortization	(14,561)	(10,613)

Intangible assets, net of accumulated amortization	$14,786	$17,010

The patents are amortized over seven years and the customer lists are amortized over five years. As a result of adopting SFAS No. 142, the Company no longer recognizes amortization expense on its goodwill. Annually, and more frequently if a triggering event occurs, the Company is required to test the carrying value of goodwill for impairment.

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

The Company performs an annual impairment test to ensure that the fair value of the asset exceeds the carrying value of its China JV on the Company’s balance sheet. The annual impairment test that was completed during the third quarter of fiscal 2004 determined that there was no impairment of the investment in the China JV.

The Company believes that no circumstances indicating an impairment exist in any of its long-lived assets.

Accrued Expenses

The significant components of accrued expenses as of March 27, 2004 and June 28, 2003 are as follows (in thousands):

	March 27, 2004	June 28, 2003

Accrued losses on contracts	$2,362	$3,061
Accrued compensation	8,171	5,790
Accrued warranty	6,697	6,739
Other accruals	3,652	3,300

Total accrued expenses	$20,882	$18,890

Accrued losses on contracts are costs incurred on specific projects in excess of the contracted revenue. Accrued losses on contracts are provided when the loss becomes probable and the amount of loss can be reasonably estimated. Loss provisions are based upon excess costs over the net revenue from the products contemplated by the specific order. Contract accounting requires management to make estimates of future costs over the performance period of the contract. These estimates are subject to change and result in adjustments to cost of goods sold, which are reflected in the margins on contracts in progress.

Accrued compensation represents those costs associated with employee compensation costs such as salaries, vacation, bonus, profit sharing, anniversary awards, insurance benefits and taxes.

Accrued warranty represents the estimated warranty costs associated with completed projects that have entered into the warranty period. Accrued warranty is calculated as a percentage of the total project costs. These costs are amortized over the life of the warranty period for each specific project.

Other accruals represent all other incurred and anticipated costs, not included in the categories above such as insurance, accounting, legal, and non-payroll related benefits.

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

Equipment Sales Revenue Recognition

The percentage of completion method of accounting is used for thin film deposition equipment contracts valued at greater than $1 million and a construction time of greater than six months. In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are expensed as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Our contracts under the percentage of completion method do not provide for the right of a customer to return the machine once the title has been transferred.

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms, which occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress at March 27, 2004 and June 28, 2003 are as follows (in thousands):

	March 27, 2004	June 28, 2003

Costs incurred on contracts in progress and estimated profit	$189,018	$162,042
Less: billings to date	(147,524)	(141,087)

Revenue in excess of billings, net	$41,494	$20,955

The Company typically collects 80-85% of the cash due on the total project by the time the equipment is shipped from its manufacturing facility. The remaining 15-20% balance that is due following the ship date is billed in accordance with the contract terms and are generally collected within 30 days after the billing date.

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

The Company uses the completed contract method of accounting for standard products that are typically valued at less than $1 million and have a machine construction time of less than six months. For projects accounted for using the completed contract method of accounting, the project costs are accumulated in work in process until the fabrication of the system is complete. Once fabrication of the system is complete, the customer evaluates the machine at the Company’s manufacturing facility according to specific acceptance criteria outlined in the contract. Upon acceptance, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. The Company recognizes the revenue, upon transfer of title. Our contracts under the completed contract method do not provide for the right of a customer to return the machine once the title has been transferred.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $4.7 million and $3.6 million of research and development expenses for the three months ended March 27, 2004 and March 29, 2003, respectively, and approximately $13.0 million and $8.4 million of research and development expenses for the nine months ended March 27, 2004 and March 29, 2003, respectively, net of reimbursements received from European governmental grants. The Company is reimbursed up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and a governmental agency and is paid when the research is completed and accepted by the agency. The Company received reimbursements of $193,000 in the three month periods ended March 27, 2004 and March 29, 2003 and $443,000 and $505,000 in the nine month periods ended March 27, 2004 and March 29, 2003, respectively.

Foreign Currency Transactions

The Company generated 82% of its revenues in the nine months ended March 27, 2004 from sales to foreign corporations located outside the Company’s manufacturing center in Europe, which are primarily in Asia. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company’s sales and purchases are denominated in Euros, with the remainder denominated in U.S. dollars or Japanese yen. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are converted to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the period.

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

Other Cumulative Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Other cumulative comprehensive income for the Company represents foreign currency items associated with the translation of the Company’s investment in its foreign subsidiaries and the China JV and if any foreign currency hedge activities exist, the unrealized gain or (loss).

Comprehensive Income (Loss)

A summary of the comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net income (loss)	$3,668	$569	$9,678	$(282)
Other comprehensive income:
Currency translation adjustment, net	(2,877)	18,084	11,990	13,926

Comprehensive income	$791	$18,653	$21,668	$13,644

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

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during the periods using the Black-Scholes pricing model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended

	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Risk-free interest rate	3.31%	3.34%	3.31%	3.34%
Expected lives	6 years	7 years	6 years	7 years
Expected volatility	57.0%	67.0%	51.0%	80.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The total fair value of options granted and the effect of the discount on the shares issued under the employee stock purchase plan, not tax effected, was computed to be approximately $2.9 million and $693,000 for the three month periods ended March 27, 2004 and March 29, 2003, respectively, and $5.4 million and $1.7 million for the nine month periods ended March 27, 2004 and March 29, 2003, respectively. The fair value of all options amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $656,000 and $669,000 for the three month periods ended March 27, 2004 and March 29, 2003, respectively and $1.4 million and $2.0 million for the nine month periods ended March 27, 2004 and March 28, 2003, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, including the effect of the Employee Stock Purchase Plan using the Black Scholes Valuation Method for options, the Company’s net income (loss) would have been reported as follows (in thousands, except share data):

	Three Months Ended		Nine Months Ended

	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net income (loss) applicable to
common shareholders:
As reported	$3,668	$569	$9,678	$(282)

Pro forma	$3,012	$(100)	$8,267	$(2,296)

Basic earnings (loss) per share:
As reported	$0.25	$0.05	$0.72	$(0.03)

Pro forma	$0.20	$(0.01)	$0.62	$(0.21)

Diluted earnings (loss) per share:
As reported	$0.24	$0.05	$0.71	$(0.03)

Pro forma	$0.20	$(0.01)	$0.60	$(0.21)

Recent Accounting Standards

In December 2003, the FASB issued “Statement of Financial Accounting Standards No. 132 (revised 2003)-Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 132 revised, changes employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 revised is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company has adopted the required disclosures this period.

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

Related Parties

In addition to the Company’s China JV investment described in Note 4, the Company has engaged in certain related party transactions. The Company purchased spare parts during the first nine months of fiscal 2004 and fiscal 2003 of $622,000 and $376,000 respectively, and received sublease payments of $189,000 from Optera, Inc. A member of the Company’s board of directors who resigned effective March 17, 2004 is an officer of Optera, Inc. In a separate transaction, the Company recorded $5.2 million from the sale of the Longmont Coatings Division to Optera, Inc. in September 2002 (see Note 3), and settled a warranty claim arising from the Longmont Coatings Division in September 2003, (Note 3). Additionally, the Company had purchases of $7.6 million and $2.5 million, for the first nine months of fiscal 2004 and fiscal 2003, respectively, from a company of which another member of the Company’s board of directors is a member of the board of directors and a former officer.

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

Proceeds from the sale of the business were $747,000 in cash and $600,000 in a promissory note. The note accrues interest at 5% per annum, is due on September 26, 2004, and does not have a prepayment penalty. The Company recorded a $783,000 gain, net of taxes of $415,000 as a result of this transaction.

The Company accounted for the sale of the Hong Kong coated glass business as a discontinuance of the business. As a result, certain financial information has been restated to give effect to the classification of the Hong Kong coated glass business as a discontinued operation. The net revenues of the discontinued operation were $86,000 and $262,000 for the three and nine month periods ended March 29, 2003, respectively. The net revenues of the discontinued operation were $933,000 for the nine month period ended March 27, 2004.

The following quarterly statements of operations for fiscal year 2003 have been restated to give effect to the classification of the Hong Kong and Longmont coated glass businesses as discontinued operations (in thousands except per share amounts):

	For the Three Months Ended

	Sep 28, 2002	Dec 28, 2002	Mar 29, 2003	Jun 28, 2003

Net revenues	$25,085	$29,121	$44,233	$49,697

Cost of goods sold	18,439	22,861	34,323	36,698

Gross profit	6,646	6,260	9,910	12,999

Operating expenses:
Research and development	2,262	2,570	3,603	3,743
Selling, general and administrative	5,962	5,809	5,761	6,508
Amortization of intangible assets	889	901	967	1,022

Income (loss) from operations	(2,467)	(3,020)	(421)	1,726

Other income, net:
Interest income, net	693	624	433	275
Other income, net	133	240	544	683
Equity earnings of joint venture	365	864	432	570

Income (loss) from continuing operations before income taxes .	(1,276)	(1,292)	988	3,254

Income tax benefit (expense)	486	711	(505)	(999)

Income (loss) from continuing operations	(790)	(581)	483	2,255

Discontinued operations:
Income from discontinued operations, net of taxes	16	75	86	81
Gain on sale of discontinued operations, net of tax	429	-	-	-

Net income from discontinued operations, net of tax	445	75	86	81

Net income (loss) applicable to common stockholders	$(345)	$(506)	$569	$2,336

Earnings (loss) per share:
Basic:
Earnings (loss) from continuing operations	$(0.07)	$(0.05)	$0.04	$0.20
Income from discontinued operations	0.04	0.01	0.01	0.01

Basic earnings (loss) per share	$(0.03)	$(0.04)	$0.05	$0.21

Diluted:
Earnings (loss) from continuing operations	$(0.07)	$(0.05)	$0.04	$0.20
Income from discontinued operations	0.04	0.01	0.01	0.01

Diluted earnings (loss) per share	$(0.03)	$(0.04)	$0.05	$0.21

Weighted average common shares outstanding:
Basic	11,035	11,086	11,115	11,146

Diluted	11,035	11,086	11,145	11,373

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

Effective September 15, 2003, Applied Films and Optera, Inc. entered into a settlement agreement for $650,000 related to a warranty claim for coated glass that had been sold to Optera, Inc. prior to the sale of the Longmont Coatings division. The settlement was paid on September 24, 2003. The net after tax settlement of $422,000 has been recorded in results of operations of discontinued operations in the first quarter of 2004 and is included in the nine month period ended March 27, 2004.

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

The China JV began operations during the fourth quarter of fiscal 1999. The Company records 50% of income or loss from operations of the China JV after eliminating the impact of inter-entity transactions. The functional currency for the China JV is the local Chinese Yuan Renminbi. The Company’s investment in the China JV is translated into U.S. dollars using the period-end exchange rate. The earnings recorded by the Company from the China JV are translated at average rates prevailing during the period, which have remained fixed by the Chinese government for a number of years. The cumulative translation gain or loss, if any, is recorded as “Other cumulative comprehensive income (loss)” in the Company’s consolidated financial statements.

During the third quarter of fiscal 2004, the China JV entered into a credit facility that did not require bank guaranty’s from either of the parent companies. Subsequently, the Company’s cash secured bank guaranty of 50% of the debt of the China JV was released. At June 28, 2003 and March 27, 2004, the Company had approximately $44,000 and $238,000, respectively in accounts receivable from the China JV.

Summarized statement of operations information for the China JV for the three months and nine months ended March 31, 2004 and 2003, is presented below (in thousands):

	Three Months Ended		Nine Months Ended

	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

China JV:
Operating revenues	$12,657	$10,339	$40,179	$31,674

Net income	1,409	731	4,264	2,766

Applied Films equity in earnings:
Proportionate share of net income
after eliminations	$705	$358	$2,168	$1,439

Amortization of deferred gain on sale of equipment	74	74	222	222

Equity in earnings of joint venture	$779	$432	$2,390	$1,661

Applied Films portion of royalty income
(included in other income, net)	$98	$105	$359	$327

Summarized balance sheet information for the China JV as of March 31, 2004 and June 30, 2003, is presented below (in thousands):

	March 31, 2004	June 30, 2003

Assets:
Current assets	$13,060	$12,885
Property, plant and equipment, net	23,301	25,565

	$36,361	$38,450

Capitalization and liabilities:
Current liabilities	$7,261	$8,059
Short-term debt	997	6,482
Common shareholders' equity	28,103	23,909

	$36,361	$38,450

NOTE 5. LEASES

The Company’s rent expense under operating leases, which includes buildings, office equipment and other, was $1.8 million and $1.7 million for the three months ended March 27, 2004 and March 29, 2003, respectively and $5.0 and $4.9 million for the nine months ended March 27, 2004 and March 29, 2003. For the nine months ended, March 27, 2004 and March 29, 2003 rent expense is net of sublease income of $189,000 and $131,000, respectively.

NOTE 6. SALES BY GEOGRAPHIC REGION

The breakdown of net revenues by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Asia	$43,232	$27,153	$98,958	$57,083
United States	12,515	2,488	36,234	8,327
Europe and other	2,421	14,592	27,756	33,029

Net revenues	$58,168	$44,233	$162,948	$98,439

The breakdown of net revenues by geographic region expressed as a percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended

	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Asia	74.0%	61.0%	60.0%	58.0%
United States	22.0	6.0	22.0	8.0
Europe and other	4.0	33.0	18.0	34.0

Net revenues	100.0%	100.0%	100.0%	100.0%

NOTE 7. ACQUISITION OF HELIX

On March 2, 2004, the Company entered into a definitive purchase agreement to acquire certain assets of the In-line Systems division of Helix Technology, Inc., Taiwan (“the In-line Division”). The In-line Division produces equipment for the FPD industry and other industries. The acquisition will allow the Company to expand its operations to include manufacturing in Asia. The estimated purchase price is $14.5 million, including $12.5 million in cash and Company common stock valued at $2.0 million. The acquisition is expected to be completed in the fourth quarter of fiscal 2004. The closing of the transaction is subject to certain closing conditions and there is no assurance that the transaction will be completed. Except for a charge of approximately $2.2 million for in-process research and development in connection with the acquisition, we do not expect the transaction to have any material effect on our financial performance for the remainder of our current fiscal year ending June 26, 2004.

NOTE 8. EMPLOYEE BENEFIT PLANS

Pension Plan

The Company’s German subsidiary, Applied Films GmbH & Co. KG maintains a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits are based primarily on compensation during a specified period before retirement of a specified amount for each year of service. The assumed pension liability of $11.6 million and $12.8 million is reflected in the accompanying consolidated balance sheet as of June 28, 2003 and March 27, 2004, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of March 27, 2004.

The following table sets forth the benefit obligation, the funded status of the pension plan, amounts recognized on the Company’s consolidated financial statements, and the principal weighted average assumptions used (in thousands):

Components of Net Periodic Benefit Cost:

	Three Months Ended		Nine Months Ended

	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Service cost	$162	$141	$485	$422
Interest cost	172	147	515	441
Expected return on plan assets	-	-	-	-
Amortization of prior service costs	-	-	-	-
Recognition of actuarial (gain) loss	-	-	-	-

Net periodic benefit costs	$334	$288	$1,000	$863

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

Over the last six years we have exited the contract coated glass business. Beginning in fiscal 1999, we moved the majority of our production of coated glass from Longmont to the China JV. Because of the 50%-50% ownership structure of our China JV, the revenues and expenses of our China JV are not consolidated and do not appear as revenues and expenses in our financial statements. Our 50% of the net income of our China JV, is included in “Equity earnings of joint venture” in our consolidated statements of operations. In September 2002, we sold our Longmont coatings division, which included certain assets related to our contract glass coating business, to Optera, Inc. In September 2003, we sold our coated glass sales business located in Hong Kong to NSG. The financial statements for the prior periods have been restated to reflect the effect of the sale of those businesses and the results have been included as discontinued operations.

Over the last four years we have enhanced our position as a market leading manufacturer of thin film deposition equipment. In December 2000, we completed the acquisition of the LAC business of Unaxis which improved our position in FPD and enabled our entry into additional markets.

Finally, on March 2, 2004, we entered into a definitive agreement to acquire the In-Line Systems division of Helix in Taiwan. This acquisition is expected to close in May 2004 and will serve as our Asian manufacturing base, where we expect to manufacture our display systems beginning late in fiscal 2005. The acquisition will provide us with personnel familiar with our products and a facility in which to manufacture some of our products. Manufacturing in Taiwan will allow us to reduce our costs, and the transit time for systems to our customers in Asia. The addition of technical personnel will enhance our customer service.

Revenues for thin film deposition equipment are generally recognized on the percentage-of-completion method, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract.

The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer and a protracted technical sales effort. We operate with a certain amount of unrecognized revenue, which we refer to as backlog, on our signed contracts in progress using the percentage of completion and the completed contract method of accounting. Deposition equipment backlog was $107.0 million at March 27, 2004, and $96.4 million at March 29, 2003. Given the average manufacturing time of our products of nine months, this increase in backlog is comprised of revenue not yet recognized from deposition equipment contracts denominated in Euros, U.S. dollars and Japanese yen and, unless hedged, is subject to fluctuation depending on changes in the valuation of the foreign currencies against the dollar. Customers usually make progress payments during the period of manufacture. We usually receive approximately 80%-85% of the purchase price in cash or letter of credit prior to shipment.

In the third quarter of fiscal 2004, 96.0% of our total net revenues were generated from exports to customers outside of our manufacturing center in Europe, compared to 67.0% of revenues from exports to customers outside of our manufacturing center in Europe for the third quarter of fiscal 2003.

Sales of products manufactured in Germany are denominated in Euros except for sales of equipment to certain Japanese customers, which are denominated in Japanese yen. The U.S. dollar equivalent of gross revenues in Euros were approximately $55.2 million, in the third quarter of fiscal 2004 and $40.4 million, for the third quarter of fiscal 2003. If we sell in currencies other than the Euro we may engage in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions have not been significant to date. As of March 27, 2004, the U.S. dollar equivalent of accounts receivable denominated in Euros were approximately $10.0 million or approximately 79%, of total accounts receivable. As of March 27, 2004 the U.S. dollar equivalent of accounts payable denominated in Euros were approximately $11.3 million, or approximately 92%, of total accounts payable.

Comparison of the Third Quarter Ended March 29, 2003 to the Third Quarter Ended March 27, 2004

Comparisons of revenue and expense items reported in our financial statements are affected by changes in the valuation of foreign currencies, relative to the dollar, primarily the Euro, which was 14.4% stronger relative to the dollar than the prior year quarter. Part of certain increases in revenue and expenses compared to the prior year quarter result from the increased value of the Euro relative to the dollar.

Net Revenues.  Net revenues increased 31.5% from $44.2 million in the third quarter of fiscal 2003 to $58.2 million for the third quarter of fiscal 2004 due to the increased volume of equipment manufactured across all our product lines, which was driven by higher backlog at the beginning of the period and strong bookings during the quarter. The revenue mix was concentrated in the FPD area. Backlog grew 11.0% from $96.4 million at the end of the third quarter of fiscal 2003 to $107.0 million at the end of the third quarter of fiscal 2004.

Gross Profit. Gross profit increased 57.8% from $9.9 million in the third quarter of fiscal 2003 to $15.6 million in the third quarter of fiscal 2004, largely driven by the increase in equipment revenues. Gross margins were 22.4% in third quarter of fiscal 2003 and 26.9% in third quarter of fiscal 2004. The increase in revenues led to better absorption of manufacturing overhead during the third quarter of fiscal 2004. The improved gross margin also reflects the effectiveness of several cost reduction programs initiated in Germany to reduce the cost of purchased and fabricated parts and to increase labor efficiency.

Research and Development. Research and development expenses increased 31.5% from $3.6 million in the third quarter of fiscal 2003 to $4.7 million in the third quarter of fiscal 2004. This increase was primarily due to increased spending on materials and consumables to manufacture and test prototype equipment to process larger glass substrates for flat panel displays. Research and development expenses consist primarily of salaries, outside contractor expenses, materials, lab expenses, and consumables and other expenses related to our ongoing product development for new products and next generation technologies. As a percentage of net revenues, research and development expenses were 8.1% in the third quarter of fiscal 2003 and fiscal 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased from $5.8 million in the third quarter of fiscal 2003 to $7.0 million for the third quarter of fiscal 2004 due in part to increases in personnel costs associated with Sarbanes-Oxley compliance, directors and officers liability insurance, third party sales commissions, increased legal and accounting fees and normal operating increases. As a percentage of net revenues, selling, general and administrative expenses were 13.0% in the third quarter of fiscal 2003 and 12.0% in the third quarter of fiscal 2004.

Amortization of Intangible Assets. The amortization of intangible assets was $967,000 for the third quarter of fiscal 2003 and $1.1 million for the third quarter of fiscal 2004. The increase in amortization of intangibles consists exclusively of a currency translation as the intangible assets are carried on our German subsidiary balance sheet and are subject to fluctuation in the Euro as compared to the U.S. Dollar.

Interest Income, Net. Interest income, net was $433,000 in the third quarter of fiscal 2003 and $959,000 in the third quarter of fiscal 2004. Although the rate of return was down 0.86%, interest income increased because of the additional available cash to invest due to the public offering of stock that closed in October of 2003 raising $94.0 million in cash. We invest our cash reserves in corporate, government and municipal bonds, equity securities, money market funds and short-term time deposits. During the third quarter of fiscal 2003 and the third quarter of fiscal 2004, we earned an average annual rate of return of 2.5% and 1.6%, respectively on cash and cash equivalents, restricted cash and marketable securities.

Other Income, Net. Other income, net decreased from $544,000 in the third quarter of fiscal 2003 to $343,000 in the third quarter of fiscal 2004. Other income, net includes items such as realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 1% royalty on all sales by the China JV, payable quarterly

Equity in Earnings of Joint Venture.  Our equity in earnings of the China JV increased 80.3% from $432,000 in the third quarter of fiscal 2003 to $779,000 in the third quarter of fiscal 2004. This increase in equity earnings is primarily a result of strong demand during the quarter for color STN glass used in color displays for cellular phones and personal digital assistants.

Income Tax Benefit (Provision) Expense.  We recorded an income tax expense of $505,000 in the third quarter of fiscal 2003 compared to $1.2 million in the third quarter of fiscal 2004. The effective tax rate was 90.8% during the third quarter of fiscal 2003 and 29.4% during the third quarter of fiscal 2004. Our tax provision is adjusted based on our year to date tax calculation for each subsidiary tax jurisdiction. There are several items which lower our effective tax rates in some of the countries in which we operate, such as the tax effect of the amortization of goodwill and other intangible assets in Germany, tax-free investment and interest income in the U.S., and equity earnings of our China JV which are reported as tax free because the earnings will be reinvested in our China JV as a permanent investment.

Comparison of the Nine Months Ended March 29, 2003 to the Nine Months Ended March 27, 2004

Comparisons of revenue and expense items reported in our financial statements are affected by changes in the valuation of foreign currencies, relative to the dollar, primarily the Euro, which was 14.1% stronger relative to the dollar than the prior year period. Part of certain increases in revenue and expenses compared to the prior year quarter result from the increased value of the Euro relative to the dollar.

Net Revenues. Net revenues increased 65.5% from $98.4 million in the first nine months of fiscal 2003 to $162.9 million for the first nine months of fiscal 2004 due to increased volume of equipment sold and manufactured in the FDP and architectural markets, which was driven by the strong backlog position at the beginning of the fiscal year. Backlog grew 145% from $41.1 million at the beginning of fiscal 2003 compared to $100.6 million at the beginning of fiscal 2004, and at the end of the respective nine month periods grew from $96.4 million to $107.0 million.

Gross Profit. Gross profit increased 87.7% from $22.8 million in the first nine months of fiscal 2003 to $42.8 million in the first nine months of fiscal 2004, largely driven by the increased equipment revenues and better absorption of manufacturing overhead with the higher volume. Gross margins were 23.2% in first nine months of fiscal 2003 and 26.3% in first nine months of fiscal 2004, due to the revenue growth during the first nine months of fiscal 2004, as well as the effectiveness of several cost reduction programs initiated in Germany to reduce the cost of purchased and fabricated parts and to increase labor efficiency.

Research and Development. Research and development expenses increased 54.6% from $8.4 million in the first nine months of fiscal 2003 to $13.0 million in the first nine months of fiscal 2004. The increase over the same period in the prior year was primarily caused by increased material and personnel cost to manufacture and test prototype equipment for new products. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, materials, consumables and other expenses related to our ongoing product development for new products and next generation technologies. As a percentage of net revenues, research and development expenses were 8.6% and 8.0% in the first nine months of fiscal 2003 and fiscal 2004, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased from $17.5 million in the first nine months of fiscal 2003 to $19.7 million in the first nine months of fiscal 2004 due to increased costs associated with Sarbanes-Oxley compliance, directors and officers liability insurance, third party commissions and increased legal and accounting fees. As a percentage of net revenues, selling, general and administrative expenses were 17.8% in the first nine months of fiscal 2003 and 12.1% in the first nine months of fiscal 2004.

Amortization of Other Intangible Assets. The amortization of other intangible assets was $2.8 million and $3.2 million for the first nine months of fiscal 2003 and fiscal 2004, respectively. The increase in amortization of intangibles consists solely of a currency translation as the intangible assets are carried on our German subsidiary balance sheet and are subject to fluctuation in the Euro as compared to the U.S. Dollar.

Interest Income, Net. Interest income, net was $1.8 million in the first nine months of fiscal 2003 and $1.9 million in the first nine months of fiscal 2004. During the first nine months of fiscal 2003 and fiscal 2004, we earned an average annual rate of return of 2.6% and 1.7%, respectively, on cash and cash equivalents, restricted cash and marketable securities. Our average investment in 2004 was larger due to our October 2003 common stock offering which raised approximately $94 million in cash. The interest income was generated from the investment of our cash reserves in corporate, government and municipal bonds, equity securities, money market funds, and short-term deposits.

Other Income, Net. Other income, net increased from $917,000 in the first nine months of fiscal 2003 to $1.4 million in the first nine months of fiscal 2004. Other income, net includes items such as realized foreign currency translation adjustments and royalties earned from the China JV. We receive a 1% royalty on all sales by the China JV, payable quarterly.

Equity in Earnings of Joint Venture. Our equity in earnings of the China JV increased 43.9% from $1.7 million in the first nine months of fiscal 2003 to $2.4 million in the first nine months of fiscal 2004. This increase in equity earnings is primarily due to an increase in demand for color STN glass used in color displays for cellular phones and personal digital assistants.

Income Tax Benefit (Provision). We recorded an income tax benefit of $692,000 in the first nine months of fiscal 2003 compared to an income tax expense of $3.3 million in the first nine months of fiscal 2004. The effective tax rate was 21.4% during the first nine months of fiscal 2003 and 32.2% during the first nine months of fiscal 2004. Equity earnings of the Joint Venture will be reinvested in the Joint Venture and as such are not taxed in the United States and are not included in our tax calculations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our estimates, including those related to project costs, collections, product returns, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We generally offer warranty coverage for equipment sold for a one-year period after final installation is complete. We estimate the anticipated costs to be incurred during the warranty period and accrue a reserve as a percentage of revenue as revenue is recognized. In addition, specific reserves are provided for known and anticipated problems. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

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

In consolidation the financial results of our foreign subsidiaries are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the period-end spot exchange rate, revenues and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of other cumulative comprehensive income (loss).

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

Liquidity and Capital Resources

We have funded our operations with cash balances, cash generated from operations, proceeds from public offerings of our common stock and bank borrowings. Cash flow provided by operations for the first nine months of fiscal 2003 was $1.1 million compared to cash provided by operations of $1.4 million for the first nine months of fiscal 2004. The increase is primarily due to fluctuations in restricted cash, revenue in excess of billings and billings in excess of revenues, accounts payable, and accounts receivable. As of March 27, 2004, we had cash and marketable securities of $186.3 million consisting of cash and cash equivalents of approximately $21.5 million, restricted cash of approximately $17.2 million, and marketable securities of $147.6 million. Total working capital was $202.4 million.

During the third quarter of fiscal 2004, we established an escrow account in accordance with the definitive agreement to purchase Helix. We contributed approximately $10.0 million to the escrow. We anticipate using the escrow funds during the fourth quarter of fiscal 2004.

Cash flow used in investing activities was $8.8 million and $111.3 million for the first nine months of fiscal year 2003 and 2004, respectively. We purchased $7.9 million and $96.0 million of marketable securities in the first nine months of fiscal years 2003 and 2004, respectively.

Capital expenditures were $837,000 in the first nine months of fiscal 2003 and $5.4 million in the first nine months of fiscal 2004. We anticipate capital expenditures of approximately $7.0 million in fiscal 2004 compared to $1.4 million in fiscal 2003. Our capital expenditures have consisted primarily of purchases and manufacturing of process equipment related to product development. The increase in capital expenditures in 2004 is related to the investment in larger size display lab equipment for the development of hardware and process technologies for the display market.

Cash generated from financing activities was $1.6 million and $100.1 million for the first nine months of fiscal 2003 and 2004, respectively. The increase is primarily due to the cash raised of $94.0 million from the public offering of stock for 3,450,000 shares of common stock at $28.75 per share, which closed in October of 2003.

We believe that our working capital and operating needs will continue to be met by cash on hand and cash from operations. Our capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 27, 2004 (in thousands):

	Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Leases:
Buildings	$43,032	$1,740	$19,320	$12,623	$9,349
Office Equipment	271	39	237	-	-
Other	390	66	324	-	-
Capital Lease - Office Equipment	3	1	2	-	-

	$43,696	$1,846	$19,878	$12,623	$9,349

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	Over 3 years

Bank Guaranties	$7,244	$6,985	$259	$-
Other Commercial Commitments	943	270	658	15
Escrow account for Helix acquisition	9,955	9,955	-	-

Total Commercial Commitments	$18,142	$17,210	$917	$15

There were no currency forward contracts outstanding as of March 27, 2004.

Operating leases primarily include leases for offices, factories and office equipment throughout our operations. The bank guaranty’s represent progress payments made to the Company, from customers in Asia and Europe, deposited in a restricted account until the contract terms are fulfilled and the guaranty’s required by the German government for custom duties for items received into Germany. Our other commercial commitments consist of software licenses and third party service contracts.

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

As of March 27, 2004, our investments consisted primarily of equity securities and corporate, government and municipal bonds of $147.6 million and restricted cash, and earned approximately $959,000 for the quarter then ended, at an average interest rate of approximately 1.6%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in approximately $279,000 of interest income for the quarter ended March 27, 2004.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At March 27, 2004, we had approximately $10.0 million of accounts receivable and approximately $11.3 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $(13,000) net impact on pre-tax income based on the Euro foreign currency denominated accounts receivable and accounts payable balances at March 27, 2004.

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

Our cash position includes amounts denominated in foreign currencies, primarily Euros. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of operations as well as adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations, with the exception of approximately $10.0 million which is in escrow to be used for the acquisition of Helix (Note 7), and $7.2 million of guaranty’s related to progress payments primarily from our customers in Asia and Europe and custom duties for items received in Germany. The Company’s bank guaranty securing 50% of the China JV debt was released in the third quarter of fiscal 2004.

ITEM 4: Controls and Procedures

We maintain certain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to permit timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and management’s duties require it to make it best judgment in evaluating the cost-benefit relationship of potential controls and procedures.

We and our management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of ongoing procedures to evaluate the effectiveness of the design and implementation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were reasonably effective in meeting the desired objectives as of March 27, 2004.

There has been no change in our internal controls over financial reporting during the fiscal quarter ended March 27, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 6. –EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K:

i)	Form 8-K dated January 21, 2004, including Item 12 Results of Operations and Financial Condition, disclosing results for the second quarter of fiscal 2004.

ii)	Form 8-K dated March 5, 2004, including in Item 9 Regulation FD Disclosure an announcement that the Company had entered into an agreement to acquire the In-line Systems division of Helix Technology, Inc., Taiwan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: April 23, 2004	APPLIED FILMS CORPORATION /s/ Thomas T. Edman —————————————— Thomas T. Edman President and Chief Executive Officer
Date: April 23, 2004	/s/ Lawrence D. Firestone —————————————— Lawrence D. Firestone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

I, Thomas T. Edman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 23, 2004	/s/ Thomas T. Edman —————————————— Thomas T. Edman President and Chief Executive Officer

EXHIBIT 31.2

I, Lawrence D. Firestone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 23, 2004	/s/ Lawrence D. Firestone —————————————— Lawrence D. Firestone Chief Financial Officer

EXHIBIT 32.1

Thomas T. Edman, Chief Executive Officer and President of Applied Films Corporation, and Lawrence D. Firestone, Chief Financial Officer of Applied Films Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2004 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Date: April 23, 2004	/s/ Thomas T. Edman —————————————— Thomas T. Edman President and Chief Executive Officer
Date: April 23, 2004	/s/ Lawrence D. Firestone —————————————— Lawrence D. Firestone Chief Financial Officer