Form 10-K/A
period 2003-06-28
APPLIED FILMS CORP
filed 2004-06-09
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)

_________________

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

9586 I-25 Frontage Road, Suite 200, Longmont CO 80504
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (303) 774-3200

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [___]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2). Yes [ X ] No [___]

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per-share price of $20.33 as of December 27, 2002, was $217,280,046. As of May 4, 2004, there were outstanding 14,750,621 shares of the Registrant’s Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PORTION AMENDED

The Registrant hereby amends Part IV Item 15 and the Exhibit Index as set forth herein.

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

        Financial Statements for Suzhou NSG AFC Thin Films Electronics Co., Ltd, together with the report thereon of PricewaterhouseCoopers dated 27 February 2004.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.

FINANCIAL STATEMENTSAS
OF DECEMBER 31, 2003 AND 2002
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2003

PricewaterhouseCoopers Zhong Tian CPAs Co., Ltd. 12th Floor Shui On Plaza 333 Huai Hai Zhong Lu Shanghai 200021 People’s Republic of China Telephone: +86 (21) 6386 3388 Facsimile: +86 (21) 6386 3300

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
      SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.

In our opinion, the accompanying balance sheets and the related income statements, of changes in shareholders’ equity and of cash flows expressed in Renminbi present fairly, in all material respects, the financial position of Suzhou NSG AFC Thin Films Electronics Co., Ltd. as of December 31, 2002 and 2003, and the results of its operations and its cash flows for the three years ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of Suzhou NSG AFC Thin Films Electronics Co., Ltd.‘s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers
      Zhong Tian CPAs Co., Ltd.

Shanghai, People’s Republic of China
27 February 2004

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
INCOME STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(All amounts in Renminbi Yuan)

	Note	2003	2002	2001
Revenues	12	427,916,854	288,652,411	184,318,438

Cost of revenues		(352,078,903)	(236,844,883)	(145,292,507)

Gross profit		75,837,951	51,807,528	39,025,931

Operating expenses:

Sales and marketing		(13,068,844)	(11,542,970)	(6,842,894)

General and administrative		(18,242,758)	(13,726,884)	(13,166,635)

Total operating expenses		(31,311,602)	(25,269,854)	(20,009,529)

Income from operations		44,526,349	26,537,674	19,016,402

Interest expense, net		(1,247,620)	(2,913,201)	(1,473,473)

Other operating (expenses)
income, net		(2,149,260)	(2,883,377)	1,329,034

Income before taxation		41,129,469	20,741,096	18,871,963

Provision for taxes on income	10	(3,089,990)	(1,666,143)	(1,523,631)

Net income		38,039,479	19,074,953	17,348,332

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002

(All amounts in Renminbi Yuan)

	Note	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	3	271,779	22,292,111
Notes receivable	99	1,500,000	-
Accounts receivable, net	4	44,613,627	36,506,039
Due from investors	12	34,957,814	21,593,307
Due from related parties	12	813,801	6,612,069
Inventories, net	5	23,681,408	18,021,367
Other current assets		420,325	3,724,041

Total current assets	99	106,258,754	108,748,934

Non-current assets:
Property, plant and equipment, net	6	201,645,627	225,210,170

Total assets	99	307,904,381	333,959,104

LIABILITIES AND EQUITY

Current liabilities:
Short-term borrowings	7	20,691,751	90,839,133
Accounts payable	99	7,040,200	4,680,008
Accruals and other current liabilities	99	4,262,056	4,271,538
Due to investors	12	4,606,315	5,427,004
Due to related parties	12	46,846,447	42,786,803
Taxes payable		3,095,816	2,632,301

Total current liabilities	99	86,542,585	150,636,787

Commitments and contingencies	13

Capital and reserves:
Paid-in capital	8	154,350,897	139,141,910
Reserves	9	10,885,185	4,617,812
Retained earnings	99	56,125,714	39,562,595

Total equity	99	221,361,796	183,322,317

TOTAL LIABILITIES AND EQUITY	99	307,904,381	333,959,104

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2003

(All amounts in Renminbi Yuan)

	Paid-in capital	Reserve fund	Reserves Enterprise Expansion Fund	Retained earnings	Total
		(Note 9)	(Note 9)
Balance as of January 1, 2001	110,896,306	6,249,223	620,814	29,132,689	146,899,032

Net income for the year	-	-	-	17,348,332	17,348,332

Appropriation to reserve fund	-	2,612,400	-	(2,612,400)	-

Appropriation to enterprise
expansion fund	-	-	23,380,979	(23,380,979)	-

Reinvestment of retained earnings
as capital increase	28,245,604	(4,243,811)	(24,001,793)	-	-

Balance as of December 31, 2001	139,141,910	4,617,812	-	20,487,642	164,247,364

Net income for the year	-	-	-	19,074,953	19,074,953

Balance as of December 31, 2002	139,141,910	4,617,812	-	39,562,595	183,322,317

Net income for the year	-	-	-	38,039,479	38,411,672

Appropriation to reserve fund	-	21,476,360	-	(21,476,360)	-

Reinvestment of reserve fund as
capital increase	15,208,987	(15,208,987)	-	-	-

Balance as of December 31, 2003	154,350,897	10,885,185	-	56,125,714	221,361,796

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003

(All amounts in Renminbi Yuan)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	38,039,479	19,074,953	17,348,332
Adjustments to net income
Depreciation of fixed assets	27,046,470	26,071,344	16,520,629
Loss on disposals of fixed assets	306,722	82,429	-
Provision for bad debt	415,000	-	-
Reversal of provision for loss on net
realizable value of inventory	(664,000)	1,660,000	-
Financial expenses	1,295,702	2,971,340	2,365,177
Changes in assets and liabilities
Notes receivables	(1,500,000)	-	-
Accounts receivables	(8,522,588)	(12,169,721)	3,440,140
Inventories	(4,996,041)	(1,988,271)	1,252,733
Due from investors	(13,364,507)	(10,011,086)	29,326,560
Due from related parties	5,798,268	(4,854,277)	-
Other current assets	3,303,716	430,007	10,634,167
Accounts payable	2,360,192	(431,571)	2,067,471
Accruals and other current liabilities	(9,481)	(1,506,361)	(2,025,481)
Due to investors	(820,689)	1,840,432	-
Due to related parties	4,059,644	18,293,903	(24,022,232)
Taxes payable	463,515	255,951	(8,198,983)

Net cash generated from operating activities	53,211,402	39,719,072	48,708,513

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of fixed assets	(3,788,649)	(14,361,125)	(121,956,423)

Net cash used in investing activities	(3,788,649)	(14,361,125)	(121,956,423)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in short-term borrowings	-	-	75,195,874
Repayment of short-term borrowings	(70,147,382)	(15,846,661)	-
Cash payments for interest expenses	(1,295,702)	(2,971,340)	(2,365,177)

Net cash (used in) generated from financing
activities	(71,443,084)	(18,818,001)	72,830,697

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS DURING THE YEAR	(22,020,332)	6,539,946	(417,213)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	22,292,111	15,752,165	16,169,378

CASH AND CASH EQUIVALENTS, END OF YEAR	271,779	22,292,111	15,752,165

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2003 AND 2002

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are composed primarily of investments in money market accounts stated at cost, which approximates fair value.

(d)	Inventories

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost method, and include the costs of raw material, direct labor and manufacturing overhead. Allowances are established to reduce the cost of excess and obsolete inventories to their estimated net realizable value.

(e)	Property, plant and equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation.

Depreciation is calculated using the straight-line method to write off the cost, after taking into account the estimated residual value (10% of the cost), of each asset over its expected useful life. The expected useful lives are as follows:

Machinery Office equipment Other equipment Leasehold improvement	10 years 5 years 5 years 5 years

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2003 AND 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(f)	Impairment of long-lived assets

Since January 1, 2002, the Company has adopted SFAS Opinion No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with these standards, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment of long-lived assets was recognized for each of the years ended December 31, 2001, 2002 and 2003.

(g)	Financial instruments

Financial instruments of the Company primarily comprise of cash, notes receivables, accounts receivable, due from investors, due from related parties, accounts payable, due to investors, due to related parties, advances from customers and other payables. As of December 31, 2001, 2002 and 2003, their carrying value approximated their fair value.

(h)	Pension scheme

The full-time employees of the Company are covered by various government-sponsored pension plans under which the employees are entitled to a monthly pension based on certain formulas.

The municipal and provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees payable under the plans described above. Contributions to these plans are expenses as incurred and other than these monthly contributions, the Company has no further obligations for the payment of retirement and other post retirement benefits of its employees. The assets of these plans are held separately from those of the Group in independently administered funds managed by the PRC government.

(i)	Recognition of revenue and expenses

Revenue from the sale of goods is recognised when significant risks and rewards of ownership of the goods are transferred to the customer, when the Company neither retains continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold, when it is probable that the economic benefits associated with the transaction will flow to the Company and when the relevant amount of revenue and costs can be measured reliably. Revenue comprises the invoiced value for the sale of goods and services net of value-added tax, rebates and discounts. Expenses are recognized when incurred.

(j)	Income taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2003 AND 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)	Foreign Currency Transactions

The accounts of the Company are maintained in Renminbi (“Rmb”). Transactions arising in foreign currencies are converted into Rmb at exchange rates prevailing on the first day of the month in which the transactions took place. Assets and liabilities denominated in foreign currencies are translated into Rmb at exchange rates prevailing on the balance sheet date. Exchange gains or losses are included in the current results of operations.

(l)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases net of any incentives received by the Company from the leasing company are charged to the statements of operations on a straight-line basis over the lease periods.

(m)	Recently adopted accounting pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize an asset retirement obligation in the period in which it is incurred, and the entity shall capitalize the asset retirement cost by increasing the carrying amount of the related asset by the same amount as the liability and subsequently allocate that retirement cost to expense over the asset’s useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for interim periods and fiscal years ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still in existence at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2003 AND 2002

3.	CASH AND CASH EQUIVALENTS

	December 31, 2003	December 31, 2002
Cash on hand	44,906	22,170
Demand deposits	226,873	22,269,941

	271,779	22,292,111

4.	ACCOUNTS RECEIVABLE AND PROVISION FOR BAD DEBTS

	December 31, 2003	December 31, 2002

Accounts receivable	45,028,627	36,506,039
Less: General provisions	(415,000)	-

	44,613,627	36,506,039

5.	INVENTORIES

	December 31, 2003	December 31, 2002

Raw materials	13,092,008	9,318,924
Finished goods	11,585,400	10,362,443

	24,677,408	19,681,367
Less: Provision for net realizable value ofinventory	(996,000)	(1,660,000)

	23,681,408	18,021,367

6.	PROPERTY, PLANT AND EQUIPMENT

	December 31, 2003	December 31, 2002

Machinery	277,170,873	277,315,757
Office equipment	2,576,188	2,298,128
Other equipment	2,896,601	1,530,511
Leasehold improvements	4,863,087	2,956,511

	287,506,749	284,100,907
Less: accumulated depreciation	(85,861,122)	(58,890,737)

	201,645,627	225,210,170

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2003 AND 2002

7.	SHORT-TERM BORROWINGS

	December 31, 2003	December 31, 2002

Bank loans
- Unsecured	20,691,751	90,839,133

50% of the above loans were guaranteed by Nippon Sheet Glass Co., Ltd. by issuing an irrevocable official letter of guarantee and the remaining 50% of loans by a bank guarantee provided by Applied Films Corporation. The loan will be due on January 14, 2004. The related interest rate was 1.9% (2002: 0.82% to 5.54%) per annum.

8.	PAID-IN CAPITAL

As of December 31, 2003, the registered capital of the Company was USD 18,645,000, which had been contributed by the respective joint venture partners as follows:

	Country of	December 31, 2002		Increase in 2003		December 31, 2002
	Incorporation	USD	%	USD	%	USD	%
Applied Films Corporation	U.S.A.	8,403,750	50	918,750	50	9,322,500	50
Nippon Sheet Glas Co., Ltd.	Japan	8,403,750	50	918,750	50	9,322,500	50

		16,807,500	100	1,837,500	100	18,645,000	100

Contributions to paid-in capital in 2003 transferred from reserve fund are credited to the paid-in capital account at the prevailing exchange rate stipulated by the People’s Bank of China prevailing at the contribution dates.

9.	STATUTORY RESERVES

In accordance with the “Law of the PRC on Enterprises Operated Exclusively with Foreign Capital” and the Company’s Articles of Association, an appropriation of the Reserve Fund from profit after tax having set off accumulated losses of previous years in advance have to be made prior to profit distribution to the equity owners. The appropriation for the Reserve Fund is no less than 10% of the profit after tax and it will cease to accrue when the accumulated appropriation exceeds 50% of the registered capital.

A resolution from the Board of Directors’ dated 17 November 2003, appropriated 85% and 10% of net profit Rmb18,710,021 and Rmb17,316,761, respectively, for the year ended 31 December 2002 and 2001 to the Reserve Fund.

A resolution from the Board of Directors’ dated 27 February 2004, appropriated 10% to the Reserve Fund of net profit Rmb38,039,479 for the year ended 31 December 2003.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2003 AND 2002

10.	PROVISION FOR TAXES ON INCOME

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

Taxable income is calculated based on total revenue less deductible cost of goods sold, expenses and other non-operating gains (losses) allowed under the existing tax regulations. Enterprise income taxes have been provided at the rate of 7.5% (2002: 7.5%, 2001: nil) based on the taxable income for the year.

11.	EMPLOYEE BENEFITS

The full-time employees of Suzhou NSG AFC Thin Films Electronics Co., Ltd. which was established in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits. Suzhou NSG AFC Thin Films Electronics Co., Ltd. is required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations and make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total provision accrued for such employee benefits amounted to RMB1,781,570, RMB2,109,719 and RMB2,774,640 for the years ended December 31, 2001, 2002 and 2003, respectively. The Chinese government is responsible for the medical benefits and ultimate pension liability to these employees.

12.	RELATED PARTY TRANSACTIONS

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
Applied Films Corporation
Nippon Sheet Glass Co., Ltd.
Suzhou NSG Electronics Co., Ltd.
Nippon Sheet Glass Purchase and Supply Co., Ltd.
Nippon Sheet Glass Engineering Co., Ltd.
Applied Films Asia Pacific Ltd.
Applied Films China Co., Ltd.	Investor Investor Controlled by the same investor Controlled by the same investor Controlled by the same investor Controlled by the same investor Controlled by the same investor

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2003 AND 2002

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b) During the years, the Company had following significant transactions with related parties:

Sales of goods
	2003	2002	2001

Nippon Sheet Glass Co., Ltd.	165,131,814	120,478,897	58,646,822
Applied Films Asia Pacific Ltd.	22,387,977	18,571,726	-
Applied Films Corporation	-	9,584,319	21,273,269
Suzhou NSG Electronics Co., Ltd.	1,485,903	5,103,060	5,046,711

	189,005,694	153,738,002	84,966,802

Purchases of goods
	2003	2002	2001

Suzhou NSG Electronics Co., Ltd.	171,615,912	132,110,041	74,892,190
Nippon Sheet Glass Purchase and Supply
Co., Ltd.	21,608,535	10,727,321	3,461,077
Nippon Sheet Glass Co., Ltd.	22,011,614	4,580,438	696,182
Applied Films Asia Pacific Ltd.	5,323,352	4,682,559	-
Applied Films Corporation	314,793	1,626,592	3,310,840
Applied Films China Co., Ltd.	872,393	-

	221,746,599	153,726,951	82,360,289

Purchases of fixed assets
	2003	2002	2001

Applied Films Corporation	183,339	10,827,579	7,573,089
Nippon Sheet Glass Engineering Co., Ltd.	-	1,633,463	79,739,686

	183,339	12,461,042	87,312,775

Royalty fee
	2003	2002	2001

Nippon Sheet Glass Co., Ltd.	3,502,382	2,528,511	1,913,820
Applied Films Corporation	3,502,382	2,528,511	1,913,820

	7,004,764	5,057,022	3,827,640

Rental fee
	2003	2002	2001

Suzhou NSG Electronics Co., Ltd.	3,246,432	3,164,394	2,620,450

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2003 AND 2002

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c) As of 31 December 2003 and 2002, the Company had following balances with related parties:

	December 31, 2003	December 31, 2002

Due from investors -
Nippon Sheet Glass Co., Ltd.	34,957,814	21,498,544
Applied Films Asia Pacific Ltd.	-	94,763

	34,957,814	21,593,307

Due from related parties -
Applied Films Asia Pacific Ltd.	-	4,313,371
Suzhou NSG Electronics Co., Ltd.	813,801	1,582,364
Applied Films Corporation	-	196,449
Others	-	519,885

	813,801	6,612,069

Due to investors -
Nippon Sheet Glass Co., Ltd.	3,522,016	4,248,843
Applied Films Asia Pacific Ltd.	1,084,299	1,178,161

	4,606,315	5,427,004

Due to related parties -
Suzhou NSG Electronics Co., Ltd.	40,519,945	40,110,344
Nippon Sheet Glass Purchase and Supply Co., Ltd.	4,581,186	2,338,668
Applied Films Asia Pacific Ltd.	907,855	337,791
Applied Films China Co.,Ltd	837,461	-

	46,846,447	42,786,803

The balances due from/to related parties and investors arose from payments made on behalf of the Company. These balances were unsecured, interest-free and had no fixed repayment dates.

13.	COMMITMENTS AND CONTINGENCIES

The Company has entered into an operating lease agreement with Suzhou NSG Electronics Co., Ltd. for lease of a factory building.

	December 31, 2003	December 31, 2002

Within 1 year	3,200,000	3,000,000
Thereafter	-	-

	3,200,000	3,000,000

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2003 AND 2002

14.	RECLASSIFICATION OF COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year presentation.

SOZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2003 AND 2002

3.	Exhibits.

Reference is made to the Exhibit Index which is found on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

(b)	Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K dated April 29, 2003, disclosing in Item 12 an earnings press release.

(c)	Exhibits

The response to this portion of Item 15 is submitted in the Exhibit Index to this Annual Report.

(d)	Financial Statement Schedules

The response to this section of Item 15 is submitted in Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED FILMS CORPORATION By: /s/ Thomas T. Edman —————————————— Thomas T. Edman, Chief Executive Officer and President June 9, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Form 10-K Annual Report has been signed by the following persons in the capacities indicated on June 9, 2004.

Signatures	Title
/s/ Richard P. Beck*	Director, Chairman of the Board

Richard P. Beck
/s/ Thomas T. Edman	Director, Chief Executive Officer and President (principal executive officer)

Thomas T. Edman
/s/ Lawrence D. Firestone	Chief Financial Officer, Treasurer, Senior Vice President and Secretary (principal accounting and financial officer)

Lawrence D. Firestone
/s/ Allen Alley*	Director

Allen Alley
/s/ John S. Chapin*	Director

John S. Chapin
/s/ Vincent Sollitto, Jr.*	Director

Vincent Sollitto, Jr.

* By:	/s/ Lawrence D. Firestone
Lawrence D. Firestone Attorney-in-Fact for each of the above-named directors

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Applied Films Corporation, as amended, are incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

3.2	Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

4.1	Specimen common stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.1	1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).

10.2	1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10-2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-47967) to reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-38426) any by reference to Exhibit 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-56376) and the Fifth Amendment to the 1997 Stock Option Plan is incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.3	Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant's Registration Statement on Form S-8 (Reg. No. 333-56378) and the Fourth Amendment to the Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.4	Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.5	Lease Agreement dated January 30, 1998, between 9586 East Frontage Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on form 10-Q for the fiscal quarter ended December 27, 1997.

10.6	Agreement, dated November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

10.7	Outside Director Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-95367), and by reference to Exhibits 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-75164).

10.8	Share Purchase and Exchange Agreement dated October 18, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.9	Amendment Agreement dated December 29, 2000, between Registrant, AFCO GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.2 of Registrant’s Current report on Form 8-K dated December 31, 2000.

10.10	Second Amendment Agreement dated February 27, 2002, between Applied Films Corporation, Applied Films GmbH & Co. KG, Balzers Process Systems GmbH and Unaxis Holding AG is incorporated by reference to Exhibit 2.7 of Registrant’s Current Report on Form 8-K/A dated December 31, 2000.

10.11	Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.12	Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.13	Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibits 2.5 of Registrant’s Current Report on form 8-K dated December 31, 2000.

10.14	Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.15	Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.16	Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.17	Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.18	Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.19	Common Stock Warrant No. 4 dated January 16, 2001 is incorporated by reference to Exhibit 10.6 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.20	Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility, incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.21	Commercialization Agreement between The Coca-Cola Company, KRONES AG and Applied Films GmbH & Co. KG (as assignee of Balzers Process Systems GmbH) effective September 1, 2000, incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001.

10.22	Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan dated October 24, 2001 is incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.

10.23	Equity Joint Venture Agreement between Applied Films Corporation and Nippon Sheet Glass Co., Ltd., dated February 17, 1999, is incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

10.24	Asset Purchase Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.25	License Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.2 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.26	Sublease dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.3 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.27	Services Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.28	Noncompetition Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.5 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.29	Supply Agreement dated September 24, 2002, by and among Applied Films Corporation and Information Products Longmont, Inc. is incorporated by reference to Exhibit 2.6 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.30	Applied Films Corporation Long Term Incentive Plan dated October 22, 2003, is incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-114809).

10.31	Applied Films Corporation Non-Employee, Non-Director, Officer & Consultant Non-Qualified Stock Option Plan is incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-114809).

11.1	Statement re: computation of per share earnings.

13.1	Annual Report to Shareholders for the year ended June 28, 2003. This exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing.

21.1	Subsidiaries of Applied Films Corporation is incorporated by reference to Exhibit 21 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-68476).

23.1*	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers Zhong Tian Certified Public Accountants Co., Ltd.

24.1*	Power of Attorney.

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and President and of the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed

Exhibit 23.2

PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers Zhong Tian
Certified Public Accountants Co., Ltd.
Mailing address:
12th Floor, Shui On Plaza
333 Huai Hai Zhong Lu
Shanghai 200021
People’s Republic of China
Telephone +86 (21) 6386-3388
Facsimile +86 (21) 6386 3300

7 June 2004

CONSENT OF INDEPENDENT ACCOUNTANTS

To: Applied Films Corporation

We hereby consent to the incorporation by reference in the Registration Statements of Applied Films Corporation of our report dated 27 February 2004 relating to the financial statements of Suzhou NSG AFC Thin Films Electronics Co., Ltd. as of 31 December 2003 and 2002 and for the three years ended 31 December 2003, which appears in the Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers Zhong Tian
CPAs Co., Ltd.

PricewaterhouseCoopers Zhong Tian
CPAs Co., Ltd.

Exhibit 31.1

CERTIFICATIONS

I, Thomas T. Edman, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Applied Films Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 9, 2004	/s/ Thomas T. Edman —————————————— Thomas T. Edman Chief Executive Officer and President

Exhibit 31.2

CERTIFICATIONS

I, Lawrence D. Firestone, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Applied Films Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 9, 2004	/s/ Lawrence D. Firestone —————————————— Lawrence D. Firestone Chief Financial Officer, Treasurer, Senior Vice President and Secretary

Exhibit 32.1

Each of Thomas T. Edman, Chief Executive Officer and President, and Lawrence D. Firestone, Chief Financial Officer, Treasurer, Senior Vice President and Secretary of Applied Films Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Annual Report on Form 10-K/A for the fiscal year ended June 28, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Annual Report on Form 10-K/A for the fiscal year ended June 28, 2003 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated: June 9, 2004

/s/ Thomas T. Edman
——————————————
Thomas T. Edman
Chief Executive Officer and President

/s/ Lawrence D. Firestone
——————————————
Lawrence D. Firestone
Chief Financial Officer, Treasurer,
Senior Vice President and Secretary

A signed original of this certification has been provided to Applied Films Corporation and will be retained by Applied Films Corporation and furnished to the Securities and Exchange Commission upon request.