Form 10-K
period 2004-06-26
APPLIED FILMS CORP
filed 2004-09-09
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2004

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

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X  No ____

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per-share price of $32.80 as of December 26, 2003, was $476,396,679. As of September 2, 2004, there were outstanding 14,838,859 shares of the Company’s Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

ITEM 1: Business

The following discussion contains trend information and other forward looking statements (including statements regarding future operating results, future capital expenditures, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. Our actual results could differ materially from our historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the section entitled “Risk Factors.” All period references are to our fiscal periods ended June 26, 2004, June 28, 2003, or June 29, 2002, unless otherwise indicated.

Applied Films Corporation’s Internet address is www.appliedfilms.com (this is an inactive textual reference site only). We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition and at no extra cost, we will also provide electronic or paper copies of our reports and other filings made with the Securities and Exchange Commission. All requests should be directed to Applied Films Corporation, Attention: Lawrence D. Firestone, 9586 I-25 Frontage Road, Suite 200, Longmont, Colorado 80504.

The information on our website is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this report.

ITEM 1(a): General Development of Business

Introduction

Applied Films Corporation (“Applied Films,” the “Company,” “we,” or “our”) is a leading provider of thin film deposition equipment to diverse markets such as the flat panel display (FPD), the architectural and solar glass, and the consumer products packaging and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

Our Markets

Our thin film deposition equipment solutions enable our customers to offer the latest product innovations in the following diverse markets:

Flat Panel Displays.  Flat panel displays, or FPDs, are used in a wide variety of consumer and industrial products, including laptop and flat panel desktop computer monitors, liquid crystal display, or LCD, televisions, plasma display televisions, cellular telephones, personal digital assistants, calculators, pagers, scientific instruments, portable video games, gasoline pumps, automotive instruments, point-of-sale terminals and a number of other electronic devices. Virtually all FPDs require optically transparent, electrically conductive thin films coated on substrates such as glass. Growth in the FPD market is driven by consumers’ desire for increased access to information in wireless and portable communication devices with display capabilities. Consumers also desire to replace heavy, bulky cathode ray tube, or CRT, monitors and televisions with thinner, lighter FPDs. The increasing affordability of FPDs significantly expands the potential market.

Architectural and Solar Glass.  Thin film coated glass is used in buildings for exterior window glass and solar energy collecting applications. Applying certain thin films on glass significantly reduces heat transfer through the glass, improving the efficiency of heating and cooling systems in buildings. In addition, thin films form conductive layers and are integral components of solar cells. Demand for architectural glass is driven by the need for energy conservation in commercial and residential construction. The demand for alternative energy sources, such as solar cells, is driven by the need to reduce the load on municipal power grids worldwide.

Consumer Products Packaging and Electronics.  Thin film deposition systems (“web coaters” or “roll coaters”) in the consumer products packaging and electronics, or web, market are used to deposit thin films on multi-layer flexible packaging for consumer food products and cigarettes and to produce capacitors and other electronic components. Thin films are applied to a thin plastic or metal foil substrate to create a barrier, extending shelf life in consumer food products. Thin films also provide the conductive and electronic elements critical to the manufacture of certain electronic products, such as capacitors and touch panel screens. The packaging market for web coaters is driven by demand for products packaged in bags and for decorative packaging. Demand for touch panel applications and capacitors is driving the electronics market for web coaters.

We have sold over 110 FPD thin film deposition systems, 50 architectural glass and solar thin film deposition systems and 500 web thin film deposition systems. We have developed leading thin film process and equipment technologies to meet our customers’ needs for sophisticated, technologically advanced thin film deposition equipment. We have over 134 patents and patent applications related to thin film technologies, and we continue to invest in research and development. Our manufacturing operations in Germany and Taiwan, together with our international sales and support offices enable us to provide thin film deposition equipment solutions to customers throughout the world, including our core markets in Asia, Europe and North America.

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

Our Strategy

Our objective is to enhance our position as a leading supplier of thin film deposition equipment. Key elements of our strategy include:

Build on our Leadership in our Core Markets.  We are a market leader with what we believe to be the largest installed base of thin film deposition equipment for the color filter side of the FPD process, the architectural market, and the consumer products packaging and electronics markets. We believe our reputation as a high quality supplier of thin film deposition equipment allows us to establish key customer relationships and to grow with these customers as they develop new products to meet market requirements. We intend to use our strong technological capabilities and long-standing customer relationships to continue to supply our existing customers with competitive solutions and capture additional market share in core markets.

Expand our Presence in our Existing Markets.  We have developed new technologies for existing markets that we serve. We have recently introduced our TRITON system using Physical Vapor Deposition or (PVD) to deposit thin films for the transistor or array side of the FPD which significantly expands our total available market for display coaters. We have developed the SmartWeb system which is a flexible clean room compatible coater that deposits thin films on flexible substrates in applications such as solar cell, flexible printed circuit board and flexible display applications thus expanding the total available market for web coaters. We believe our reputation as a high quality supplier of thin film deposition equipment allows us to partner with our customers to ensure our new and next generation technologies address the market requirements and to provide an alternative to competitive product offerings for the markets we serve.

Target Emerging High Growth Market Opportunities.  We have recently entered and are focusing our research and development efforts on several high growth markets, including solar cell and organic light emitting diodes (OLED). We have installed development and pilot production thin film deposition equipment for each of these markets, and are working with our strategic partners to develop our technologies in each of these areas.

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

Reduce Costs to Improve Margins.  In order to reduce our cost of goods sold and improve our gross and operating margins, we will continue to review all aspects of producing our thin film deposition equipment, including operating costs, transportation costs, component costs and product design.

Pursue Selective Acquisitions.  We regularly seek and evaluate acquisition opportunities that would enhance or complement our existing operations or otherwise offer growth opportunities consistent with our strategy and core competencies. For example, our acquisition and integration of the LAC business successfully completed our strategy of transforming our business from coating glass to manufacturing thin film deposition equipment, and our Helix acquisition expanded our manufacturing capacity to include Asia.

ITEM 1(b): Financial Information about Industry Segments

Historically, we supplied thin film coated glass primarily to LCD manufacturers and thin film deposition equipment to several markets. However, following the sale of the Hong Kong glass operations our only business segment is the manufacture and sale of deposition equipment. For further discussion see “ITEM 8: Financial Statements and Supplementary Data — Note 3: Sale of Hong Kong Coatings Division – Discontinued Operations”.

ITEM 1(c): Narrative Description of Business

Products

Our thin film coating systems are used in many different applications spanning three distinct markets. The following table illustrates our principal products:

End Markets and Products	Deposition Method	Examples of End Market Application	General Price Range (1)

Flat Panel Displays:
NEW ARISTO	PVD	Laptop/desktop monitors, LCD and plasma televisions	$4-8 million
TRITON	PVD	Laptop/desktop monitors, LCD and plasma televisions	Price not determined
VES 400 (Development)	Evaporative	OLED displays	Price not determined
Architectural and Solar Glass:
TERRA-G	PVD	Low-E window glass	$10-20 million
SOLARISTO	PECVD	Solar panels	$4-7 million
ECOVERA (Development)	PECVD	Solar panels	$3-5 million
ATON (Development)	PVD	Solar panels	$3-5 million
A-650	PVD	Solar panels	$2-5 million
Consumer Products Packaging and Electronics:
TOPMET	Evaporative	Potato chip bags	$1-3 million
MULTIMET	Evaporative	Capacitors	$1-3 million
SMARTWEB	PVD / Evaporative	Flexible Packaging / Electronics Applicable	$1-3 million
TOPBEAM	Evaporative	Food packaging (transparent)	$4-6 million
MULTIWEB	PVD	Touch panels	$4-8 million

1)  The price for a particular system may be greater or less than the general price range, depending on the specific configuration and specifications.

Thin Film Deposition Equipment

Flat Panel Displays

Our flat panel display in-line deposition equipment applies conductive, optical and barrier coatings for high resolution LCDs, and plasma display panels, or PDPs, used in computer monitors and high definition televisions.

TRITON.  Is a newly introduced advanced high throughput vertical deposition platform designed to accommodate larger than generation 6 substrate sizes. Specifically designed and built for the TFT array process, TRITON incorporates advanced designs that target demands of current and future TFT-LCD markets.

NEW ARISTO.  Our NEW ARISTO is an advanced thin film deposition system that accommodates the largest mother glass sizes, including generation 6 and 7, and meets the requirements of the color filter side of the active matrix LCD, plasma display television and color super twisted nematic, or CSTN, FPD markets. The system features high throughput, low cost of ownership and the capability for double-sided coatings.

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

Architectural and Solar Glass.  Our architectural thin film deposition systems apply Low-Emissivity or Low-E coatings on large glass substrates used in building glass. Our solar glass coating systems apply thin films that create the conductive layers on substrates used for energy collection in solar cells.

Terra-G.  Our Terra-G thin film deposition system is our most advanced coating system designed for the large architectural glass market. The Terra-G uses large planar magnetron or rotary cathodes and uniformly deposits multiple thin films across a large area at very high throughput rates. The Terra-G can be up to 150 meters long and can deposit up to 20 different thin films on a single side of glass during the process.

SOLARISTO.  Our SOLARISTO thin film deposition system, a derivative of the NEW ARISTO, is a vertical in-line system that handles medium-sized glass substrates. The SOLARISTO uses planar magnetron cathodes or a linear PECVD source and deposits multiple thin films on the substrate, while it moves vertically through the system.

ECOVERA.  Our ECOVERA thin film deposition system is a vertical coating system that applies the functional layers and transparent conductive oxide layers for amorphous silicon and microcrystalline solar cells.

ATON.  Our ATON thin film deposition system is a horizontal sputtering system that applies silicon nitride and other thin film layers for a polycrystalline wafer based solar cells.

A-650.  Our A-650 thin film deposition system is a horizontal coating system that applies the functional layers and other thin film layers for copper indium diselenide (CIS) or copper indium gallium diselenide (CIGS) solar cells.

Consumer Products Packaging and Electronics.  Our consumer packaging and electronics coating systems deposit thin films on flexible substrates used in various markets such as food packaging, decorative packaging or electronic applications such as electromagnetic interference shielding, capacitors, and touch panel applications. Thin films are applied to a thin plastic or metal foil substrate to create a barrier to promote freshness and extend shelf life in consumer products and are used as conductive coatings in the manufacture of certain electronic products, such as capacitors and touch panel screens.

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

SMARTWEB.  This new web system is designed as a modular, clean room compatible sputter roll coater for small width (400 to 800 mm) R&D and production applications. The specific advantages of the SmartWeb are high modularity and flexibility, low height, small footprint, linear arrangement of chambers, no moving parts above the coating drum and special designed load locks. The SmartWeb system offers a very high cost/performance ratio for medium throughput applications.

TOPBEAM.  Our TOPBEAM web thin film deposition system uses electron beam evaporation technology to produce transparent thin film barrier coatings used in the food packaging industry. The TOPBEAM web coating system uses high powered electron beam guns to evaporate metal or metal oxide.

MULTIWEB.  Our MULTIWEB thin film deposition system uses PVD processes to apply thin film conductive coatings primarily for touch panel and solar control coating applications.

Thin Film Coated Glass (China JV). TN, STN and CSTN Coated Glass.  Our China JV is a leading producer of twisted nematic, or TN, super twisted nematic, or STN and color super twisted nematic, or CSTN coated glass that is used for low resolution black and white and color LCDs. Their customers incorporate these LCDs into consumer products that include cellular phones, personal digital assistants and electronic instruments. To produce TN, STN, and CSTN coated glass, our China JV uses our proprietary in-line coating systems and batch systems to deposit thin films on high quality glass panels.

Sales, Marketing and Customers

Our customer base is global and we have sales offices in the United States, Germany, Hong Kong, Belgium, Taiwan, Korea, Japan and China, and utilize sales representatives worldwide to supplement the marketing activities of our sales force. The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer. We usually sell our thin film deposition equipment on a progress payment basis. We generally sell our spare parts on open account. Our customer payment history has been excellent.

In fiscal 2004, our ten largest customers accounted for approximately 65% of our net revenues. Revenues from our two largest customers in fiscal 2004, LG International and AFG Industries Inc., represented 13% and 12%, respectively, of our net revenues. Approximately 81% of our fiscal 2004 net revenues, 70% of our fiscal 2003 net revenues and 58% of our fiscal 2002 net revenues were derived from exports to customers outside of our manufacturing center in Europe, primarily to Asia.

Customer Service

We provide technical assistance and spare parts to support our customers. Technical assistance is an important factor in our business as most of our thin film deposition equipment is used in critical phases of our customers’ manufacturing process. Field engineers install the systems, perform preventive maintenance and repair services, and are available for assistance in solving customer problems. Our global presence permits us to provide these functions in proximity to our customers. We also maintain local spare part supply centers to facilitate quick support.

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

Our Alzenau, Germany, manufacturing facility contains approximately 268,000 square feet and includes general offices, research and development facilities, and equipment manufacturing facilities. This facility is leased from an independent third party. We design and manufacture thin film deposition equipment and can concurrently build multiple thin film deposition systems at this facility.

Our Tainan, Taiwan, manufacturing facility contains approximately 41,000 square feet and includes general offices, research and development facilities, and equipment manufacturing facilities. This facility is leased from an independent third party. We manufacture thin film deposition equipment and can concurrently build multiple thin film deposition systems at this facility.

Our China JV glass coating facilities are incorporated into the glass production facilities owned by Nippon Sheet Glass Co., Ltd. (NSG) and contain approximately 91,000 square feet located in Suzhou, China. Our China JV manufactures thin film coated glass at these facilities.

In addition to our Longmont, Alzenau, Tainan and China JV facilities, we have leased warehouse space from which we supply spare parts to customers on a just-in-time basis in Japan, Taiwan and Hong Kong. We also have leased sales offices in Belgium, Hong Kong, Korea, Japan, Taiwan, and China.

Competition

The key competitive factors in each of our markets include performance, hardware technology, process technology, after-sales support, service, price and payment terms. We believe we are competitive with respect to each of these factors. In each of our markets, we compete primarily with one or two companies, which vary from small to large in terms of the amount of their net revenues and range of products.

Our primary competitors in each of our markets are as follows:

Flat Panel Display Deposition Equipment.  For the FPD market, we compete against Ulvac Technologies, Inc. of Japan in the color filter market for FPD’s, and Ulvac Technologies, Inc., Unaxis Corporation of Switzerland, and Anelva Ltd. of Japan in the TFT array market for FPD’s.

Architectural and Solar Glass Deposition Equipment.  In the architectural glass market, we primarily compete against Von Ardenne, AG, a German thin film deposition equipment company. In the solar glass market, we primarily compete against Ulvac Technologies Inc. and Von Ardenne.

Consumer Products Packaging and Electronics Deposition Equipment.  Our most significant competitors in the packaging and electronics markets are Valmet General, a division of Metso Ltd. headquartered in the United Kingdom and Leybold Optics, AG of Germany.

Our markets are highly competitive. Many of our competitors have substantially greater financial, technical, marketing and sales resources than we have.

Research and Development

We have approximately 150 engineers and scientists in our company of which 58 are involved in research and development and 20 hold PhD degrees. We will continue to emphasize improvements in current equipment technology, the development of new process technologies for thin film deposition, and the modification of thin film material properties. Our success is based on superior engineering solutions, extensive experience with vacuum technologies, and the depth of our commercial deposition experience and the high quality performance of our systems. Our customer oriented solutions include cost effective thin film deposition, simplified process control, and innovative deposition equipment designs. We continue to build on these traditions in the development of process control and deposition design, which lower the cost of ownership to the customer.

        Our research and development expertise encompasses a wide range of deposition technologies, including:

•	Thermal evaporation by direct heating for organics and inorganics;

•	Electron beam evaporation for dielectrics;

•	Direct current, radio frequency and radio frequency superimposed direct current magnetron for reactive and non-reactive sputtering;

•	Alternating current magnetron (TWINMAGTM )for fully reactive sputtering;

•	Hollow cathode source for highly reactive coatings;

•	Direct current, radio frequency and microwave sources for PECVD;

•	Cleaning with direct current glow discharge, radio frequency etch and ion assisted etch; and

•	Arc evaporation for high speed deposition of barrier layers.

Our research and development expenditures were $9.2 million in fiscal 2002 and $12.2 million in fiscal 2003, and $16.8 million in fiscal 2004.

Intellectual Property

We use a combination of patent, copyright, trademark and trade secret protection as well as non-disclosure agreements and licensing arrangements to establish and protect our proprietary rights. Steps taken by us to protect our proprietary rights may not be adequate to prevent misappropriation of such rights or third parties from independently developing a functionally equivalent or superior technology. Worldwide, we have over 134 patents and patent applications.

We license certain intellectual property to Balzers Process Systems GmbH, an indirect subsidiary of Unaxis under an irrevocable, royalty-free, perpetual and worldwide license agreement. We also license certain intellectual property from Balzers Process Systems GmbH. The license is irrevocable, royalty-free, perpetual and worldwide.

Strategic Relationship with The Coca-Cola Company

In July 1997, we entered into a strategic relationship with The Coca-Cola Company to develop and produce thin film deposition equipment to apply barrier coatings to the outside of plastic bottles. We then entered into a Commercialization Agreement with The Coca-Cola Company and Krones AG effective September 2000. In June 2004, we negotiated the termination of the Commercialization Agreement and we are no longer pursuing the technology or the market for barrier properties on plastic bottles. We retain certain intellectual property rights following the termination of the Commercialization Agreement.

The Helix Acquisition

Effective June 2, 2004, we acquired the in-line systems division of Helix Technology, Inc. in Taiwan (Helix) which established an Asian manufacturing base for us. Prior to the completion of this acquisition, all of our manufacturing capacity was in Germany. The Helix acquisition adds manufacturing capacity along with 32 people in Tainan, Taiwan, bringing us closer to our Asian customer base. Revenues to customers in Asia were 62% of our total revenues for fiscal 2004.

The LAC Acquisition

Effective December 31, 2000, we acquired the LAC business from Unaxis, which expanded our capabilities in the FPD market and enabled our entry into other markets that we currently serve. We also agreed to license certain intellectual property from Unaxis, and Unaxis agreed to license certain intellectual property from us. Since December 31, 2002, Unaxis has been free to compete with us in our markets with certain intellectual property related to our deposition technology.

China Joint Venture

In fiscal 1999, we entered into a joint venture with NSG, a major Japanese glass manufacturer, to supply the low and high resolution coated glass market from a production base in Suzhou, China. Our China JV was formed as a limited liability company under the laws of the People’s Republic of China. We are 50%-50% joint venture partners with NSG, and the term of our China JV is 50 years. Profits, dividends, risks and losses are also shared by the partners in proportion to their equity contributions. Each party has contributed $3.2 million equity in cash.

Our strategy for our China JV has involved the transfer of the majority of our thin film coated glass manufacturing capacity to China. Our China JV facility produces coated glass immediately adjacent to its primary source of raw glass, NSG, and in close proximity to our China JV’s Asian customer base. During fiscal 2003, our China JV expanded into the color STN market by supplying thin film coating for color filter glass. We also continue to evaluate business opportunities that could strengthen our position with our China JV’s customers.

Employees

As of June 26, 2004, we employed a total of 589 people. Our United States and Asian workforce is non-union, and, like most companies in Germany our German workforce is represented by a workers’ council. We negotiate wages and benefits annually with our German workforce. We consider our relationship with our employees to be good.

We operate under a participative management system that we believe enhances productivity by emphasizing individual employee opportunity and participation both in operating decisions and in our profitability. We believe this emphasis assists with enhanced productivity, cost control, and product quality and has helped us attract and retain capable employees.

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

Trademarks

ARGUS³, ARISTO, ATON, A-Series, ATX-700, BTX, DuoMag, EcoVeRa, ESCOSYS, HoloVap, MULTIMET, MULTIWEB, NEW ARISTO, OPTOPLEX, PatVap, SmartWeb, SOLARISTO, Terra-G, TOPBEAM, TOPMET, ToraMag, TreatMag, TriMag, TRITON, Twin-AR-Mag, TwinMag and VES400 are trademarks or registered trademarks of ours.

ITEM 1 (d): Information About Foreign Operations

See “ITEM 1(c): Narrative Description of Business – Sales, Marketing, and Customers” and “China Joint Venture”.

ITEM 2: Properties

See “ITEM 1(c): Narrative Description of Business – Manufacturing and Facilities”

ITEM 3: Legal Proceedings

From time to time, we may be subject to litigation and claims incident to our business. As of the date of this report, we are not involved in any legal proceedings which, if not settled in our favor, would, individually or collectively, have a material adverse impact on our financial condition or results of operations.

ITEM 4: Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 2004 to a vote of our shareholders.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Thomas T. Edman Lawrence D. Firestone J.H. Bae Joachim Nell James P. Scholhamer Allen H. Alley Richard P. Beck John S. Chapin Gerald J. Laber Vincent Sollitto, Jr.	42 46 46 46 38 50 71 63 60 56	Director, President and Chief Executive (2)
Chief Financial Officer, Treasurer, Senior Vice
President and Secretary (2)
Vice President Asia Pacific (2)
Executive Vice President of Worldwide Sales and
Marketing (2)
Senior Vice President - Operations, R&D and
Design (2)
Director (1) (5)
Director, Chairman of the Board (1) (3)
Director
Director (6)
Director (1) (4)

(1) Member of the Audit, Compensation and Nominating and Governance Committees.
(2) Executive Officer
(3) Chairman of Audit Committee
(4) Chairman of Compensation Committee
(5) Chairman of Nominating and Governance Committee
(6) Member of the Audit Committee

Thomas T. Edman has been employed by our company since June 1996 and has served as our President and Chief Executive Officer since May 1998. From June 1996 until May 1998, Mr. Edman served as Chief Operating Officer and Executive Vice President. Mr. Edman has served as a director of our company since July 1998. From 1993 until joining our company, he served as General Manager of the High Performance Materials Division of Marubeni Specialty Chemicals, Inc., a subsidiary of a major Japanese trading corporation. Mr. Edman also serves on the national board of directors of the American Electronics Association, a professional trade organization, and is chairman of its audit committee. He also serves on the Governing Board of the USDC (United States Display Consortium). Mr. Edman has a Bachelor of Arts degree in East Asian studies (Japan) from Yale University and a Master’s degree in business administration from The Wharton School at the University of Pennsylvania.

Lawrence D. Firestone has served as our Chief Financial Officer, Treasurer and Secretary since July 1999 and as our Senior Vice President as of July 2003. From 1996 until 1999, Mr. Firestone served as Vice President and Chief Operating Officer of Avalanche Industries, Inc., a contract manufacturer of custom cables and harnesses. From 1993 to 1996, Mr. Firestone served as Director of Finance and Operations for the Woolson Spice and Coffee Company, a gourmet coffee roasting and distribution company, and from 1988 to 1993, as Vice President and Chief Financial Officer for TechniStar Corporation, a manufacturer of robotic automation equipment. From 1981 to 1988, Mr. Firestone served in various capacities and finally as Vice President and Chief Financial Officer at Colorado Manufacturing Technology, a contract manufacturer that specialized in printed circuit board and cable assembly. Additionally, Mr. Firestone serves on the board of directors of HyperSpace Communications, Inc, and he serves as chairman of their audit and governance committees. Mr. Firestone has a Bachelor of Science degree in business administration with a concentration in accounting from Slippery Rock State College.

J.H. Bae has served as our Vice President of Asia Pacific since January 1, 2004 and President of Applied Films Korea, Ltd since July 2003. Mr. Bae joined Applied Films in July 1, 2003 from IPS Ltd., a Korean manufacturer of vacuum deposition equipment for the semiconductor and flat panel display markets where he was the CEO & Executive Director. Mr. Bae was employed by IPS Ltd. from May 1996, through February 2003. Prior to his experience at IPS, he was the Executive Director of Varian Korea Ltd, a manufacturer of vacuum deposition equipment & ion implanters for the semiconductor industry, and before Varian Korea, Mr. Bae was employed by Samsung Electronics and other companies in various capacities first as an Equipment Engineer in 1975 and finally as the Sales & Service Director of JaeLim Engineering Ltd.

Joachim Nell has served as our Executive Vice President of Worldwide Sales and Marketing since January 1, 2004. Mr. Nell joined Applied Films from Jusung Engineering Company, a Korean manufacturer of vacuum deposition equipment for the flat panel display and semiconductor markets where he was the President of its subsidiary Jusung Europe GmbH and the Corporate Vice President, International Markets & Corporate Strategies. Mr. Nell was employed by Jusung Engineering Company from January 2000 through December 2003. Prior to his experience at Jusung, he was the Managing Director of STEAG Electronic Systems a capital equipment supplier to the Semiconductor industry, and before STEAG, Mr. Nell was employed by IBM in various capacities first as an engineer in 1985 and finally as the Marketing & Sales Director of the Electro-Ceramics division. Mr. Nell graduated from the University of Karlsruhe with a degree in electrical engineering (Dipl.-Ing.)

James P. Scholhamer has served as our Senior Vice President of Worldwide Operations, R&D and Design since July 2003. From January 2001 to July 2003, Mr. Scholhamer was the Vice President — Operations and from August 1997 to January 2001 he was the Director of Operations for Thin Film Coatings. From 1992 until he joined the company, Mr. Scholhamer held the titles of Manufacturing Manager and Process Engineer at Viratec Thin Films, Inc. From 1989 to 1992, Mr. Scholhamer served as Production Manager and Process Engineer at Ovonic Synthetic Materials, Inc., a division of Energy Conversion Devices. Mr. Scholhamer has a Bachelor of Science degree in engineering from The University of Michigan.

Allen H. Alley has been a director of our company since September 2002. Mr. Alley co-founded Pixelworks and has served as the President, CEO, and Chairman of the Board of Pixelworks (NASDAQ:PXLW) since its inception in 1997. From 1992 to 1997, Mr. Alley served as the Vice President Corporate Development, Engineering and Product Marketing at InFocus Systems, a leading electronic display company. While at InFocus, Mr. Alley was also the co-CEO of a joint venture with Motorola, Inc. called Motif. From 1986 until 1992, Mr. Alley served as General Partner with Battery Ventures, a venture capital investment firm. From 1983 to 1986, Mr. Alley was the Director of Mechanical Computer Aided Engineering of Computervision Corporation, a computer-aided design software developer. From 1979 to 1983, Mr. Alley was a Lead Mechanical Engineer at Boeing Commercial Airplane Division. From 1976 to 1979, Mr. Alley served as a Product Design Engineer for the Ford Motor Company. Additionally, Mr. Alley serves on the board of directors of the Oregon Museum of Science and Industry, is the Chairman of the Oregon Council of Knowledge and Economic Development, and in February 2002, he accepted an appointment by President George W. Bush to the U.S.-Japan Private Sector Government Commission. Mr. Alley holds a Bachelor of Science degree in mechanical engineering from Purdue University.

Richard P. Beck has served as our Chairman of the Board since October 2001 and as a director since May 1998. From March 1992 to May 2002, Mr. Beck served in various capacities for Advanced Energy Industries, Inc (NASDAQ:AEIS), a manufacturer of power conversion and integrated technology solutions, including Senior Vice President from November 2001 to May 2002, Senior Vice President and Chief Financial Officer from February 1998 to November 2001, and Vice President and Chief Financial Officer from March 1992 to February 1998, and he continues to serve as a director of the company. From November 1987 to March 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck serves as a director of Photon Dynamics, Inc. (NASDAQ:PHTN), and TTM Technologies, Inc (NASDAQ:TTMI), and he serves as chairman of their audit committees. Mr. Beck has a Bachelor of Science degree in accounting and a Master’s degree in business administration in finance from Babson College.

John S. Chapin co-founded Applied Films Lab, Inc. in 1976 and served as Vice President of Research until his retirement in November 2000 he also served as Corporate Secretary from 1976 to November 2000. Mr. Chapin has also served as a director of our company since its inception. Mr. Chapin is the inventor of the planar magnetron and co-inventor of a reactive sputtering process control. Mr. Chapin has a Bachelor of Science degree in geophysics from the Colorado School of Mines and a Master’s degree in electrical engineering from the University of Colorado.

Gerald J. Laber has been a director of our company since July 2004. Mr. Laber spent 33 years with Arthur Andersen, LLP, from June 1965 through August 2000, including over 20 years as an audit partner with extensive experience in auditing public companies and dealing with financial statement disclosure and accounting matters. Mr. Laber currently serves on several boards of directors including: Spectralink Corporation (NASDAW:SLNK); Healthetech, Inc (NASDAQ:HETC); Centennial Specialty Foods (NASDAQ:SmallCap Market: CHLE); QualMark Corporation (OTBB:QMRK); and Scott’s LiquidGold, Inc. (OTC:SLGD), and he serves as the chairman of their audit committees. Mr. Laber is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Laber has a Bachelor of Science degree in Business Administration with a major in accounting from the University of South Dakota.

Vincent Sollitto, Jr. has been a director of our company since October 1999. Since June 2003, Mr. Sollitto has been the President and Chief Executive Officer and member of the board of Brillian Corporation. From July 1996 to February 2003, Mr. Sollitto was President and Chief Executive Officer and a member of the Board of Directors of Photon Dynamics, Inc. From August 1993 to 1996, Mr. Sollitto was the General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Prior to 1991, Mr. Sollitto spent 21 years in various management positions at IBM, including Director of Technology and Process. Mr. Sollitto serves as a director on the board of Ultratech Inc. (NASDAQ:UTEK), and Brillian Corporation (NASDAQ:BRLC). Mr. Sollitto holds a Bachelor of Science degree in electrical engineering from Tufts College.

Executive Officers

The Board of Directors elects executive officers on an annual basis. Executive officers serve at the pleasure of the board.

ADDITIONAL ITEM: RISK FACTORS

You should carefully consider the following risk factors and other information contained or incorporated by reference in this report before deciding to invest in our common stock. Investing in our common stock involves a high degree of risk. The risks and uncertainties described below may not be the only ones we face. If any of the following risks actually occurs, our business could be harmed and the market price of our common stock could decline, and you may lose all or part of your investment. Please see “Forward Looking Statements” on page 35 of this report.

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

Our business depends on the purchasing requirements of our customers in the FPD, architectural and solar glass, and the consumer products packaging and electronics markets. Certain of these markets, in particular the FPD market, have been subject to dramatic cyclical variations in product supply and demand. The timing, length and severity of these cycles are difficult to predict. In some cases, these cycles have lasted more than a year. Manufacturers may contribute to these cycles by over- or under-investing in manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles.

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

The FPD market experiences downturns, and there can be no assurance as to future demand for active matrix LCDs, thin film transistors, or TFTs, or plasma display panels. Unfavorable economic conditions that relate to the consumer electronics or other industries in which we operate, or that result in reductions in capital expenditures by our customers, could have a material adverse effect on our business, operating results, financial condition and prospects.

Our industry is subject to rapid technological change, and we may not be able to forecast or respond to commercial and technological trends.

Our growth strategy and future success is dependent upon commercial acceptance of products that incorporate technologies we have developed and are continuing to develop. The market for thin film deposition equipment is characterized by rapid change and frequent introductions of enhancements to existing products. Technological trends have had and will continue to have a significant impact on our business. Our results of operations and ability to remain competitive are largely based upon our ability to accurately anticipate customer and market requirements. Our success in developing, introducing and selling new and enhanced products depends upon a variety of factors, including:

•	accurate technology and product selection;

•	timely and efficient completion of product design and development;

•	timely and efficient implementation of manufacturing and assembly processes;

•	product performance in the field; and

•	product support and service and effective sales and marketing.

We may not be able to accurately forecast or respond to commercial and technological trends in the industries in which we operate.

Technological changes, process improvements, or operating improvements that could adversely affect us include:

•	development of new technologies by our competitors;

•	changes in product requirements of our customers;

•	changes in the way coatings are applied to glass, paper or metal foil;

•	development of new materials that improve the performance of the coated substrate; and

•	improvements in the alternatives to our technologies.

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

We derive a substantial portion of our net revenues from complex, customized products that are a major capital expenditure for our customers and typically require long lead times. Because of the significance of the product purchase decision, prior to placing an order, prospective customers generally commit resources to test and evaluate our products and often require a number of product presentations and demonstrations before reaching a sufficient level of confidence in the product’s performance and compatibility with the customer’s specific requirements. The sales cycle of our products is protracted, requiring us to invest significant marketing and engineering resources in attempting to make sales and delaying the generation of revenue. Following periods of economic downturn during which the sales process may have been suspended, the long sales cycle will lengthen the period following economic recovery before we will begin to receive revenues. Long sales cycles also subject us to other risks, including customers’ budgetary constraints, internal acceptance reviews and cancellations. The time required for our customers to incorporate our products into their systems can also be lengthy and require significant on-site engineering support. Because our customers’ final payment obligations are not triggered until ultimate product acceptance, any delay in acceptance could postpone our receipt of the final 10-20% of the purchase price.

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

Some of our competitors may be willing to reduce their profit margins or even sell at a loss to win market share, which could result in fewer sales for us and reduced profit margins on the equipment we sell.

Some of our competitors offer a broader range of integrated products in a particular market. If we are unable to develop a more extensive line of products, customers could elect to purchase products from a supplier that offers a more extensive range of products, making it more difficult for us to sell products which are just one part of an integrated process.

In addition, new companies may in the future enter the markets in which we compete, further increasing competition.

We believe that our ability to compete successfully depends on a number of factors, including:

•	performance, quality and reliability of our products;

•	cost of owning and using our products;

•	our ability to ship products on the schedule required;

•	quality of the technical service we provide;

•	timeliness of the services we provide;

•	our success in developing new products and enhancements;

•	existing market and economic conditions;

•	foreign currency exchange conditions; and

•	price of our products and our competitors' products.

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

Export revenues to customers outside of our manufacturing center in Europe represented approximately 58% of our net revenues in fiscal 2002, 70% of our net revenues in fiscal 2003 and 81% of our net revenues in fiscal 2004. The principal international markets into which we and our China JV sell our products include China (including Hong Kong), Korea, Japan and Taiwan. Banking and currency problems in Asia have had and may continue to have an adverse impact on our revenues and operations. Our operations in China will be subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors. This growth may continue to be uneven and any slowdown may have a negative effect on our business. We believe international sales will continue to represent a significant portion of our sales, and that we will continue to be subject to the normal risks of conducting business internationally. Such risks include:

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

In fiscal 2004, approximately 95% of our net revenues were denominated in Euros and approximately 1% were denominated in U.S. dollars. Any strengthening or weakening of the Euro or U.S. dollar in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness, as our products will become more expensive to customers outside Europe and less competitive with products produced by competitors outside Europe. Our China JV transacts much of its business in Chinese Yuan Renminbi. While this currency has remained fairly constant in value, any devaluation of the Chinese Yuan Renminbi would adversely affect our business, operating results, financial conditions and prospects. Foreign sales also expose us to collection risks in the event it becomes more expensive for our foreign customers to convert their local currencies into Euro. Fluctuations in exchange rates could adversely affect our competitive position or result in foreign exchange losses, either of which could materially adversely affect our business, operating results, financial conditions and prospects.

Our consolidated financial statements are expressed in U.S. dollars. However, the assets, liabilities and results of operations of our German operations are reported in Euros. The translation exposures that result from the inclusion of financial statements that are expressed in functional currencies other than U.S. dollars are reported in the “other cumulative comprehensive income (loss)” line in stockholders’ equity. As of June 26, 2004, the unrealized translation adjustment in “other cumulative comprehensive income (loss)” was $12.6 million, which was primarily attributable to the goodwill and other intangible assets from the LAC acquisition that are denominated in Euros and intercompany debt denominated in the functional currency of the country in which our subsidiary that received the loan is organized.

We derive a significant portion of our revenue from large sales to a small number of large customers, and if we are not able to retain these customers, or if they reschedule, reduce or cancel orders, our revenues would be reduced and our financial results would suffer.

Our ten largest customers accounted for approximately 65% of our net revenues in fiscal 2004. Revenues from our two largest customers in fiscal 2004, LG International and AFG Industries, Inc. represented 13% and 12%, respectively, of our net revenues. Revenues from our largest customers have varied significantly from year to year and we expect that this condition will continue in the future. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. If a large order were delayed or cancelled, our revenues would significantly decline, and the loss of, or a significant reduction of purchases by, one or more of our significant customers would materially adversely affect our business, operating results, financial condition and prospects. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. There are a limited number of potential customers in each of our markets, and we expect that sales to a relatively small number of customers will continue to account for a high percentage of our revenues in those markets in the foreseeable future.

The failure of our strategic partners to devote adequate resources to developing new and improved technologies or marketing and distributing our products could limit our ability to grow or sustain our revenues and earnings.

The success of our strategy to develop emerging high growth market opportunities depends on the level of product development support we receive from our strategic partners. For example, we have been working with a strategic partner in the OLED market who has purchased one of our systems and is working with us as we develop the thin film and process technologies to shorten our development time for a high volume production solution for color OLEDs. If our partner were to halt or otherwise modify their development plans this could have a materially adverse effect on our product development time table.

If we are unable to continue to introduce new products, our results will be adversely affected.

We believe our future growth depends significantly upon our ability to successfully introduce new products, such as our TRITON, SmartWeb, SOLARISTO, ECOVERA, ATON, A-650, and our VES 400 deposition systems. We are subject to the risks inherent in the development of new products, including risks associated with attracting and servicing a customer base, manufacturing products in a cost-effective and profitable manner, and training qualified engineering, manufacturing, service and marketing personnel. Some of our competitors have experience manufacturing and selling products that compete with products we introduce, and have existing customers for these products. Product development is based on our expectations regarding future growth of target markets, but it is difficult to anticipate the direction of future growth and to design equipment to meet the needs of a changing market. Changes in technology could render our products less attractive. If the market for our new products fails to grow, or grows more slowly than anticipated, we may be unable to realize the expected return on our investment in product development, and our business, operating results, financial condition and prospects could be materially adversely affected.

We manufacture all of our equipment products at two facilities, and our China JV operates at one facility, and any prolonged disruption in the operations of those facilities or a demand for products that exceeds the manufacturing capacity at such facilities, could have a material adverse effect on our revenues or equity earnings.

We produce all of our thin film deposition equipment in our manufacturing facilities located in Alzenau, Germany and Tainan, Taiwan. Our China JV produces all of its coated glass in its facilities leased in Suzhou, China. Any prolonged disruption in the operations of our manufacturing facilities, whether due to technical or labor difficulties, destruction or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems on time, our revenues could also be adversely affected.

If we deliver systems with defects or that fail to meet specifications, our credibility will be harmed and the market acceptance and sales of our systems will decrease.

Our systems are complex, are often customized and sometimes have contained defects or fail to meet contractual specifications. Most of our systems are uniquely designed for a particular customer, and occasionally incorporate new features which have not previously been tested. If we deliver systems with defects or fail to meet specifications, our credibility and the market acceptance and sales of our systems could be harmed. In addition, if our systems contain defects or fail to meet specifications, we may incur contractual penalties and be required to expend significant capital and other resources to alleviate such problems. Such problems could also damage our relationships with specific customers, impair market acceptance of our products and adversely affect our gross profit margins and operating results.

We depend on the continuing cooperation of our joint venture partner in China.

Our equity earnings from our China JV depend solely on our joint venture with Nippon Sheet Glass Co., Ltd., or NSG, in China. The results of our China JV depend on the continuing cooperation of NSG. The success of our China JV is subject to a number of risks, over many of which we have limited control. We rely on NSG to house our China JV within its glass fabrication facility and to supply glass to our China JV. We also rely on NSG’s management personnel to manage the day-to-day operations of our China JV, and the managing director of our China JV is employed by NSG as well as by our China JV. We do not have employment agreements with any management personnel at our China JV. Our China JV’s future success will depend in part on our ability to continue to effectively participate in our China JV and manage our relationship with NSG. Our business, operating results, financial condition or growth could be materially adversely affected if NSG ceases to supply glass to our China JV, focuses its management and operational efforts on other activities or terminates the joint venture.

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

The coated glass market is highly competitive and subject to pricing pressures, which could adversely affect our China JV's operating results.

The market to supply thin film coated glass to LCD manufacturers is highly competitive. Many of our China JV competitors have substantially greater financial, technical, marketing and sales resources than our China JV. Additional competitors may enter our markets, certain of which may offer lower prices. Prices for much of our low resolution thin film coated glass products supplied to the LCD market declined in past years. Our China JV may in the future experience pricing pressures as a result of a decline in industry demand, excess inventory levels, increases in industry capacity or the introduction of new technologies. Many of our China JV customers are under continuous pressure to reduce prices, and we expect to continue to experience downward pricing pressures on their thin film coated glass products. Our China JV is frequently required to commit to price reductions before they know that the cost reductions required to maintain profitability can be achieved. To offset declining sales prices, our China JV must achieve manufacturing efficiencies and cost reductions and obtain orders for higher volume products. If they are unable to offset declining sales prices, equity earnings from our China JV will decline.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from infringements or challenges by third parties.

Our success and ability to compete depends in large part upon protecting our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary rights. These laws, agreements and measures may not be sufficient to protect our technology from third-party infringements or to protect us from the claims of others. We have not filed our registered patents and trademarks for patent or trademark protection in all of the jurisdictions in which such filings may be made. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of such rights or that third parties will not independently develop a functionally equivalent or superior technology. Patents issued to us may be challenged, invalidated or circumvented; our rights granted under those patents may not provide competitive advantages to us; and third parties may assert that our products infringe their patents, copyrights or trade secrets. Third parties could also independently develop functionally equivalent or superior technology and similar products or duplicate our products. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed.

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

From time to time, we have received claims of infringement from third parties. Any claims that our products infringe proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights and could also result in an injunction barring us from making or selling any infringing product. These lawsuits, regardless of their outcome, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation could force us to do one or more of the following:

•	lose our proprietary rights;

•	stop manufacturing or selling our products that incorporate the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all and may involve significant royalty payments;

•	pay damages, including treble damages and attorney's fees in some circumstances; or

•	redesign those products that use such technology.

If we are forced to take any of the foregoing actions, our business could be severely harmed.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in Europe and the United States.

In fiscal 2004, 81% of our revenue was derived from sales in foreign countries outside of our manufacturing center in Europe, including certain countries in Asia such as Taiwan, Korea, China and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of Europe and the United States, and many companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for protecting intellectual property internationally. In many instances, the publication of a patent prior to the filing of a patent application in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential for at least 18 months after first filing, in Taiwan, the contents of a patent are published upon filing, which provides competitors an advance view of the contents of a patent application prior to the establishment of the patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to develop competing technology and sell competing products.

We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP. U.S. GAAP requires us to annually evaluate whether certain assets have been impaired. Annually, and more frequently if a triggering event occurs, the Company is required to test the carrying value of goodwill for impairment using a fair-value-based approach. In addition, U.S. GAAP also requires us to evaluate the carrying value of all long-lived intangible assets other than goodwill whenever events or circumstances indicate that the carrying value of assets may exceed their recoverable amounts. An impairment loss on long-lived intangible assets other than goodwill is recognized when the undiscounted estimated future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. One or more impairment losses could adversely affect our financial condition and results of operations.

In accordance with the Financial Accounting Standards Board, or FASB, pronouncements under FASB 142 regarding goodwill and intangible assets and under FASB 144 long-lived assets, we have $79.9 million in goodwill and other intangible assets on our balance sheet of which $64.1 million is goodwill, which we do not amortize related to the LAC and Helix acquisitions. We undergo an impairment test each year. As a result of the significance of this goodwill amount, our results of operations and financial position in future periods could be negatively impacted should one or more impairments of goodwill occur.

We record our portion of the earnings from our China JV in the Investment in Joint Venture line item of the balance sheet. This item is a long-lived asset, and we evaluate it annually or more frequently as conditions demand to evaluate for impairment. This asset could become impaired and our financial statements would need to be adjusted to reflect this impairment. This could negatively impact our financial results.

Potential changes in accounting standards or new pronouncements might cause us to revise our financial disclosure in the future, which might change the way analysts measure our business or financial performance.

Recently discovered accounting irregularities in various industries have forced regulators and legislators to take a renewed look at accounting practices, financial disclosures, companies’ relationships with their independent auditors, stock option expensing and retirement plan practices. Because it is still unclear what laws or regulations will develop, we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or in our operations specifically.

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

We rely on third-party suppliers to provide all raw materials and components for our products. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations in a timely manner, as well as any increases in the cost of their components or lapses in quality, could have a material adverse effect on our business, financial condition, profitability and cash flows.

The success of any future acquisitions are subject to uncertainty and any completed acquisitions may reduce our earnings, be difficult to integrate, not perform as expected or require us to obtain additional financing.

We evaluate selective possible acquisitions that we believe to be consistent with our strategy and core competencies. Such acquisitions may be carried out through the purchase of assets, joint ventures, licenses or by acquiring other companies. However, we cannot assure you that we will be able to complete acquisitions on satisfactory terms, if at all. In particular, we may not be able to identify suitable acquisition candidates, and we may have to compete for acquisition candidates. Our competitors may have greater resources than us and therefore be better able to complete acquisitions or may cause the ultimate price we pay for acquisitions to increase. If we fail to achieve our acquisition goals, our growth may be limited.

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

Our future success will depend largely upon the continued services of our executive officers and certain other key employees. The loss of the services of one or more of the executive officers or other key employees could materially adversely affect our business. We do not have key-man life insurance on any of our executive officers or other key employees. Our future success will depend in part upon our ability to attract and retain additional qualified managers, engineers and other employees. Our business, operating results, financial condition or growth could be materially adversely affected if we were unable to attract, hire, assimilate, and train these employees in a timely manner.

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

All of our outstanding shares of common stock, other than shares owned by affiliates and Helix Technology, Inc., are freely tradeable without restriction or further registration. Affiliates and Helix Technology, Inc. must comply with the volume and other requirements of Rule 144, except for the holding period requirements, in the sale of their shares. Sales of substantial amounts of common stock by our stockholders, including shares issued upon the exercise of outstanding options and warrants, or even the potential for such sales, may have a depressive effect on the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

PART II

ITEM 5: Market for Registrant’s Common Stock Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the NASDAQ National Market under the symbol “AFCO” since November 21, 1997. The following table sets forth, for the quarters indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ National Market.

	High	Low
Fiscal 2002:
First Quarter	$25.30	$12.95
Second Quarter	34.47	15.03
Third Quarter	35.20	20.82
Fourth Quarter	27.95	9.05
Fiscal 2003:
First Quarter	$11.99	$7.90
Second Quarter	21.67	7.41
Third Quarter	21.40	12.80
Fourth Quarter	26.15	14.90
Fiscal 2004:
First Quarter	$34.70	$23.75
Second Quarter	35.00	25.46
Third Quarter	38.95	26.93
Fourth Quarter	31.41	22.87
Fiscal 2005:
First Quarter (through September 2, 2004)	$30.84	$16.50

On September 2, 2004, the last reported sale price of our common stock on the NASDAQ National Market was $19.78 per share, and there were approximately 40 stockholders of record of the common stock. We estimate that there are approximately 6,654 beneficial owners of the common stock.

On June 1, 2004, we issued 80,826 unregistered shares of our common stock to Helix Technology, Inc. as part of the purchase price for the In-line Systems division of Helix Technology, Inc., Taiwan. We relied on Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering.

Information required by this item regarding equity compensation plans is addressed in Item 12 of Part III of this report.

ITEM 6: Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended June 26, 2004, June 28, 2003, and June 29, 2002, and the consolidated balance sheet data as of June 26, 2004 and June 28, 2003, have been derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended June 30, 2001 and July 1, 2000, and the consolidated balance sheet data as of June 29, 2002, June 30, 2001, and July 1, 2000, have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

The amounts below have been adjusted to show the operating results of our Longmont coatings division, which was sold on September 24, 2002, and the Hong Kong Coated Glass division which was sold on September 26, 2003, as discontinued operations.

	Fiscal Year Ended

	July 1, 2000	June 30, 2001	June 29, 2002	June 28, 2003	June 26, 2004

Consolidated Statement of Operations Data:	(in thousands except per share data)
Net revenues	$7,133	$84,891	$129,897	$148,136	$228,437
Cost of goods sold	5,348	63,913	97,658	112,321	167,874

Gross profit	1,785	20,978	32,239	35,815	60,563
Operating expenses:
Research and development	1,237	6,303	9,220	12,178	16,830
Selling, general and administrative	3,937	15,539	23,483	24,040	27,828
In-process research and development	-	11,500	-	-	2,226
Amortization of goodwill and other intangible assets	-	5,036	3,356	3,779	4,335

Income (loss) from operations	(3,389)	(17,400)	(3,820)	(4,182)	9,344
Other income (expense), net
Interest income (expense), net	447	1,034	701	2,025	2,077
Other income, net	272	805	2,249	1,600	1,953
Equity earnings of Joint Venture	2,381	4,421	465	2,231	3,564

Income (loss) from continuing operations before income taxes	(289)	(11,140)	(405)	1,674	16,938
Income tax benefit (expense)	1,257	6,126	(68)	(307)	(4,942)

Income (loss) from continuing operations	968	(5,014)	(473)	1,367	11,996
Discontinued operations:
Income (loss) from discontinued operations, net of tax	2,155	681	(549)	258	(418)
Gain on disposal of discontinued operations, net of tax	-	-	-	429	783

Discontinued operations, net of tax	2,155	681	(549)	687	365
Cumulative effect of change in accounting principle, net of tax	(50)	-	-	-	-
Net income (loss)	3,073	(4,333)	(1,022)	2,054	12,361
Preferred stock dividends	-	(367)	(315)	-	-

Net income (loss) applicable to common stockholders	$3,073	$(4,700)	$(1,337)	$2,054	$12,361

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.23	$(0.84)	$(0.08)	$0.12	$0.87
Income (loss) from discontinued operations	0.50	0.11	(0.06)	0.06	0.03
Cumulative effect of change in accounting principle, net of tax	(0.01)	-	-	-	-

Basic income (loss) per share	$0.72	$(0.73)	$(0.14)	$0.18	$0.90

Diluted:
Income (loss) from continuing operations	$0.21	$(0.84)	$(0.08)	$0.12	$0.85
Income (loss) from discontinued operations	0.49	0.11	(0.06)	0.06	0.03
Cumulative effect of change in accounting principle, net of tax	(0.01)	-	-	-	-

Diluted income (loss) per share	$0.69	$(0.73)	$(0.14)	$0.18	$0.88

Weighted average common shares outstanding:
Basic	4,255	6,414	9,628	11,096	13,765
Diluted	4,439	6,414	9,628	11,250	14,060

	Fiscal Year Ended

	July 1, 2000	June 30, 2001	June 29, 2002	June 28, 2003	June 26, 2004

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities .	$52,225	$25,905	$74,679	$74,437	$150,583
Restricted cash(1)	-	331	7,971	19,064	2,095
Working capital	63,785	17,025	81,128	88,684	189,303
Total assets	79,673	167,042	215,655	255,642	378,598
Long-term debt, net of current portion	-	6,483	-	-	-
Total stockholders' equity	$73,197	$89,192	$154,570	$177,198	$298,527

1)	Restricted cash represents cash that is pledged to provide bank guaranty’s on cash deposits for contracts with certain customers.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of thin film deposition equipment to diverse markets such as the flat panel display, the architectural and solar glass, and the consumer products packaging and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

We have exited the contract coated glass business over the last six years. Beginning in fiscal 1999, we moved the majority of our production of coated glass from Longmont to our China JV. Because of the 50%-50% ownership structure of our China JV, the revenues and expenses of our China JV are not consolidated and do not appear as revenues and expenses in our financial statements. Our 50% portion of the China JV net income is reported as “Equity earnings of joint venture” in our consolidated statements of operations. In September 2002, we sold our Longmont coatings division, which included certain assets related to our contract glass coating business, to Optera, Inc. In September 2003, we sold our coated glass sales business located in Hong Kong to NSG. The financial statements for the prior periods have been restated to reflect the effect of the sale of those businesses and the results have been included as discontinued operations.

Over the last four years we have enhanced our position as a market leading manufacturer of thin film deposition equipment. In December 2000, we completed the acquisition of the LAC business of Unaxis which improved our position in FPD and enabled our entry into additional markets.

In June 2004, we completed the acquisition of the In-Line Systems division of Helix Technology, Inc. in Taiwan. The acquisition provided us with an additional 32 people who are familiar with our products, as well as a facility that will serve as our Asian manufacturing base, where we expect to manufacture some of our display systems beginning late in fiscal 2005. We believe manufacturing in Taiwan will allow us to reduce our manufacturing and shipping costs and reduce the transit time for systems sold to our customers in Asia. The addition of technical personnel in Asia will also enhance our customer service.

Revenues for our thin film deposition equipment are generally recognized using the percentage-of-completion method of accounting, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. We operate with a certain amount of unrecognized revenue, which we refer to as backlog, on our contracts in progress. Customers usually make progress payments during the term of the contract. We usually receive approximately 80% to 85% of the purchase price in cash or letter of credit prior to shipment. Our average manufacturing lead-time is between nine and twelve months.

Backlog was $41.1 million at the end of fiscal 2002, $100.6 million at the end of fiscal 2003 and $73.6 million at the end of fiscal 2004.

Export revenues generated from customers outside of Europe were 70% in fiscal 2003 compared to 81% for fiscal 2004. Since the Helix acquisition closed in June 2004, no revenues were generated from our facility in Taiwan. Sales of our systems and backlog are denominated in Euros and, unless hedged, are subject to fluctuation changes in the valuation of the foreign currencies against the dollar. Should we engage in a sales contract other than denominated in Euros, we will usually enter into currency hedging transactions to mitigate our foreign exchange exposure for the duration of the contract. The effects of foreign exchange rate changes on non-Euro denominated contracts have not been significant to date.

Net revenues in Euros reported in equivalent U.S. dollars were approximately $138.4 million for fiscal 2003 and $216.7 million for fiscal 2004. As of June 26, 2004, the U.S. dollar equivalent of accounts receivable denominated in Euros was approximately $14.0 million, or approximately 79%, of total accounts receivable. As of June 26, 2004, the U.S. dollar equivalent of accounts payable denominated in Euros was approximately $22.2 million, or approximately 95%, of total accounts payable.

Results of Operations

The following table sets forth information derived from the respective consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

The amounts below have been adjusted to show the operating results of our coated glass divisions in Longmont and Hong Kong that were sold as discontinued operations.

	Fiscal year ended

	June 29, 2002	June 28, 2003	June 26, 2004

Consolidated Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	75.2	75.8	73.5

Gross profit	24.8	24.2	26.5
Operating expenses:
Research and development	7.1	8.2	7.3
Selling, general and administrative	18.1	16.2	12.2
In-process research and development	-	-	1.9
Amortization of goodwill and other intangible assets	2.5	2.6	1.0

Operating income (loss)	(2.9)	(2.8)	4.1
Interest income, net	0.5	1.4	0.9
Other income, net	1.7	1.0	0.9
Equity earnings of joint venture	0.4	1.5	1.5

Income (loss) from continuing operations before income taxes .	(0.3)	1.1	7.4
Income tax expense	(0.1)	(0.2)	(2.1)

Income (loss) from continuing operations	(0.4)	0.9	5.3
Discontinued operations:
Gain (loss) from discontinued operations, net of tax	(0.4)	0.5	(0.2)
Gain on disposal of discontinued operations, net of tax	-	-	0.3

Discontinued operations, net of tax	(0.4)	0.5	0.1
Net income (loss)	(0.8)	1.4	5.4
Preferred stock dividends	(0.2)	-	-

Net income (loss) applicable to common shareholders	(1.0)%	1.4%	5.4%

Year Ended June 28, 2003 Compared to Year Ended June 26, 2004

The following table presents certain key highlights and the percentage change from the results of operations for the fiscal years ended June 28, 2003 and June 26, 2004.

	Fiscal year ended

	June 28, 2003	June 26, 2004	Percent Change

		(in millions)
Net revenues	$148.1	$228.4	54.2%
Gross profit	35.8	60.6	69.1
Research and development	12.2	16.8	38.2
Selling, general and administrative expenses .	24.0	27.8	15.8
Amortization of other intangible assets	3.8	4.3	14.7
In-process research and development	-	2.2	100.0
Interest income, net	2.0	2.1	2.6
Other income, net	1.6	2.0	22.1
Equity earnings of joint venture	2.2	3.6	59.7
Income tax expense	(0.3)	(4.9)	1509.8
Backlog	$100.6	$73.6	(26.9)%

Net Revenues. The 54.2% increase in net revenues reflects revenue from record levels of FPD related order activity including equipment orders for Generation 4, 5, 6 and 7 substrate sizes during fiscal 2004 compared with strong equipment order activity for Generation 4 and 5 substrate sizes from FPD customers during fiscal 2003. We began fiscal year 2004 with a strong backlog of our architectural glass deposition equipment. Our backlog of $73.6 million at the end of fiscal 2004 was down compared to our $100.6 million in backlog at the end of fiscal 2003 primarily due to fewer orders in the fourth quarter of fiscal 2004 for our display equipment.

Gross Profit. The 69.1% increase in gross profits in fiscal 2004 compared to fiscal 2003 was due primarily to the growth in revenues and the ability for better fixed cost absorption. Gross margins increased from 24.2% in fiscal 2003 to 26.5% in fiscal 2004 driven by our product mix and by the implementation of our cost reduction strategies throughout all of our products.

In Process Research and Development.  During the fiscal year ended June 26, 2004, we recorded a $2.2 million non-recurring charge to write-off in-process research and development (IPR&D) costs attributed to the acquisition of the In-Line Systems division of Helix Technology, Inc., Taiwan (“the In-line Division”). Several projects were included, of which the principal projects were based on the following technologies: transparent conductive coating on glass substrate for touch panel displays, a display machine for application in glass using 1100 x 1200 mm substrates, an anti-reflective coating system for display, and a high precision plate with low thermal expansion and high compression resistance.

The allocation of the purchase price, including the valuation of the IPR&D, will undergo an independent assessment to validate the carrying value and to assess the reasonableness of the IPR&D charge of $2.2 million that was taken in the fourth quarter of fiscal 2004. The Company anticipates this assessment to be completed by the end of fiscal year 2005.

The following table discloses the complete IPR&D percentage, the estimated value and the estimated completion date of each project at the June 2, 2004 acquisition date (dollars in thousands):

Projects	% Complete at Acquisition	Estimated Value	Estimated Completion date at time of Acquisition

Touch Panel Coating	0.0%	$241.0	March 2005
Project ZH1300	5.0	355.0	January 2005
4G AR Coater	6.0	1,280.0	January 2006
Ceramic Heaters	0.0%	350.0	January 2005

Total		$2,226.0

The estimates used in valuing IPR&D were based upon assumptions we believe to be reasonable, but are inherently uncertain and unpredictable. Risks and uncertainties associated with completing development within a reasonable period of time include the completion of all planning, designing and testing activities that are necessary to create a product that provides the functions, features and technical performance requirements suited for the market and requested by our customers. Actual results may vary from potential results. In analyzing the IPR&D acquired, we will explore the technologies listed above for further development and potential integration in our current product offerings. However, it is unlikely that we would continue to market the Helix products as they are either not compatible with our current market focus or they are products similar to those we currently market.

Research and Development. Research and development expenses grew 38.2% in fiscal 2004 compared to fiscal 2003. Our research and development efforts were concentrated during the fiscal year on FPD related products targeted towards larger glass sizes, including Generation 6 and 7 glass sizes and the development of our recently introduced TRITON system. Research and development expenses consist primarily of salaries, outside contractors, lab, and other expenses related to our ongoing product and technology initiatives. As a percentage of net revenues and due to the growth in revenues, research and development expenses declined to 7.3% in fiscal 2004 from 8.2% in fiscal 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased 15.8% in fiscal 2004, as we experienced cost increases related to directors & officers insurance, compensation costs, professional fees related to compliance with the Sarbanes-Oxley Act, as well as, additional costs absorbed for the Taiwan employees while they are in their initial training period. However, as a result of the increased sales revenue, selling, general and administrative expenses as a percentage of net revenues declined from 16.2% in fiscal 2003 to 12.2% in fiscal 2004.

Amortization of Other Intangible Assets. In the fiscal year ended June 26, 2004, amortization of other intangible assets related to our acquisitions was $4.3 million compared to $3.8 million in the prior fiscal year. The majority of this increase was currency related due to the strength of the Euro compared to the U.S. dollar. The intangible assets are carried on the balance sheets of our German and Taiwan subsidiaries and the ongoing amortization will fluctuate based on the strength of the Euro and the New Taiwan dollar compared to the U.S. dollar. In June 2004, we completed the Helix acquisition in Taiwan. As a result of that acquisition we have increased our intangible asset balances related to the patents and customer lists that were acquired in the transaction. The patents will be amortized over seven years and the customer lists will be amortized over five years. We expect the amortization of other intangible assets to increase in the future to include these charges.

Interest Income, Net. At the end of fiscal 2004, our average annual investment yield was 1.7% compared to 2.4% at the end of fiscal 2003. We earned a net $2.1 million on our invested cash in fiscal 2004 compared to $2.0 million in fiscal 2003. The $2.1 million in fiscal 2004 includes a negative mark-to-market adjustment of $434,000 through April 20, 2004. In the fourth quarter of fiscal 2004, we changed the accounting designation for our investment securities from “trading securities” to “securities held for sale”. We had an unrealized loss, net of tax, of $429,000, that was recorded in other comprehensive income for fiscal year 2004. In the future in accordance with SFAS 115, only realized income from investments will be reported in the statement of operations and all unrealized gains and losses will be reported in other comprehensive income in the equity section of the balance sheet. Although the annual yield was significantly reduced, net interest income increased as a result of the investment of cash that was raised during a follow-on offering of additional common stock in October 2003.

Other Income, Net. Net other income includes items such as realized foreign currency transaction adjustments and an approximate 1.0% royalty on our China JV sales. The majority of the increase was related to an increase in realized foreign currency translation gains compared to the prior year. During the fiscal year, the China JV renegotiated the terms of their line of credit, after which our corporate guaranty was no longer required. The cash balance in Euros that was used to secure the guaranty was released, and was repatriated to the U.S. We realized a gain on the transaction.

Equity earnings of Joint Venture. The 59.7% increase in equity earnings was primarily due to the increase in the demand for color STN glass supplied by the China JV to the market for cellular telephones with color displays.

Income Tax Expense. The income tax expense reflects the tax effect of the earnings of each operating subsidiary and their respective tax rates. The income tax expense for fiscal 2004 increased as we reported record net income during the fiscal year. Additionally, we recorded a valuation allowance against a portion of the deferred tax asset because we believe it is more likely than not that a portion of the deferred tax asset will not be realized. There are several items which lower our effective tax rates in some of the countries in which we operate, such as the tax effect of the amortization of goodwill and other intangible assets in Germany, tax-free investment and interest income in the U.S., and equity earnings of our China JV which are reported as tax free because the earnings will be permanently reinvested in our China JV. We are also applying for a tax holiday status in Taiwan related to our subsidiary corporation that was formed to complete the Helix acquisition. Our effective tax rate for fiscal 2004 was 37.0% compared to 55.0% for fiscal 2003.

Discontinued Operations.  On September 26, 2003, we sold our Hong Kong coated glass business to NSG for $1.35 million in cash and a note receivable. We accounted for the sale as a discontinuance of business and our financial statements have been restated to reflect our business without the results of our Hong Kong coated glass business. The $418,000 loss from discontinued operations reflected the operating results of that discontinued business of $4,000 from June 29, 2003 through September 26, 2003 combined with the settlement paid to Optera, Inc. of $650,000 net of $228,000 for taxes. The $783,000 gain was the after tax gain on the sale of assets related to discontinued operations.

Year Ended June 29, 2002 Compared to Year Ended June 28, 2003

The following table presents certain key highlights from the results of operations for the fiscal years ended June 29, 2002 and June 28, 2003.

	Fiscal year ended

	June 28, 2003	June 26, 2004	Percent Change

		(in millions)
Net revenues	$148.1	$129.9	14.0%
Gross profit	35.8	32.2	11.1
Research and development	12.2	9.2	32.1
Selling, general and administrative expenses	24.0	23.5	2.4
Amortization of other intangible assets	3.8	3.4	12.6
Interest income, net	2.0	0.7	188.9
Other income, net	1.6	2.2	(28.9)
Equity earnings of joint venture	2.2	0.5	379.8
Income tax expense	(0.3)	(0.1)	351.5
Backlog	$100.6	$41.1	144.8%

Net Revenues. This increase reflects orders from Taiwanese display customers during fiscal 2003 compared with no order activity from Taiwan during fiscal 2002. We had strong orders and increased revenues from our architectural glass customers during fiscal 2003 which led to an increase in equipment backlog from $41.1 million at the end of fiscal 2002 to $100.6 million at the end of fiscal 2003.

Gross Profit. The increase in gross profits was due primarily to the revenue growth as gross margins were 23.7% in both fiscal 2002 and fiscal 2003.

Research and Development. In fiscal 2003, growth in research and development for FPD related products was driven by the development efforts targeted towards larger glass sizes, including generation 6 and 7 glass sizes. Research and development expenses consist primarily of salaries, outside contractor, lab, and other expenses related to our ongoing product and technology development for FPD, OLED, solar, and plastic bottle processes and other research and development programs. As a percentage of net revenues, research and development expenses were 7.1% in fiscal 2002 and 8.2% in fiscal 2003.

Selling, General and Administrative. As a result of cost management initiatives introduced in fiscal 2003, selling, general and administrative expenses increased only 2.4% in fiscal 2003. As a percentage of net revenues, selling, general and administrative expenses declined from 18.1% in fiscal 2002 to 16.2% in fiscal 2003.

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

Interest Income, Net. At the end of fiscal 2002, our average investment yield was 2.6% compared to 2.4% at the end of fiscal 2003. The increase in net interest income resulted from excess cash that was invested after the equity offering which closed in November 2001. This excess cash was invested for only part of the fiscal 2002 year as compared to a full year of investment in fiscal 2003.

Other Income, Net. Net other income includes items such as realized foreign currency transaction adjustments and royalties earned from our China JV. We receive an approximate 1.0% royalty on all sales by our China JV, payable quarterly. In fiscal 2002, $762,000 was reported for the reversal of unused reserves for the completion of the building in Alzenau, Germany. In fiscal 2003, net other income resulted primarily from realized currency translation.

Equity earnings of Joint Venture. The increase in equity earnings was primarily due to increased demand for cellular telephones with color displays.

Income Tax Expense. The income tax expense reflects the tax effect of the earnings of each operating subsidiary and their respective tax rates. The income tax expense for fiscal 2003 was increased by a valuation allowance against a portion of the deferred tax asset because we believe it is more likely than not that a portion of the deferred tax asset will not be realized. There are several items which lower our effective tax rates in some of the countries in which we operate, such as the tax effect of the amortization of goodwill and other intangible assets in Germany, tax-free investment and interest income in the U.S., and equity earnings of our China JV which are reported as tax free because the earnings will be permanently reinvested in our China JV as a permanent investment.

Discontinued Operations.  On September 24, 2002, we sold our Longmont coatings division to Optera, Inc. for $5.2 million in cash. We accounted for the sale as a discontinuance of business and our financial statements have been restated to reflect our business without the results of our Longmont coatings division. The $85,000 loss reflected the operating results of that business for June 30, 2002 through September 24, 2002. The $429,000 gain reflected the after tax gain on the sale of assets related to discontinued operations.

Quarterly Results of Operations

The following table sets forth summary unaudited quarterly financial information for the eight fiscal quarters ended June 26, 2004. In the opinion of management, such information has been prepared on the same basis as the audited financial statements appearing elsewhere in this report and reflects all necessary adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of unaudited quarterly results when read in conjunction with the audited financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period and any trends reflected in such results may not continue in the future. Our results of operations may be subject to significant quarterly variations.

The amounts below have been adjusted to show the operating results of our Longmont and Hong Kong coated glass divisions, which were sold on September 24, 2002 and September 26, 2003, respectively, as discontinued operations.

	Fiscal 2003 Quarters Ended				Fiscal 2004 Quarters Ended

	Sep 28 2002	Dec 28 2002	Mar 29 2003	Jun 28 2003	Sep 27 2003	Dec 27 2003	Mar 27 2004	Jun 26 2004

	(in thousands, except per share data)
Net revenues	$25,085	$29,121	$44,233	$49,697	$47,674	$57,106	$58,168	$65,489
Cost of goods sold	18,439	22,861	34,323	36,698	34,660	42,930	42,532	47,752

Gross profit	6,646	6,260	9,910	12,999	13,014	14,176	15,636	17,737
Operating expenses:
Research and development	2,262	2,570	3,603	3,743	4,068	4,235	4,739	3,788
Selling, general and administrative	5,962	5,809	5,761	6,508	6,245	6,442	6,976	8,165
In process research and development	-	-	-	-	-	-	-	2,226
Amortization of other intangible assets	889	901	967	1,022	1,017	1,065	1,130	1,123

Income (loss) from operations	(2,467)	(3,020)	(421)	1,726	1,684	2,434	2,791	2,435
Other income, net:
Interest income, net	693	624	433	275	229	671	959	218
Other income, net	133	240	544	683	639	452	343	518
Equity earnings of Joint Venture	365	864	432	570	549	1,063	779	1,174

Income (loss) from continuing operations before	(1,276)	(1,292)	988	3,254	3,101	4,620	4,872	4,345
income taxes
Income tax benefit (expense)	486	711	(505)	(999)	(921)	(1,155)	(1,204)	(1,662)

Income (loss) from continuing operations	(790)	(581)	483	2,255	2,180	3,465	3,668	2,683
Discontinued operations:
Income (loss) from discontinued operations,
net of tax	16	75	86	81	(418)	-	-	-
Gain on the disposal of discontinued
operations, net of tax	429	-	-	-	770	13	-	-

Discontinued operations, net of tax	445	75	86	81	352	13	-	-

Net income (loss)	$(345)	$(506)	$569	$2,336	$2,532	$3,478	$3,668	$2,683

Income (loss) per share:
Basic:
Basic income (loss) from continuing operations	$(0.07)	$(0.05)	$0.04	$0.20	$0.19	$0.24	$0.25	$0.18
Income (loss) from discontinued operations	0.04	0.01	0.01	0.01	0.03	-	-	-

Basic income (loss) per share	$(0.03)	$(0.04)	$0.05	$0.21	$0.22	$0.24	$0.25	$0.18

Diluted:
Diluted income (loss) from continuing
operations	$(0.07)	$(0.05)	$0.04	$0.20	$0.19	$0.24	$0.24	$0.18
Income (loss) from discontinued operations	0.04	0.01	0.01	0.01	0.03	-	-	-

Diluted income (loss) per share	$(0.03)	$(0.04)	$0.05	$0.21	$0.22	$0.24	$0.24	$0.18

Weighted average common shares outstanding:
Basic	11,035	11,086	11,115	11,146	11,189	14,368	14,730	14,774

Diluted	11,035	11,086	11,145	11,373	11,493	14,699	15,081	15,025

The following table sets forth the above unaudited information as a percentage of net revenues.

The amounts below have been adjusted to show the operating results of our Longmont and Hong Kong coated glass division, which was sold on September 24, 2002 and September 26, 2003 respectively, as discontinued operations.

	Fiscal 2003 Quarters Ended				Fiscal 2004 Quarters Ended

	Sep 28 2002	Dec 28 2002	Mar 29 2003	Jun 28 2003	Sep 27 2003	Dec 27 2003	Mar 27 2004	Jun 26 2004

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.5	78.5	77.6	73.8	72.7	75.2	73.1	72.9

Gross profit	26.5	21.5	22.4	26.2	27.3	24.8	26.9	27.1
Operating expense:
Research and development	9.0	8.8	8.1	7.5	8.5	7.4	8.2	5.8
Selling, general and
administrative	23.8	19.9	13.0	13.1	13.1	11.3	12.0	12.5
In process research and
development	-	-	-	-	-	-	-	3.4
Amortization of other
intangible assets	3.5	3.1	2.2	2.1	2.1	1.9	1.9	1.7

Operating income (loss)	(9.8)	(10.3)	(0.9)	3.5	3.6	4.2	4.8	3.7
Other (expense) income, net:
Interest income (expense), net	2.8	2.1	1.0	0.5	0.5	1.2	1.7	0.3
Other income, net	0.5	0.8	1.2	1.4	1.3	0.8	0.6	0.8
Equity earnings of Joint
Venture	1.5	3.0	1.0	1.1	1.1	1.9	1.3	1.8

Income (loss) from continuing
operations before income taxes	(5.0)	(4.4)	2.3	6.5	6.5	8.1	8.4	6.6
Income tax benefit (expense)	1.9	2.4	(1.2)	(2.0)	(1.9)	(2.0)	(2.1)	(2.5)

Net income (loss) from
continuing operations	(3.1)%	(2.0)%	1.1%	4.5%	4.6%	6.1%	6.3%	4.1%

Our quarterly results of operations may be subject to significant fluctuations due to several factors, including the timing of orders, manufacturing and customer budget cycles, Chinese New Year Holidays in Asia, German summer vacation scheduling, and general economic conditions as they affect the industries which use our products. The volume of equipment sales is significantly dependent on our customers’ capital spending patterns.

During fiscal 2003, we experienced a strong flow of orders for our systems across all of our product lines, but specifically orders for our New Aristo system for the FPD market and our Terra-G system for the architectural glass market which delivered a balance of revenue across our product areas and provided the momentum that resulted in growth in backlog to record levels of $100.6 million at the end of fiscal 2003 from $41.1 million at the end of fiscal 2002, and growth in revenues to a high of $49.7 million in the fourth quarter of fiscal 2003 up 98.1% from the $25.1 million recognized in the first quarter of fiscal 2003.

During fiscal 2004, we began the fiscal year with record backlog of $100.6 million and we recorded strong orders across all of our product lines. We experienced a record order volume for our New Aristo system for the FPD market during the second and third fiscal quarters. Our web coater products recorded consistent orders throughout the year while orders for our Terra-G glass coating platform were lower than the prior year as we experienced two quarters with no bookings, and we worked through the backlog from the prior year. As the volume of display orders decreased during the fourth quarter, we ended fiscal year 2004 with a backlog of $73.6 million down 26.9% from the $100.6 million in backlog at the end of fiscal 2003. Following the first fiscal quarter of fiscal 2004, we recorded three consecutive record revenue quarters growing by 37.7% from $47.7 million in the first fiscal quarter to $65.5 million in the fourth fiscal quarter as bookings momentum in the FPD market led to a record number of New Aristo systems being built in our factory.

During fiscal 2004, we reported growth in gross profits setting new records each quarter consistent with the growth in revenues. Gross margins increased to record levels as well driven by our product mix and by the implementation of our cost reduction strategies throughout all of our products. In the FPD market, we sold larger New Aristo systems to multiple customers for Generation 6 and Generation 7 sized substrates.

Selling, general and administrative expenses grew from fiscal 2003 through 2004 associated with the professional fees related to the compliance of Sarbanes-Oxley Section 404, increased premiums for Directors and Officers insurance, as well as other compensation related expenses. Our selling, general and administrative rose to $8.2 million in the fourth quarter of fiscal 2004. We expect that a portion of the growth in selling, general and administrative costs experienced in the fourth fiscal quarter resulted from one time charges that should not reoccur. However, we believe that with the permanent inclusion of the costs associated with the compliance with Sarbanes-Oxley Section 404, we will not return to the lower selling, general and administrative levels we reported prior to the fourth quarter of fiscal 2004.

Our focus on flat panel display drove our increase in research and development. With the FPD industry roll out of Generation 6 and 7 glass sizes, we have invested in upsizing our New Aristo system to handle these larger glass sizes. We also invested in research and development for the development of our TRITON system for the TFT array market. The TRITON system was introduced in June at the FPD show in Taiwan. We continue to develop emerging technologies related to our OLED and solar products.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. See also Item 8 Financial Statements and Supplementary Data and Note 2: Significant Accounting Policies.

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

In consolidation, the financial results of our foreign subsidiaries are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the period-end spot exchange rate, revenues and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of other cumulative comprehensive income (loss).

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by U.S. GAAP versus U.S. tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe that the recovery were less likely, we establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination is made.

Liquidity and Capital Resources

We have funded our operations with cash balances, cash generated from operations, proceeds from public offerings of our common stock and bank borrowings. Cash used in operating activities was $4.7 million for fiscal 2002, $4.3 million for fiscal 2003 and $9.3 million for fiscal 2004. As of June 26, 2004, we had cash and marketable securities of approximately $152.7 million consisting of cash and cash equivalents of approximately $16.0 million, restricted cash of approximately $2.1 million, and marketable securities of $134.6 million. Total working capital was $189.3 million.

We have established a post closing escrow account in accordance with the purchase and sale agreement with Helix Technology. At June 26, 2004, we have $3.5 million remaining in the escrow account.

Capital expenditures were $0.9 million for fiscal 2002, $1.4 million for fiscal 2003, and $9.4 million for fiscal 2004. We anticipate capital expenditures of approximately $5.5 million in fiscal 2005. Our capital expenditures have consisted primarily of purchases and manufacturing of process equipment related to product development. The increase in capital expenditures in 2004 is related to the investment in larger size display lab equipment for the development of hardware and process technologies for the FPD market and alpha and beta systems related to the development of our TRITON system for TFT array.

Cash used for investing activities was $50.6 million, $9.5 million and $104.7 million in fiscal 2002, 2003 and 2004, respectively. During fiscal 2002, 2003 and 2004, we had net purchases of marketable securities of $40.2 million, $8.1 million and $82.3 million, respectively. During fiscal year 2004, we completed the acquisition of Helix for approximately $13.0 million cash and stock valued at $2.1 million.

Cash generated from financing activities was $60.8 million, $3.0 million, and $100.2 million for fiscal 2002, fiscal 2003, and fiscal 2004, respectively. The fiscal 2004 increase is primarily due to the cash raised of $94.0 million from the public offering of stock for 3,450,000 shares of common stock at $28.75 per share, which closed in October of 2003.

We believe that our working capital and operating needs will continue to be met by cash on hand, and cash from operations. Our operating capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as an additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of June 26, 2004 (in thousands):

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Cash Obligations
Operating leases:
Buildings	$40,984	$7,116	$19,496	$11,366	$3,006
Office equipment	249	151	98	-	-
Other	583	231	306	46	-

	$41,816	$7,498	$19,900	$11,412	$3,006

	Amount of commitment expiration per period

	Total Amounts Committed	Less than 1 year	1-3 years	Over 3 years

Other Commercial Commitments
Bank guaranty	$5,908	$5,648	$260	$-
Other commercial commitments	908	796	98	14
Escrow account for Helix acquisition	3,500	3,500	-	-

Total commercial commitments	$10,316	$9,944	$358	$14

There were no currency forward contracts outstanding as of June 26, 2004.

Operating leases primarily include leases for offices, factories and office equipment throughout our operations. The bank guaranty represents progress payments made to the Company, primarily from customers in China, deposited in a restricted account until the contract terms are fulfilled and the guaranty’s required by the German government for custom duties on imports received into Germany. Our other commercial commitments consist of software licenses and third party service contracts.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46 was effective for variable interest entities created after January 31, 2003 and for older entities in the first reporting period beginning after June 15, 2003. We do not have any variable interest entities, and have not created any variable interest entities.

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

As of June 26, 2004, our investments consisted primarily of equity securities, corporate, government and municipal bonds, money market mutual funds and restricted cash of $2.1 million. These investments earned approximately $2.1 million for fiscal year 2004, at an average interest rate of approximately 1.7%. The impact on interest income of a decrease of one percent in the average interest rate would have resulted in a decline of approximately $1.1 million of interest income for fiscal year 2004.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At June 26, 2004, we had approximately $14.0 million of accounts receivable and approximately $22.2 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $81,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at June 26, 2004.

Sales of our products are denominated primarily in Euros. Historically, we engaged in international currency hedging transactions to mitigate our foreign exchange exposure related to sales of certain equipment, and the effects of foreign exchange rate changes on foreign currency transactions. Currency hedging transactions have not been significant to date.

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

International manufacturing operations are based in Germany and in the future will be expanded to Taiwan. These operations constitute a significant portion of our revenues and identifiable assets. These identifiable assets are based in Euros in Germany and are based in New Taiwan dollars in Taiwan. International operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset exposures.

Our cash position includes amounts denominated in foreign currencies, primarily Euros. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of operations as well as adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations, with the exception of approximately $3.5 million which is in a post closing escrow account to be used for the acquisition of Helix (Note 12), and with the exception of $5.9 million of guaranty’s related to progress payments primarily from our customers in China and custom duties for items received in Germany. The $5.9 million guaranty is comprised of $2.1 million of pledged cash and $3.8 million which is pledged under a line of credit. Our bank guaranty securing 50% of the China JV debt was released in the third quarter of fiscal 2004.

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

ITEM 8: Financial Statements and Supplementary Data

Index To Consolidated Financial Statements

Applied Films Corporation and Subsidiaries

Consolidated Balance Sheets as of June 26, 2004 and June 28, 2003

Consolidated Statements of Operations for the fiscal years ended June 26, 2004, June 28, 2003, and
     June 29, 2002

Consolidated Statements of Stockholders' Equity for the fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002

Consolidated Statements of Cash Flows for the fiscal years ended June 26, 2004, June 28, 2003, and
     June 29, 2002

Notes to Consolidated Financial Statements	Page 38 39 40 41 42

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Applied Films Corporation:

We have audited the accompanying consolidated balance sheets of Applied Films Corporation and subsidiaries as of June 26, 2004, and June 28, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 26, 2004. Our audits also included the financial statement schedule included in Item 15(a)2 for the fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Films Corporation and subsidiaries at June 26, 2004 and June 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 26, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado
September 7, 2004

Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets

	June 26, 2004	June 28, 2003

ASSETS	(in thousands except share data)
CURRENT ASSETS:
Cash and cash equivalents	$15,986	$22,817
Restricted cash	2,026	18,991
Marketable securities	134,597	51,620
Accounts and trade notes receivable, net of
allowance of $525 and $653, respectively	18,355	10,838
Revenue in excess of billings	70,644	38,628
Inventories, net of allowance of $937 and $1,400, respectively	8,431	6,731
Prepaid expenses and other	2,093	2,488
Deferred tax asset	1,930	-
Current assets associated with discontinued operations	-	1,344

Total current assets	254,062	153,457

Property, plant and equipment, net of accumulated
depreciation of $7,901 and $6,752, respectively	19,474	5,958
Goodwill	64,077	57,451
Intangible assets, net of accumulated amortization
of $15,731 and $10,613, respectively	15,800	17,010
Investment in joint venture	15,157	11,889
Deferred tax asset, net	9,687	9,549
Restricted cash	69	73
Other assets	272	255

Total assets	$378,598	$255,642

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$23,242	$21,876
Accrued expenses	26,388	19,790
Billings in excess of revenue	3,987	16,773
Current portion of deferred gross profit, deferred gain and lease
obligation	372	391
Deferred tax liability	10,770	5,407
Current liabilities associated with discontinued operations	-	536

Total current liabilities	64,759	64,773

Long-term portion deferred tax liability	314	-
Long-term portion of gross profit, deferred gain and lease obligation	1,709	2,063
Accrued pension benefit obligation	13,289	11,608

Total liabilities	80,071	78,444

STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized, 14,838,215 and 11,161,873 shares issued and outstanding
at June 26, 2004, and June 28, 2003, respectively	258,340	160,685
Warrants and stock options	595	734
Other cumulative comprehensive income	22,956	11,504
Retained earnings	16,636	4,275

Total stockholders' equity	298,527	177,198

Total liabilities and stockholders' equity	$378,598	$255,642

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Operations

	For The Fiscal Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

	(in thousands, except per share data)
Net revenues	$228,437	$148,136	$129,897
Cost of goods sold	167,874	112,321	97,658

Gross profit	60,563	35,815	32,239

Operating expenses:
Research and development	16,830	12,178	9,220
In-process research and development	2,226	-	-
Selling, general and administrative	27,828	24,040	23,483
Amortization of other intangible assets	4,335	3,779	3,356

Income (loss) from operations	9,344	(4,182)	(3,820)

Other income, net:
Interest income, net	2,077	2,025	701
Other income, net	1,953	1,600	2,249
Equity earnings of joint venture	3,564	2,231	465

Income (loss) from continuing operations before income taxes .	16,938	1,674	(405)

Income tax provision	(4,942)	(307)	(68)

Income (loss) from continuing operations	11,996	1,367	(473)

Discontinued operations (Note 3):
Income (loss) from discontinued operations, net of tax	(418)	258	(549)
Gain on disposal of discontinued operations, net of tax	783	429	-

Discontinued operations, net of tax	365	687	(549)

Net income (loss)	12,361	2,054	(1,022)

Preferred stock dividends	-	-	(315)

Net income (loss) applicable to common stockholders	$12,361	$2,054	$(1,337)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.87	$0.12	$(0.08)
Income (loss) from discontinued operations	0.03	0.06	(0.06)

Basic income (loss) per share	$0.90	$0.18	$(0.14)

Diluted:
Income (loss) from continuing operations	$0.85	$0.12	$(0.08)
Income (loss) from discontinued operations	0.03	0.06	(0.06)

Diluted income (loss) per share	$0.88	$0.18	$(0.14)

Weighted average common shares outstanding:
Basic	13,765	11,096	9,628

Diluted	14,060	11,250	9,628

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except shares)

	Common Stock		Preferred Stock			Other Cumulative Comprehensive		Retained	Total Stockholders'
	Shares	Amount	Shares	Amount		Income (Loss)	Warrants	Earnings	Equity

Balances, June 30, 2001	6,832,701	$83,207	1,000	$8,571		$(7,020)	$876	$3,558	$89,192

Comprehensive loss:
Net loss	-	-	-	-		-	-	(1,022)	(1,022)
Unrealized loss on foreign currency translation	-	-	-	-		(975)	-	-	(975)

Total comprehensive loss	-	-	-	-		(975)	-	(1,022)	(1,997)

ESPP stock issuance	8,799	145	-	-		-	-	-	145
Exercise of warrants and stock options	105,980	756	-	-		-	(142)	-	614
Issuance of shares in connection with secondary offering (net of offering costs of $823)	3,573,502	66,931	-	-		-	-	-	66,931
Conversion of Series A Convertible Preferred Stock (net of costs of $6)	506,328	8,571	(1,000)	(8,571)		-	-	-	-
Preferred stock dividends	-	-	-	-		-	-	(315)	(315)

Balances, June 29, 2002	11,027,310	159,610	-	-		(7,995)	734	2,221	154,570

Comprehensive income:
Net income	-	-	-	-		-	-	2,054	2,054
Unrealized gain on foreign currency translation	-	-	-	-		19,019	-	-	19,019
Unrealized gain on hedged transactions	-	-	-	-		480	-	-	480

Total comprehensive income	-	-	-	-		19,499	-	2,054	21,553

ESPP stock issuance	15,635	191	-	-		-	-	-	191
Exercise of stock options	118,928	884	-	-		-	-	-	884

Balances, June 28, 2003	11,161,873	160,685	-	-		11,504	734	4,275	177,198

Comprehensive income:
Net income	-	-	-	-		-	-	12,361	12,361
Unrealized gain on foreign currency translation	-	-	-	-		12,592	-	-	12,592
Recognition of unrealized gain on hedged transactions	-	-	-	-		(480)	-	-	(480)
Unrealized loss on securities	-	-	-	-		(660)	-	-	(660)

Total comprehensive income	-	-	-	-		11,452	-	12,361	23,813

ESPP stock issuance	8,457	163	-	-		-	-	-	163
Exercise of stock options	131,194	1,918	-	-		-	-	-	1,918
Issuance of shares in connection with the Helix acquisition	80,826	2,149							2,149
Issuance of shares in connection with secondary offering (net of offering costs of $744)	3,450,000	93,286	-		-	-	-	-	93,286
Exercise of warrants	5,865	139					(139)		-

Balances, June 26, 2004	14,838,215	$258,340	-	$-		$22,956	$595	$16,636	$298,527

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Fiscal Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

	(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$12,361	$2,054	$(1,022)
Adjustments to net income (loss) from continuing operations:
(Gain) loss from discontinued operations	(365)	(687)	549

Income (loss) from continuing operations	$11,996	$1,367	$(473)
Depreciation and amortization of intangible assets	6,383	5,773	5,178
Write off of in-process research and development	2,226	-	-
Deferred compensation and non-cash compensation expense	150	108	-
Amortization of gain on lease and deferred gain on equipment sale to joint venture	(352)	(352)	(362)
Equity earnings of Joint Venture	(3,268)	(1,885)	(152)
Loss on disposal of equipment	705	12	51
Changes in:
Restricted cash	11,969	(12,634)	(7,635)
Accounts and trade notes receivable, net	(7,517)	(4,187)	858
Revenue in excess of billings	(32,016)	(11,382)	2,471
Inventories	(381)	346	3,130
Prepaid expenses and other	378	(525)	(1,075)
Accounts payable and accrued expenses	9,624	8,976	(6,157)
Billings in excess of revenue	(12,786)	8,560	(503)
Income taxes	3,609	1,498	-

Net cash flows used in operating activities	$(9,280)	$(4,325)	$(4,669)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	$(9,367)	$(1,408)	$(933)
Purchases of marketable securities, net	(82,317)	(8,076)	(40,200)
Funds used for the acquisition of LAC	-	-	(9,459)
Funds used for the acquisition of Helix	(12,998)	-	-

Net cash flows used in investing activities	$(104,682)	$(9,484)	$(50,592)

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	$-	$-	$1,570
Repayment of long-term debt	-	-	(8,053)
Restricted cash	5,000	2,000	-
Stock issuance on stock purchase plan and stock options	1,931	967	759
Proceeds from secondary offering	94,030	-	67,754
Offering costs	(744)	-	(823)
Dividends paid on preferred stock	-	-	(362)

Net cash flows provided by financing activities	$100,217	$2,967	$60,845
Cash flows from discontinued operations	1,173	6,644	2,622
Effect of exchange rate changes on cash and cash equivalents	5,741	(4,119)	367

Net (decrease) increase in cash	$(6,831)	$(8,317)	$8,573
Cash and cash equivalents, beginning of period	22,817	31,134	22,561

Cash and cash equivalents, end of period	$15,986	$22,817	$31,134

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$117	$8	$138

Cash paid for income taxes, net	$290	$-	$-

Non-cash investing activity:
Issuance of common stock in connection with Helix acquisition	$2,149	$-	$-

Non-cash financing activity:
Capital lease obligations incurred for the purchase of equipment	$-	$21	$77

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements

June 26, 2004

NOTE 1: COMPANY ORGANIZATION AND OPERATIONS

Applied Films Corporation (“Applied Films,” the “Company,” “we,” or “our”) is a leading provider of thin film deposition equipment to diverse markets such as the flat panel display (“FPD”), the architectural and solar glass, and the consumer products packaging and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

We have exited the contract coated glass business over the last six years. Beginning in fiscal 1999, we moved the majority of our production of coated glass from Longmont to our joint venture in China (China JV). Because of the 50%-50% ownership structure of our China JV, the revenues and expenses of our China JV are not consolidated and do not appear as revenues and expenses in our financial statements. Our 50% portion of the China JV net income is reported as “Equity earnings of joint venture” in our consolidated statements of operations. In September 2002, we sold our Longmont coatings division, which included certain assets related to our contract glass coating business, to Optera, Inc. In September 2003, we sold our coated glass sales business located in Hong Kong to Nippon Sheet Glass Co., Ltd. (NSG). The financial statements for the prior periods have been restated to reflect the effect of the sale of those businesses and the results have been included as discontinued operations.

Over the last four years, we have enhanced our position as a market leading manufacturer of thin film deposition equipment. In December 2000, we completed the acquisition of the LAC business of Unaxis which improved our position in FPD and enabled our entry into additional markets.

In June 2004, we completed the acquisition of the In-Line Systems division of Helix Technology, Inc. in Taiwan. The acquisition provides us with an additional 32 people who are familiar with our products, as well as a facility that will serve as our Asian manufacturing base, where we expect to manufacture some of our display systems beginning late in fiscal 2005. We believe manufacturing in Taiwan will allow us to reduce our manufacturing costs, and reduce the transit time for systems sold to our customers in Asia. The addition of technical personnel in Asia will enhance our customer service.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal years 2004, 2003, and 2002 all include 52 weeks.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Restricted Cash

At June 26, 2004 and June 28, 2003, the Company has pledged $2.1 million and $14.1 million, respectively, in cash, to provide security for bank guaranty’s to certain customers in China, for their cash deposits on contracts. The Company also has $3.8 million of guaranty’s which are pledged under a line of credit at June 26, 2004. At June 28, 2003, the Company had pledged $5.0 million in cash to provide the bank guaranty for 50% of the debt of the China JV. This guaranty was released in fiscal 2004.

Marketable Securities

Through April 20, 2004, the Company classified all of its short-term investments that do not qualify as cash equivalents as trading securities. Starting on April 21, 2004, the Company elected to reclassify all of its short-term investments from trading securities to available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Securities held principally for the purpose of selling them in the near future are classified as trading securities. Since 1997 we have classified our investments as trading securities and in April 2004, in accordance with SFAS 115, we determined that a more appropriate classification is to classify our investments as securities available for sale, because the securities are not held to make a profit from short-term fluctuations in market prices. We commonly hold our investments to maturity but can sell them at any time as short term cash needs arise.

The following is a summary of the Company’s available-for-sale securities as of June 26, 2004 (in thousands):

	Available for Sale Securities

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)

Corporate bonds	$91,623	$11	$(435)	$91,199
Municipal debt securities .	9,493	-	(43)	9,450
Government bonds	25,732	15	(208)	25,539
Equity securities	8,402	-	-	8,402
Money market funds	7	-	-	7

Total	$135,257	$26	$(686)	$134,597

During the period April 21, 2004 through June 26, 2004, marketable equity available-for-sale securities with a fair value at the date of sale of $27.9 million were sold. The gross realized gains on such sales totaled $4,000. Through April 20, 2004, the Company recognized $434,000 of unrealized losses with respect to trading securities. Upon the reclassification of securities from trading to available-for-sale, in accordance with Statement of Financial Accounting Standard (SFAS) 115, the Company recorded an unrealized loss on marketable securities of $429,000 net of tax, in other comprehensive income, through the end of fiscal year 2004.

At June 28, 2003, the Company’s trading securities were invested as follows (in thousands):

June 28, 2003

Corporate bonds	$41,902
Municipal debt securities	3,750
Government bonds	3,005
Equity securities	2,600
Money market funds	363

Total trading securities	$51,620

The net carrying value and estimated fair value of marketable equity securities at June 26, 2004, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$65,887	$65,714
Due after one year through five years	69,370	68,883

Total marketable equity securities	$135,257	$134,597

Inventories

Inventories consist of materials used in the construction of systems or spare parts and work in process for contracts accounted for under the completed contract method of accounting. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

	June 26, 2004	June 28, 2003

Materials for manufacturing systems	5,571	1,988
Work-in-process	2,860	4,743

Total inventory	$8,431	$6,731

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

Estimated Useful Lives

Building	30 years
Machinery and equipment	3-10 years
Office furniture and equipment	3-5 years

The composition of property, plant and equipment follows (in thousands):

	June 26, 2004	June 28, 2003

Land	$270	$270
Building	226	226
Machinery and equipment	7,258	7,404
Office furniture and equipment	11,270	3,218
Leasehold improvements	1,281	1,496
Construction in progress and other	7,070	96

	27,375	12,710
Less accumulated depreciation	(7,901)	(6,752)

Property, plant and equipment, net of accumulated depreciation	$19,474	$5,958

Depreciation expense was approximately $2.1 million, $2.0 million, and $2.2 million, for the years ended June 26, 2004, June 28, 2003, and June 29, 2002, respectively.

Goodwill and Other Intangible Assets

The goodwill and intangible assets are carried on the balance sheet of the Company’s German subsidiary and Tainan, Taiwan subsidiary. During the fourth quarter of 2004, the Company completed the acquisition of the In-Line Systems division of Helix Technology in Tainan, Taiwan. As a result of the acquisition, the Company has preliminarily recorded approximately $1.1 million and $1.0 million of patents and customer lists, respectively. The Company is in the process of completing a fair value analysis of the assets. Upon completion of this analysis, these preliminary amounts may change. Increases or decreases in the book value are due to currency fluctuation between the U.S. dollar, the Euro, and the Taiwan dollar. The increase in accumulated amortization of intangible assets is due to the current amortization expense in the current period and currency fluctuation between the U.S. dollar, the Euro, and the Taiwan dollar. The composition of intangible assets follows (in thousands):

	June 26, 2004	June 28, 2003

Intangible assets:
Patents	$27,254	$24,553
Customer lists	4,277	3,070

Intangible assets	31,531	27,623
Less accumulated amortization	(15,731)	(10,613)

Intangible assets, net of accumulated amortization	$15,800	$17,010

The patents are amortized over seven years and the customer lists are amortized over five years. As a result of adopting SFAS No. 142, the Company no longer recognizes amortization expense on its goodwill. Annually, and more frequently if a triggering event occurs, the Company is required to test the carrying value of goodwill for impairment. During the fourth quarter of fiscal 2004 the annual impairment test on the goodwill recorded with respect to the LAC acquisition was completed and it was determined that there was no impairment of the goodwill related to the LAC acquisition.

The aggregate amortization expense for fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002 is $4.3 million, $3.8 million, and $3.4 million, respectively. The intangible asset balances are reported on the German and Taiwan subsidiary’s balance sheets and will be subject to unrealized foreign exchange fluctuations between the Euro, the Taiwan dollar and the U.S. dollar. The estimated aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated as follows (in thousands):

	Fiscal Years Ended

	July 2, 2005	July 1, 2006	June 30, 2007	June 29, 2008	June 28, 2009

Intangible assets:
Patents	$3,357	$3,357	$3,357	$1,757	$157
Customer lists	766	483	201	201	201

Total estimated amortization expense	$4,123	$3,840	$3,558	$1,958	$358

Impairment of Long Lived Assets

With the exception of goodwill, the Company evaluates the carrying value of all long-lived assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss would be recognized when the undiscounted estimated future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

The Company performs an annual impairment test to ensure that the fair value of the asset exceeds the carrying value of its China JV on the Company’s balance sheet. The annual impairment test that was completed during the third quarter of fiscal 2004 determined that there was no impairment of the investment in the China JV.

The Company believes no circumstances indicating an impairment exists in any of its other long-lived assets.

Accrued Expenses:

The significant components of accrued expenses are as follows (in thousands):

	June 26, 2004	June 28, 2003

Accrued losses on contracts	$2,113	$3,061
Accrued warranty	10,022	6,690
Accrued compensation	8,850	6,739
Other accruals	5,403	3,300

Total accrued expenses	$26,388	$19,790

Accrued losses on contracts are costs incurred on specific projects in excess of the contracted revenue. Accrued losses on contracts are recognized when the loss becomes probable and the amount of loss can be reasonably estimated. Loss provisions are based upon excess costs over the net revenue from the products contemplated by the specific order. Contract accounting requires management to make estimates of future costs over the performance period of the contract. These estimates are subject to change and result in adjustments to cost of goods sold, which are reflected in the margins on contracts in progress.

Accrued compensation represents those costs associated with employee compensation costs such as salaries, vacation, bonus, profit sharing, anniversary awards, insurance benefits and taxes.

Accrued warranty represents the estimated warranty costs associated with contracts in progress and completed projects that have entered into the warranty period. Accrued warranty is calculated as a percentage of the total project costs. These costs are amortized over the life of the warranty period for each specific project.

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

The China JV earnings are taxed in its local jurisdiction and therefore no provision for taxes on earnings has been accrued in the Company’s tax provision during fiscal years 2002, 2003 and 2004.

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

Spare Parts Revenue Recognition

Spare parts revenues and related costs are recognized when title to the goods passes to the customer according to the terms specified in the purchase order. The Company’s spare parts are warranted to be free from material defects caused by workmanship and within its design or customer specifications and are inspected for workmanship and compliance to specification prior to shipment. Customers who experience defects in material may return product for credit or replacement. Applied Films maintains a reserve to cover sales returns for quality defects from its customers. The provision for estimated sales returns and allowances is recorded in the period of the sale and is typically in the range of 0.5% to 1.0% of sales.

Equipment Sales Revenue Recognition

The percentage of completion method of accounting is used for products valued at greater than $1 million and a construction time of greater than six months. In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are expensed as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company's contracts under the percentage of completion method do not provide for the right of a customer to return the machine once title has transferred.

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms, which occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress are as follows (in thousands):

	June 26, 2004	June 28, 2003

Costs incurred on contracts in progress and estimated profit	$168,837	$162,042
Less: billings to date	(102,180)	(140,187)

Revenue in excess of billings, net	$66,657	$21,855

The Company typically collects 80-85% of the cash due on the total project by the time the equipment ships from its facility. The remaining 15-20% balance that is due following the ship date, is billed in accordance with the contract terms and those subsequent billings are generally collected within 30 days after billing.

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

Changes in the Company’s product warranty liability were as follows (in thousands):

	Fiscal Year Ended

	June 26, 2004	June 28, 2003

Beginning of period	$6,690	$7,148
Warranties issued	5,028	1,755
Repairs and replacements	(1,696)	(2,213)

End of period	$10,022	$6,690

The completed contract method of accounting is used for standard products that are typically valued at less than $1 million and have a machine construction time of less than six months. For projects accounted for using the completed contract method of accounting, we accumulate the project costs in work in process until we complete the fabrication of the system. Once fabrication of the system is complete, the customer evaluates the machine at Applied Films’ manufacturing facility according to any specific acceptance criteria outlined in the contract. Upon acceptance, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. Applied Films recognizes the revenue, upon transfer of title. Our contracts under the completed contract method do not provide for the right of a customer to return the machine once title has transferred.

Deferred Gross Profit

During fiscal years 2002, 2001 and 1999, the Company sold certain thin film deposition equipment to the China JV (Note 5). Because the Company owns 50% of the China JV, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross profit, approximately $0.0, $1.3 million and $1.4 million, respectively, which will be recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the China JV and the estimated depreciable life of the equipment. The thin film equipment sold to the China JV in fiscal year 2002 was sold at cost and did not result in gross profit. The amortization of the gross profit is included with “Equity earnings of joint venture” in the accompanying consolidated statements of operations. The deferred gross profit recognized in fiscal 2004 was $297,000 and $297,000 for fiscal 2003. The remaining deferred gross profit was $1.6 million on June 26, 2004, $1.9 million on June 28, 2003, and $2.2 million on June 29, 2002.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $16.8 million, $12.2 million, and $9.2 million, of research and development expenses for the fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002, respectively, net of reimbursements for funded research and development received from a German governmental agency. The Company is reimbursed up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and the agency and is paid when the research is completed and accepted by the agency. The Company received reimbursements of $713,000, $599,000, and $795,000, in the fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002, respectively.

Foreign Currency Transactions

The Company generated 81%, 70%, and 58% of its revenues in fiscal years 2004, 2003, and 2002, respectively, from sales to foreign corporations located outside of Europe, which are primarily in Asia and the United States. In addition, many of its raw materials are purchased from foreign corporations. The majority of the Company’s sales and purchases are denominated in Euros, with the remainder denominated in U.S. dollars. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are converted to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the year.

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

Other Cumulative Comprehensive Loss

SFAS 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Other cumulative comprehensive income for the Company represents foreign currency items associated with the translation of the Company’s investment in its foreign subsidiaries and the China JV, unrealized gain on foreign currency hedge activities and unrealized losses on available for-sale securities.

Comprehensive Income (Loss)

A summary of the comprehensive income (loss) is as follows (in thousands):

	June 26, 2004	June 28, 2003	June 29, 2002

Net income (loss)	$12,361	$2,054	$(1,022)
Other comprehensive income:
Currency translation adjustment, net	12,592	19,019	(975)
Recognition of unrealized gain on hedged transactions	(480)	480	-
Unrealized loss on marketable securities	(660)	-	-

Comprehensive income (loss)	$23,813	$21,553	$(1,997)

Following are the components of comprehensive income (loss) (in thousands):

	Beginning Balance	Amount	Valuation Allowance	Ending Balance

June 29, 2002
Unrealized loss on foreign currency translation	$(7,020)	$(975)	$-	$(7,995)

June 28, 2003
Unrealized gain on foreign currency translation	(7,995)	19,019	-	11,024
Unrealized gain on hedged transactions	-	312	168	480

	(7,995)	19,331	168	11,504

June 26, 2004
Unrealized gain on foreign currency translation	11,024	12,592	-	23,616
Recognition of unrealized gain on hedged transactions	480	(312)	(168)	-
Unrealized loss on marketable securities	-	(429)*	(231)	(660)

	$11,504	$11,851	$(399)	$22,956

*Amounts related to unrealized losses on marketable securities are recorded net of tax, but have corresponding full valuation allowances recorded against the related deferred tax asset.

Net Income (Loss) Per Common Share

The Company follows SFAS 128, “Earnings per Share” which establishes standards for computing and presenting basic and diluted earnings per share (“EPS”). Under this statement, basic earnings (loss) per share is computed by dividing the income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing the income or loss available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, including convertible preferred stock, stock options and warrants determined utilizing the treasury stock method. Diluted loss per share in 2002 is determined by dividing the loss available to common stockholders by the weighted average number of shares; no weight is given to the dilutive effect of stock options.

A reconciliation between the number of shares used to calculate basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

	Fiscal Year Ended

	June 26, 2004	June 28, 2003	June 29, 2002

Basic Income (Loss) Per Share
Income (loss) from continuing operations	$11,996	$1,367	$(473)
Income (loss) from discontinued operations	365	687	(549)
Preferred stock dividend	-	-	(315)

Net income (loss) after the preferred stock dividend	$12,361	$2,054	$(1,337)

Weighted average number of common shares outstanding	13,765	11,096	9,628

Income (loss) per share
Basic:
Income (loss) from continuing operations	$0.87	$0.12	$(0.08)
Income (loss) from discontinued operations	0.03	0.06	(0.06)

Net income (loss)	$0.90	$0.18	$(0.14)

Diluted Income (Loss) Per Share
Income (loss) from continuing operations	$11,996	$1,367	$(473)
Income (loss) from discontinued operations	365	687	(549)
Preferred stock dividend	-	-	(315)

Net income (loss) after preferred stock dividend	$12,361	$2,054	$(1,337)

Weighted average number of common shares outstanding	13,765	11,096	9,628
Assuming exercise of stock options	1,057	446	-
Assuming repurchase of treasury stock	(762)	(292)	-

Weighted average number of common shares outstanding,
as adjusted	14,060	11,250	9,628

Income (loss) per share
Diluted:
Income (loss) from continuing operations	$0.85	$0.12	$(0.08)
Income (loss) from discontinued operations	0.03	0.06	(0.06)

Net income (loss)	$0.88	$0.18	$(0.14)

The diluted share base for fiscal year 2002 excludes incremental shares of 831,000 relating to assuming exercise of stock options and 546,000 assuming repurchase of treasury shares. These shares are excluded due to their antidilutive effect as a result of the Company’s loss from continuing operations during fiscal year 2002.

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

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal 2004, 2003, and 2002 using the Black-Scholes pricing model and the following weighted average assumptions:

	2004		2003		2002

Risk-free interest rate	4.35%		2.84%		4.60%
Expected lives	6 yea	rs	7 yea	rs	7 yea	rs
Expected volatility	49%		76%		89%
Expected dividend yield	0.0%		0.0%		0.0%

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

The total fair value of options granted was computed to be approximately $7.1 million, $2.6 million, and $5.8 million, for the years ended June 26, 2004, June 28, 2003, and June 29, 2002, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $2.3 million, $2.2 million, and $2.2 million, for the fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002, respectively.

The Company has elected to account for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), as amended by Financial Accounting Standards Board (FASB) Interpretation NO. 44), “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion NO. 25,” and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, ” Accounting for Stock-Based Compensation” (SFAS 123). The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock based Compensation, Transition and Disclosures” (SFAS 148) (in thousands, except per share data):

	Fiscal Year Ended

	June 26, 2004	June 28, 2003	June 29, 2002

Net income (loss) applicable to common shareholders:
As reported	$12,361	$2,054	$(1,337)
Add: Stock-based employee compensation expense
included in reported net income, net of tax	150	-	-
Deduct: Total stock-based employee compensation
expense determined under fair-value based method
for all awards, net of tax	(2,302)	(2,183)	(2,220)

Pro forma net loss	$10,209	$(129)	$(3,557)

Income (loss) per share:
Basic - as reported	$0.90	$0.18	$(0.14)

Diluted - as reported	$0.88	$0.18	$(0.14)

Basic - pro forma	$0.74	$(0.01)	$(0.37)

Diluted - pro forma	$0.73	$(0.01)	$(0.37)

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

The Company has entered into foreign currency forward contracts to mitigate the risk of changes in exchange rates on firm sale commitments denominated in foreign currencies. These contracts qualify as fair value hedges pursuant to SFAS 133. Accordingly, the fair value of the derivative instruments is recorded on the balance sheet and is offset by changes in the fair value of the related firm commitments. The ineffective portion of the derivative instruments are recorded currently in income. There were no hedged transactions at June 26, 2004 or June 29, 2002, however, at June 28, 2003, the unrealized gain on hedged transactions was $480,000.

Recent Accounting Standards

In January 2003, FASB issued Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46 was effective for variable interest entities created after January 31, 2003 and for older entities in the first reporting period beginning after June 15, 2003. We have not created any variable interest entities.

NOTE 3: SALE OF THE HONG KONG COATINGS DIVISION – DISCONTINUED OPERATIONS

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

The Company accounted for the sale of the Hong Kong coated glass business as a discontinuance of the business. As a result, certain financial information has been restated to give effect to the classification of the Hong Kong coated glass business as a discontinued operation. The net revenues of the discontinued operation were $933,000, $6.1 million and $7.3 million for the fiscal years ended June 26, 2004, June 28, 2003 and June 29, 2002, respectively.

NOTE 4: LONG-TERM DEBT

In fiscal year 1998, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) with a domestic bank providing for a revolving credit facility (“Credit Facility”) with a maximum availability of $11.5 million. This Agreement expired on September 17, 2002, and the Company did not renew the Credit Agreement.

Interest expense was $138,000 for the fiscal year ended June 29, 2002.

NOTE 5: INVESTMENT IN JOINT VENTURE

In June 1998, the Company formed a 50/50 China JV with NSG in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the China JV as equity. During fiscal 2002, 2001 and 1999, the Company sold new and refurbished equipment to the China JV for use in the process of thin film coating of glass. The sales prices were approximately $1.2 million, $5.6 million and $5.1 million, respectively. Because the Company owns 50% of the China JV, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross profit of each sale, approximately $0, $1.3 million and $1.4 million, respectively, which will be recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the China JV and the estimated depreciable life of the equipment. The amortization of the deferred gross profit is included with “Equity earnings of joint venture” in the accompanying consolidated statements of operations.

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

During the third quarter of fiscal 2004, the China JV entered into an unsecured credit facility that did not require bank guaranty from either of the parent companies. Subsequently, the Company’s guaranty of 50% of the debt of the China JV was released. As of June 28, 2003, the Company had provided a letter of credit under its commercial loan facility to guarantee approximately $5.0 million of the debt of the China JV.

In addition, during fiscal years 2004, 2003, and 2002, the Company received cash royalty payments from the China JV totaling $399,000, $404,000, and $220,000, respectively. The Company recorded sales to the China JV of $544,000, $783,000 and $459,000 in fiscal years ended June 26, 2004, June 28, 2003 and June 29, 2002, respectively.

Summarized statement of operations information for the China JV is presented below (in thousands):

	Fiscal Year Ended

	June 26, 2004	June 28, 2003	June 29, 2002

China JV:
Operating revenues	$55,271	$45,369	$24,264

Net income	$6,558	$3,808	$340

Applied Films' equity in earnings:
Proportionate share of net income after eliminations	$3,268	$1,935	$159
Amortization of deferred gain on sale of equipment	296	296	306

Equity earnings of joint venture	$3,564	$2,231	$465

Summarized balance sheet information for the China JV is presented below (in thousands):

	June 30, 2004	June 30, 2003

Assets:
Current assets	$15,822	$12,885
Property, plant, and equipment, net	22,543	25,565

	$38,365	$38,450

Capitalization and liabilities:
Current liabilities	$7,993	$8,059
Short-term debt	-	6,482
Equity	30,372	23,909

	$38,365	$38,450

As of June 26, 2004, the Company does not have accounts payable to the Joint Venture. At June 28, 2003, the Company had accounts payable to the China JV of approximately $578,000. As of June 26, 2004 and June 28, 2003, the Company had receivables from the China JV of approximately $273,000, (including royalty receivables of $156,000) and $238,000, respectively.

NOTE 6: WARRANTS AND STOCK COMPENSATION PLANS

In January 2001, the Company issued warrants to purchase 75,949 shares of common stock at $22.33 per share and warrants to purchase 17,468 shares at $20.09 per share in connection with a Series A convertable preferred stock offering. The Series A Convertible Preferred Stock was converted into 506,328 shares of common stock in December 2001. The warrants are immediately exercisable, and may be exercised any time over a five and three year period, respectively. The Company determined the fair value of these warrants to be approximately $733,623 using the Black-Scholes option pricing model using the following weighted average assumptions:

Risk-free interest rate	4.99%
Expected life	1.5 ye	ars
Expected volatility	100%
Expected dividend yield	0.0%

The estimated fair value of these warrants was recorded in stockholders’ equity with an offset to the amount attributed to the Series A convertible preferred stock. These securities also contain certain registration rights with respect to the underlying shares of common stock.

On October 17, 2003, the holder of a warrant to purchase 17,468 shares of common stock at a price of $20.09 per share exercised the warrant through a cashless option permitted under the terms of the warrant. As a result, on October 17, 2003, the Company issued 5,865 shares in satisfaction of the warrant and received no payment for the shares.

Stock Options

In May 1993, the board of directors approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) covering 276,500 shares of common stock. The exercise price of these options was determined by the board of directors. The options granted in fiscal years 1994 and 1995 vested over a four year period and, under its original terms, were not exercisable until after an initial public offering of common stock was completed by the Company. Accordingly, the Company accounted for the 1993 Plan as a variable plan until June 30, 1995, at which time the board of directors declared that the options then outstanding were exercisable, subject to their vesting terms. The Company recorded approximately $597,000 of deferred compensation related to all options, which was equal to the excess of the estimated fair market value of the common stock as of July 1, 1995 over the exercise price. As of July 3, 1999, all of the compensation has been expensed.

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

On October 22, 2003, the Company adopted the Long Term Incentive Plan covering 1.2 million shares of common stock. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares and other stock-based awards. The exercise price of options granted under the Long Term Incentive Plan is determined by the board of directors based upon estimated fair market value. Options vest 25% one year after the grant date of the option, and 25% every year after for three years and expire no later than ten years after the grant date of the option.

Stock Appreciation Rights (SARs) — The board of directors may approve the grant of SARS that are related to options only. A SAR may be granted only at the time of grant of the related option. The SAR granted will be exercisable only to the extent that a related option is exercisable. The value of the SAR will be determine by multiplying the difference between the fair market value of a share of common stock on the date of exercise over the option price by the number of shares of common stock with respect to which the SAR is exercised. The SAR exercise may be in cash, in shares of common stock or in some combination of cash and stock.

Restricted Stock – Restricted stock may be issued either alone or in addition to other awards granted under the Plan. The board of directors will determine the eligible person, the number of shares to be awarded, the price, the time that each award will be subject to forfeiture, the vesting schedule and rights to acceleration. The awards can be different per individual receiving the award. Each restricted stock award must be accepted within 30 days after the award date by executing an award agreement and paying the price designated. The recipient of the restricted stock will not be permitted to sell, transfer, pledge, or assign shares awarded for a certain period of time as determined by the board of directors.

Performance Shares – Performance shares may be awarded either alone or in addition to other awards granted under the Plan. The board of directors shall determine the eligible persons, the time at which performance shares shall be awarded, the number of performance shares to be awarded and during which receipt of the performance shares will be deferred. The board of directors may condition the grant of performance shares upon the achievement of specific business objectives, measurements of individual, business unit, Company or Subsidiary performance, or such other factors or criteria as determined. The awards can be different per individual receiving the award. The recipient of the performance shares will not be permitted to sell, transfer, pledge, or assign shares awarded for a certain period of time as determined by the board of directors.

Other Stock-Based Awards – Other Stock-Based Awards of common stock may be granted either alone or in addition to other awards under the Plan. The board of directors will determine whom, the time of such award, the number of shares to be awarded and all other conditions of the awards. The awards can be different per individual receiving the award.

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

Employee Stock Purchase Plan

On September 5, 1997, the Board of Directors adopted, and the stockholders subsequently approved, the Applied Films Corporation Employee Stock Purchase Plan (“Purchase Plan”) as amended in October 2000. The Purchase Plan was amended April 17, 2002 to institute two six-month Option Periods each year commencing on the first business day of May and November, respectively. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions. Shares are purchased at 85% of the fair market value of the lower of the common stock on the date of the beginning of the period or the Purchase Date. Purchases are priced on the last business day of April and October, respectively, for the purchases of as many full shares, but not less than one (1) full share, as may be purchased with the funds in his or her Purchase Account. Up to 100,000 shares of common stock may be sold under the Purchase Plan. Shares sold under the Purchase Plan may be newly issued shares or shares acquired by the Company in the open market. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate on September 5, 2007. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and will be administered in accordance with the limitations set forth in Section 423 and the rules and regulations thereunder.

During fiscal years 2004, 2003, and 2002, the Company issued shares to employees of 8,457, 14,042, and 8,799, under this plan, respectively, at a purchase price ranging from $2.81 to $38.50 per share. A total 51,259 shares have been issued under the plan since inception.

A summary of the Company’s Stock Option Plans are as follows:

	For The Fiscal Years Ended

	June 26, 2004		June 28, 2003		June 29, 2002

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	847,654	$15.11	737,157	$14.92	561,836	$9.88
Granted	491,006	31.75	285,425	13.59	290,575	21.84
Forfeited	(66,176)	17.75	(56,000)	24.25	(9,274)	31.59
Exercised	(131,194)	13.45	(118,928)	5.95	(105,980)	5.79

Outstanding at end of year	1,141,290	$22.31	847,654	$15.11	737,157	$14.92

Exercisable at end of year	394,964	8.10	298,440	7.96	228,924	6.94

Weighted average fair value of options granted		$14.38		$12.63		$20.31

The following table summarizes information about employee stock options outstanding and exercisable at June 26, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at June 26, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at June 26, 2004	Weighted Average Exercise Price

$2.75 - $5.26	117,502	4.36	$3.72	117,502	$3.72
$9.51 - $10.53	137,310	8.23	9.86	61,362	9.65
$14.00 - $18.00	126,920	7.35	15.64	61,039	14.95
$18.36 - $19.95	159,263	7.75	19.60	78,138	19.70
$23.94 - $29.39	193,600	8.39	27.23	50,469	25.37
$29.43 - $29.43	124,500	9.82	29.43	-	-
$29.64 - $29.64	122,006	9.32	29.64	8,500	29.64
$32.75 - $33.14	24,500	8.87	33.07	4,500	32.75
$38.27 - $38.27	117,750	9.57	38.27	-	-
$38.50 - $38.50	17,939	6.08	$38.50	13,454	$38.50

	1,141,290			394,964

NOTE 7: INCOME TAXES

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Provision has not been made for additional foreign taxes on undistributed earnings of our foreign subsidiaries and the China JV where such earnings will continue to be reinvested.

Income (loss) from continuing operations before income taxes consists of the following (in thousands):

	Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

Domestic	$(620)	$(4,598)	$(7,865)
Foreign	17,558	6,272	7,460

Income (loss) before income taxes	$16,938	$1,674	$(405)

The net deferred tax asset (liability) is comprised of the following (in thousands):

	June 26, 2004	June 28, 2003

Inventories	$48	$-
Accrued expenses	1,882	1,307
Deferred gain	768	900
Goodwill and intangible assets	3,873	3,882
Net operating loss carry forwards	15,419	14,832
Valuation allowance	(10,373)	(7,081)

Total deferred tax assets	11,617	13,840

Property, plant and equipment	(315)	(629)
Uncompleted contracts	(10,769)	(9,069)

Total deferred tax liabilities	(11,084)	(9,698)

Total deferred tax asset, net	$533	$4,142

Income tax (benefit) provision related to continuing operations for the fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002, consist of the following (in thousands):

	Years Ended

	June 26, 2004	June 28, 2003	June 29, 2002

Current provision (benefit):
Federal	$-	$(1,452)	$-
State	-	-	-
Foreign	1,333	491	(227)

Total current provision (benefit)	1,333	(961)	(227)
Deferred provision (benefit):
Federal	-	1,789	(408)
State	-	106	50
Foreign	3,609	(627)	517

Total deferred provision	3,609	1,268	159

Total tax provision (benefit) related to continuing
operations	$4,942	$307	$(68)

Reconciliations between the effective statutory federal income tax provision (benefit) rate and the Company’s effective income tax provision (benefit) rate as a percentage of net income (loss) related to continuing operations before taxes were as follows:

	June 26, 2004	June 28, 2003	June 29, 2002

Statutory federal income tax (benefit) provision rate	34.0%	34.0%	(34.0)%
State income taxes	0.7	3.3	(3.3)
Foreign income taxes and other	(6.1)	(16.4)	-
Equity earnings in Joint Venture	(6.6)	(34.4)	(12.7)
Foreign tax exempt interest	3.2	(80.9)	(20.7)
Valuation allowance	11.8	116.7	52.6
Valuation allowance due to net operating loss
utilization	(8.3)	-	-
Other	0.5	(3.9)	1.3

Effective income tax (benefit) provision	29.2%	18.4%	(16.8)%

As of June 26, 2004, the Company had net operating losses available to offset future taxable income of approximately $10.2 million in the United States which expire through 2025 and $36.6 million in Germany which have an indefinite life. The valuation allowance increased by approximately $1.3 million in fiscal 2004 and increased by approximately $7.2 million in fiscal 2003. As of June 26, 2004, approximately $1.3 million of the valuation allowance is related to the benefits of stock option deductions, which will be credited to paid-in-capital when realized. The current year unrealized benefit generated is approximately $652,000.

NOTE 8: EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

In August 1992, the Board of Directors adopted a profit sharing plan for all non-bonus eligible employees. The amount to be contributed to the profit sharing pool, subject to the approval of the Company’s board of directors, is generally 15% of operating income excluding any amortization of intangibles related to acquisitions. With the exception of our employees in Germany, whose compensation is governed by a company tariff agreement, profit sharing is paid pro rata based on the total employee base to employees in cash, quarterly, based on a combination of their length of service with the Company and their pay level. The Company expensed approximately $327,000, $75,000, and $77,000, in fiscal years 2004, 2003, and 2002, respectively, related to this plan.

Pension Plan

Applied Films GmbH & Co. KG maintains a noncontributory defined benefit pension plan covering substantially all employees of Applied Films GmbH & Co. KG. Benefits are based primarily on compensation during a specified period before retirement of a specified amount for each year of service. The assumed pension liability of $13.3 million is reflected in the accompanying consolidated balance sheet as of June 26, 2004, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of June 26, 2004.

The following table sets forth the benefit obligation, the funded status of the pension plan, amounts recognized on the Company’s consolidated financial statements, and the principal weighted average assumptions used (in thousands):

	Year Ended

	June 26, 2004	June 28, 2003

Change in benefit obligation:
Benefit obligation at beginning of year	$11,262	$9,071
Service costs	649	601
Interest costs	688	628
Actuarial (gain) loss	(161)	(412)
Foreign exchange loss	732	1,413
Benefits paid	(85)	(39)
Transfers	(324)	-

Benefit obligation at end of year	$12,761	$11,262

Funded status:
Unrecognized net actuarial gain	$(12,761)	$(11,262)
Unrecognized prior service cost	(528)	(346)

Net amount recognized	$(13,289)	$(11,608)

Amounts recognized in the balance sheets:
Accrued pension benefit obligation	$(13,289)	$(11,608)

Net amount recognized	$(13,289)	$(11,608)

Weighted-average assumptions
Discount rate	5.75%	5.75%
Expected return on plan assets	N/A	N/A
Rate of compensation increase:
Employee	2.40%	2.40%
Retired	1.50%	1.50%
Components of net periodic benefit cost:
Service cost	$649	$601
Interest cost	688	628
Expected return on plan assets	-	-
Amortization of prior service costs	-	-
Recognition of actuarial (gain) loss	(161)	(412)

Net periodic benefit costs	$1,176	$817

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year

2005	$131
2006	176
2007	238
2008	322
2009	434

$1,301

NOTE 9: SIGNIFICANT CUSTOMERS

During fiscal years 2004, 2003, and 2002, approximately 81%, 70%, and 58%, respectively, of the Company’s net revenues were exported to customers outside of Europe where the Company manufactures its systems. The Company’s ten largest customers accounted for, in the aggregate, approximately 65%, 53%, and 62%, of the Company’s net revenues in fiscal 2004, 2003, and 2002, respectively. Revenues from our two largest customers in fiscal 2004, LG International and AFG Industries, Inc., represented 13% and 12% respectively, of our net revenues for that year. Revenues from these customers for fiscal 2004, consisted of thin film deposition equipment and spare parts. The loss of, or a significant reduction in purchases by, one or more of these customers would have a material adverse effect on the Company’s operating results.

The following table represents the breakdown of net revenues (as adjusted for discontinued operations) by geographic region (in thousands):

	Fiscal Year Ended

	June 26, 2004	June 28, 2003	June 29, 2002

Asia	$141,652	$92,664	$46,316
United States	44,269	10,576	28,385
Europe and other	42,516	44,896	55,196

	$228,437	$148,136	$129,897

	Fiscal Year Ended

	June 26, 2004	June 28, 2003	June 29, 2002

Asia	62%	63%	36%
United States	19%	7%	22%
Europe and other	19%	30%	42%

	100%	100%	100%

The following table represents the breakdown of net long-lived assets (as adjusted for discontinued operation) by geographic region (in thousands):

	Fiscal Year Ended

	June 26, 2004	June 28, 2003

Asia	$6,831	$253
United States	1,656	2,563
Europe and other	10,987	3,142

	$19,474	$5,958

The Company’s sales are typically denominated in Euros. As a result, the Company recognized approximately $1,340,000, $823,000, and $(15,000), of foreign currency exchange rate gain (loss) on foreign currency exchange rate fluctuations for the fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002, respectively. The Company has $14.0 million and $8.4 million of its accounts receivable denominated in Euros, and $22.2 million and $9.9 million of its accounts payable denominated in Euros as of June 26, 2004 and June 28, 2003, respectively.

NOTE 10: LEASES

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

In connection with the sale of the Longmont Coating Division, the Company and Optera, Inc. entered into a sublease pursuant to which Optera, Inc. is subleasing approximately 40,900 square feet at the Company’s Longmont, Colorado facility, which contains approximately 126,000 square feet. The term of the sublease began on September 24, 2002 and will terminate on March 31, 2005. Optera, Inc. has the option to renew the sublease for additional periods of one year each commencing at the expiration of the initial term and continuing until the expiration or termination of the Company’s lease for the Longmont, Colorado facility. The subtenant also holds a right of first refusal with respect to the assignment or subleasing of, and holds an option to lease, certain additional space in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is $252,000 annually.

The future minimum payments under the operating leases are as follows (in thousands):

Fiscal Year	Operating leases

2005	$7,498
2006	6,982
2007	6,555
2008	6,363
2009	6,360
2010 and thereafter	8,058

Total minimum lease payments	$41,816

Rent expense under operating leases was $6.7 million, $6.6 million, and $5.7 million, for fiscal years ended June 26, 2004, June 28, 2003, and June 29, 2002. During fiscal 2004, rent expense is net of sublease income of $252,000.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and notes receivable. Carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Investments are reported at fair value. Management believes differences between fair values and carrying values of notes receivable would not be materially different because interest rates approximate market rates for material items.

NOTE 12: HELIX ACQUISITION

The Company completed the acquisition of the In-Line Systems division of Helix Technology, Inc., Taiwan (“the In-line Division) on June 2, 2004. The In-line Division produces equipment for the FPD industry and other industries. The acquisition will allow the Company to expand its operations to include manufacturing in Asia. The aggregate consideration and costs paid by the Company was $15.1 million consisting of $12.5 million of cash and 80,826 shares of Applied Films Corporation common stock valued at $26.59 per share (total value of $2.15 million, based upon the average of the closing market prices for the three days before and after, and the day of the close of the transaction, June 2, 2004), and $497,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting.

The accounts of this acquisition have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated based upon the estimated fair value of the identifiable assets acquired. The excess of the purchase price over fair value of net identifiable assets was allocated to goodwill. The $15.1 million purchase price was allocated as follows (in thousands):

Inventory	$1,261
Goodwill	2,891
Other intangible assets	2,113
Property, plant and equipment	6,658
In-process research and development	2,226

Total allocation of purchase price	$15,149

The Company is currently undergoing an independent third party valuation of the assets acquired and the purchase price allocation. The valuation should be completed during the second quarter of fiscal 2005. Intangible assets are being amortized on a straight line basis over periods of five to seven years. The in-process research and development charge represents the intangible value of in-process research and development projects that had not yet reached technical feasibility. The related technology had no alternative use and requires substantial additional development by the Company. In-process research and development was charged to operations during fiscal year 2004.

At June 26, 2004, $3.5 million of the purchase price is being held in an escrow account pending final settlement and reconciliation of acquired assets in accordance with the terms of the purchase agreement. The final payment is anticipated to be made by the end of the second quarter of fiscal year 2005.

NOTE 13: QUARTERLY INFORMATION (unaudited)

The following table sets forth summary unaudited quarterly financial information for the eight fiscal quarters ended June 26, 2004.

	Fiscal 2003 Quarters Ended				Fiscal 2004 Quarters Ended

	28-Sep 2002	28-Dec 2002	29-Mar 2003	28-Jun 2003	27-Sep 2003	27-Dec 2003	27-Mar 2004	26-Jun 2004

	(in thousands, except per share data)
Net revenues	$25,085	$29,121	$44,233	$49,697	$47,674	$57,106	$58,168	$65,489
Cost of goods sold	18,439	22,861	34,323	36,698	34,660	42,930	42,532	47,752

Gross profit	6,646	6,260	9,910	12,999	13,014	14,176	15,636	17,737
Operating expenses:
Research and development	2,262	2,570	3,603	3,743	4,068	4,235	4,739	3,788
Selling, general and administrative	5,962	5,809	5,761	6,508	6,245	6,442	6,976	8,165
In process research and development	-	-	-	-	-	-	-	2,226
Amortization of other intangible assets	889	901	967	1,022	1,017	1,065	1,130	1,123

Income (loss) from operations	(2,467)	(3,020)	(421)	1,726	1,684	2,434	2,791	2,435
Other income, net:
Interest income, net	693	624	433	275	229	671	959	218
Other income, net	133	240	544	683	639	452	343	518
Equity earnings of Joint Venture	365	864	432	570	549	1,063	779	1,174

Income (loss) from continuing operations before income taxes	(1,276)	(1,292)	988	3,254	3,101	4,620	4,872	4,345
Income tax benefit (expense)	486	711	(505)	(999)	-921	(1,155)	(1,204)	(1,662)

Income (loss) from continuing operations	(790)	(581)	483	2,255	2,180	3,465	3,668	2,683
Discontinued operations:
Income (loss) from discontinued operations, net of tax	16	75	86	81	(418)	-	-	-
Gain on the disposal of discontinued operations, net of tax	429	-	-	-	770	13	-	-

Discontinued operations, net of tax	445	75	86	81	352	13	-	-

Net income (loss)	$(345)	$(506)	$569	$2,336	$2,532	$3,478	$3,668	$2,683

Income (loss) per share:
Basic:
Basic income (loss) from continuing operations	$(0.07)	$(0.05)	$0.04	$0.20	$0.19	$0.24	$0.25	$0.18
Income (loss) from discontinued operations	0.04	0.01	0.01	0.01	0.03	-	-	-

Basic income (loss) per share	$(0.03)	$(0.04)	$0.05	$0.21	$0.22	$0.24	$0.25	$0.18

Diluted:
Diluted income (loss) from continuing operations	$(0.07)	$(0.05)	$0.04	$0.20	$0.19	$0.24	$0.24	$0.18
Income (loss) from discontinued operations	0.04	0.01	0.01	0.01	0.03	-	-	-

Diluted income (loss) per share	$(0.03)	$(0.04)	$0.05	$0.21	$0.22	$0.24	$0.24	$0.18

Weighted average common shares outstanding:
Basic	11,035	11,086	11,115	11,146	11,189	14,368	14,730	14,774

Diluted	11,035	11,086	11,145	11,373	11,493	14,699	15,081	15,025

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of perpetual procedures to evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, except as otherwise noted below, the Company’s disclosure controls and procedures were reasonably effective in meeting the desired objectives as of June 26, 2004.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended June 26, 2004, our independent auditors, Ernst & Young LLP, identified and communicated to the Company and its Audit Committee a “significant deficiency” (as defined under the standards established by the Public Company Accounting Oversight Board) relating to the Company’s internal controls over its financial reporting for income taxes. The significant deficiency related to the lack of adequate resources and processes to ensure proper initial recording, management review and oversight of certain accounting matters related to income taxes. The Company has since devoted and will continue to devote resources to improve its contols to remedy this significant deficiency. Ernst & Young LLP has not identified any material weaknesses in connection with their audit of the fiscal 2004 financial statements. The Company’s efforts to strengthen its financial and internal controls continue, and the Company expects to complete remediation of the significant deficiency by the end of fiscal 2005.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The significant deficiency described above was identified and changes to remedy the significant deficiency were begun after the fiscal year end date of June 26, 2004.

PART III

ITEM 10: Directors and Executive Officers of the Registrant

Information required to be furnished by Items 401 and 405 of Regulation S-K is included in our definitive Proxy Statement for our 2004 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the “2004 Proxy Statement”) and is incorporated herein by reference.

We have adopted a Code of Conduct and Ethical Guidelines Statement, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website “http://www.appliedfilms.com”.

ITEM 11: Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K is included in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be furnished by Item 403 of Regulation S-K is included in our 2004 Proxy Statement and is incorporated herein by reference.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans
approved by security holders	833,654	$15.12	197,727
Equity compensation plans not
approved by security holders	14,000	$14.73	10,000
Total	847,654	$15.11	207,727

(1) We have not granted warrants or rights applicable to this chart.

ITEM 13: Certain Relationships and Related Transactions

Information required to be furnished by Item 404 of Regulation S-K is included in our 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14: Principal Accountant Fees And Services

Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K is included in our 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The Registrant’s consolidated financial statements, for the year ended June 26, 2004, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See “ITEM 8: Financial Statements and Supplementary Data.” The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

2.	Financial Statement Schedules
Except for Schedule II set forth below, financial statement schedules are not submitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

Schedule II

Valuation and Qualifying Accounts	(dollars in thousands)

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

2004	$653	$420	$548	$525
2003	855	635	837	653
2002	1,142	430	717	855

3.	Exhibits
Reference is made to the Exhibit Index that begins on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

(b)	Reports on Form 8-K
(i)	The Registrant filed a Current Report on Form 8-K dated June 1, 2004, disclosing in Item 9 a press release announcing that it completed the acquisition of the In-line Systems division of Helix Technology, Inc.
(ii)	The Registrant filed a Current Report on Form 8-K dated April 21, 2004, disclosing in Item 12 an earnings press release announcing results for the second quarter of fiscal 2004.

(c)	Exhibits
The response to this portion of Item 15 is included in the Exhibit Index to this Annual Report.

(d)	Financial Statement Schedules
The response to this section of Item 15 is in Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED FILMS CORPORATION By: /s/ Thomas T. Edman —————————————— Thomas T. Edman Chief Executive Officer and President Date: September 7, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 7, 2004. The persons named below each herby appoint Thomas T. Edman and Lawrence D. Firestone, and each of them severally, as his attorney in fact, to sign in his name and on his behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.

Signature	Title

/s/ Richard P. Beck —————————————— Richard P. Beck	Director, Chairman of the Board

/s/ Thomas T. Edman —————————————— Thomas T. Edman	Director, President, and Chief Executive Officer (principal executive officer)

/s/ Lawrence D. Firestone —————————————— Vincent Sollitto	Treasurer and Chief Financial Officer, Senior Vice President and Secretary (principal financial and accounting officer)

/s/ Allen Alley —————————————— Allen Alley	Director

/s/ John S. Chapin —————————————— John S. Chapin	Director

/s/ Gerald J. Laber —————————————— Gerald J. Laber	Director

/s/ Vincent Sollitto —————————————— Vincent Sollitto	Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Applied Films Corporation, as amended, are incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

3.2	Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

4.1	Specimen common stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

4.2	Specimen Series A Preferred Stock certificate is incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.1	1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).

10.2	1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10-2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-47967) to reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-38426) any by reference to Exhibit 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-56376) and the Fifth Amendment to the 1997 Stock Option Plan is incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.3	Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant's Registration Statement on Form S-8 (Reg. No. 333-56378) and the Fourth Amendment to the Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.4	Outside Director Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-95367), and by reference to Exhibits 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-75164).

10.5	Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan dated October 24, 2001 is incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.

10.6	Long Term Incentive Plan is incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-114809).

10.7	Severance Agreement between Applied Films Corporation and Thomas T. Edman dated July 26, 2002.

10.8	Severance Agreement between Applied Films Corporation and Lawrence D. Firestone dated July 26, 2002.

10.9	Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.10	Lease Agreement dated January 30, 1998, between 9586 East Frontage Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on form 10-Q for the fiscal quarter ended December 27, 1997.

10.11	Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility, incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.12	Agreement, dated November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

10.13	Equity Joint Venture Agreement between Applied Films Corporation and Nippon Sheet Glass Co., Ltd., dated February 17, 1999, is incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

10.14	Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.15	Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.16	Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibits 2.5 of Registrant’s Current Report on form 8-K dated December 31, 2000.

10.17	Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.18	Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.19	Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.20	Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.21	Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.22	Asset Purchase Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.23	License Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.24	Sublease dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.25	Services Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.26	Noncompetition Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.5 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.27	Supply Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.6 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

21.1	Subsidiaries of Applied Films Corporation

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and President and of the Chief Financial Officer of Applied Films Corporation pursuant to Section 409 of the Sarbanes-Oxley Act of 2002.

*Previously filed

EXHIBIT 21.1

Affiliate	Formation Jurisdiction	Ownership

AFCO GP, Inc	Colorado, USA	100% Owned

Suzhou NSG AFC Thin Films Electronics Co., Ltd	Peoples Republic of China	50% Owned

Applied Films Corporation, Taiwan Branch Office	Republic of China (Taiwan)	100% Owned

U.S. Applied Films Corporation Shanghai Representative Office	Peoples Republic of China	100% Owned

Applied Films Shanghai Company Ltd.	Peoples Republic of China	100% Owned

Applied Films Asia Pacific Limited	Peoples Republic of China (Hong Kong)	100% Owned

Applied Films Taiwan Co., Ltd.	Republic of China (Taiwan)	100% Owned

Applied Films Japan Kabushiki Kaisha	Japan	100% Owned

Applied Films Korea Ltd.	Korea	100% Owned

AFCO C.V	Netherlands	100% Owned

Applied Films Belguim N.V	Belguim	100% Owned

AFCO Deutschland Holding GmbH	Germany	100% Owned

AFCO Verwaltung GmbH	Germany	100% Owned

AFCO GmbH & Co. KG	Germany	100% Owned

DAF Export Corporation	Barbados	100% Owned

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-59984 and Forms S-8 Nos. 333-114809, 333-75164, 333-56376, 333-56378, 333-38426, 333-95367, 333-51175, 333-47951, and 333-47967) of Applied Films Corporation of our report dated September 7, 2004, with respect to the consolidated financial statements of Applied Films Corporation included in the Annual Report (Form 10-K) for the year ended June 26, 2004.

/s/ ERNST & YOUNG LLP

Denver, Colorado
September 7, 2004

Exhibit 31.1

CERTIFICATIONS

I, Thomas T. Edman, certify that:

1.	I have reviewed this annual report on Form 10-K of Applied Films Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: September 7, 2004

/s/ Thomas T. Edman —————————————— Thomas T. Edman Chief Executive Officer/President

Exhibit 31.2

CERTIFICATIONS

I, Lawrence D. Firestone, certify that:

1.	I have reviewed this annual report on Form 10-K of Applied Films Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: September 7, 2004

/s/ Lawrence D. Firestone —————————————— Lawrence D. Firestone Chief Financial Officer

Exhibit 32.1

Each of Thomas T. Edman, Chief Executive Officer and President, and Lawrence D. Firestone, Chief Financial Officer, Treasurer, Senior Vice President and Secretary of Applied Films Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Annual Report on Form 10-K for the fiscal year ended June 26, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	the information contained in the Annual Report on Form 10-K for the fiscal year ended June 26, 2004 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Date: September 7, 2004

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