Form 10-Q
period 2004-09-25
APPLIED FILMS CORP
filed 2004-11-04
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
September 25, 2004

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 000-23103

APPLIED FILMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1311581 (IRS Employer Identification No.)

9586 I-25 FRONTAGE ROAD, SUITE 200, LONGMONT, COLORADO 80504
(Address of principal executive offices)

Registrant's telephone number, including area code: (303) 774-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [__]

14,849,011 shares of Common Stock were outstanding as of November 1, 2004.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements:

     Applied Films Corporation and Subsidiaries

         Consolidated Balance Sheets as of September 25, 2004 (unaudited) and June 26, 2004

         Consolidated Statements of Operations (unaudited) for the three months ended
               September 25, 2004 and September 27, 2003, respectively

         Consolidated Statements of Cash Flows (unaudited) for the three months ended
               September 25, 2004 and September 27, 2003, respectively

     Notes to Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Item 4: Controls and Procedures

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K
2 3 4 5 16 20 21 22

Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands except share data)

	September 25, 2004	June 26, 2004

ASSETS CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$35,076	$15,986
Restricted cash	2,043	2,026
Marketable securities	133,671	133,385
Accounts and trade notes receivable, net of allowance of $465 and $525,
respectively	13,163	19,567
Revenue in excess of billings	51,098	70,644
Inventories, net of allowance of $871 and $937, respectively	5,604	8,431
Prepaid expenses and other	1,972	2,093
Deferred tax asset	1,796	1,930

Total current assets	244,423	254,062

Property, plant and equipment, net of accumulated depreciation of
$8,653 and $7,901, respectively	20,820	19,474
Goodwill	64,937	64,077
Intangible assets, net of accumulated amortization of $17,078 and
$15,731, respectively	14,700	15,800
Investment in joint venture	15,127	15,157
Deferred tax asset, net	11,288	9,687
Restricted cash	69	69
Other assets	349	272

Total assets	$371,713	$378,598

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$17,689	$23,242
Accrued expenses	22,831	26,388
Billings in excess of revenue	3,470	3,987
Current portion of deferred gross profit, deferred gain and other obligations	372	372
Deferred tax liability	11,958	10,770

Total current liabilities	56,320	64,759

Long-term portion of deferred tax liability	575	314
Long-term portion of gross profit, deferred gain and other obligation	1,621	1,709
Accrued pension benefit obligation	14,009	13,289

Total liabilities	72,525	80,071

STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized, 14,845,998 and
14,838,215 shares issued and outstanding at September 25, 2004 and
June 26, 2004, respectively	258,423	258,340
Warrants	595	595
Cumulative other comprehensive income	23,164	22,956
Retained earnings	17,006	16,636

Total stockholders' equity	299,188	298,527

Total liabilities and stockholders' equity	$371,713	$378,598

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended

	September 25, 2004	September 27, 2003

Net revenues	$41,680	$47,674
Cost of goods sold	29,802	34,660

Gross profit	11,878	13,014

Operating expenses:
Research and development	4,772	4,068
Selling, general and administrative	7,779	6,245
Amortization of other intangible assets	1,208	1,017

(Loss) income from operations	(1,881)	1,684

Other income, net:
Investment income, net	635	229
Other income, net	460	639
Equity earnings of joint venture	1,400	549

Income from continuing operations before income taxes	614	3,101

Income tax expense	(244)	(921)

Income from continuing operations	370	2,180

Discontinued operations (Note 3):
Loss from discontinued operations, net of tax	-	(418)
Gain on disposal of discontinued operations, net of tax	-	770

Discontinued operations, net of tax	-	352

Net income applicable to common stockholders	$370	$2,532

Earnings per share:
Basic:
Earnings from continuing operations	$0.02	$0.19
Earnings from discontinued operations	0.00	0.03

Basic earnings per share	$0.02	$0.22

Diluted:
Earnings from continuing operations	$0.02	$0.19
Earnings from discontinued operations	0.00	0.03

Diluted earnings per share	$0.02	$0.22

Weighted average common shares outstanding:
Basic	14,839	11,189

Diluted	15,022	11,493

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended

	September 25, 2004	September 27, 2003

Cash Flows from Operating Activities:
Net income	$370	$2,532
Adjustments to net income from continuing operations:
Gain from discontinued operations	-	(352)

Income from continuing operations	370	2,180
Depreciation and amortization of intangible assets	1,943	1,506
Loss on disposals of equipment	6	-
Amortization of gain on lease and deferred gain on equipment sale to
joint venture	(88)	(88)
Equity earnings of Joint Venture	(1,326)	(475)
Changes in:
Restricted cash	(17)	5,158
Accounts and trade notes receivable, net	6,404	(11,088)
Revenue in excess of billings	19,546	12,444
Inventories	2,827	146
Prepaid expenses and other	44	493
Accounts payable and accrued expenses	(8,390)	7,763
Billings in excess of revenue	(517)	(6,545)
Income taxes	(18)	1,614

Net cash flows provided by operating activities	20,784	13,108

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(2,587)	(403)
Purchase of marketable securities, net	(286)	(645)
Joint Venture distribution	1,356	-

Net cash flows used in investing activities	(1,517)	(1,048)

Cash Flows from Financing Activities:
Stock issuance on stock purchase plan and stock options	83	970

Net cash provided by financing activities	83	970

Cash flows from discontinued operations	-	436
Effect on exchange rate changes on cash and cash equivalents	(260)	(168)

Net increase in cash	19,090	13,298
Cash and cash equivalents, beginning of period	15,986	22,817

Cash and cash equivalents, end of period	$35,076	$36,115

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$21	$58

Cash paid for income taxes, net	$13	-

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

Over the last four years, we have enhanced our position as a market leading manufacturer of thin film deposition equipment. In December 2000, we completed the acquisition of the Large Area Coating (LAC) business of Unaxis which improved our position in FPD and enabled our entry into additional markets.

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

Unaudited Financial Information

The accompanying interim financial information as of September 25, 2004 and for the three month periods ended September 25, 2004 and September 27, 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended September 25, 2004 are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, as long as the statements are not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2004 Annual Report on Form 10-K audited for the fiscal year ended June 26, 2004.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal year 2005 will include 53 weeks and fiscal year 2004 included 52 weeks.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Restricted Cash

At September 25, 2004 and June 26, 2004, the Company has guaranty’s outstanding totaling $7.3 million and $5.9 million, respectively, on behalf of certain customers in Asia and Europe, for their cash deposits on contracts. The $7.3 million of guaranties at September 25, 2004 is comprised of $2.1 million of pledged cash and $5.2 million which is committed under a line of credit. The $5.9 million at June 26, 2004 is comprised of $2.1 million of pledged cash and $3.8 million which is committed under a line of credit.

Marketable Securities

The Company records all of its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. We commonly hold our investments to maturity but can sell them at any time as short term cash needs arise.

From 1997 through April 20, 2004 we had classified our investments as trading securities. In April 2004, in accordance with SFAS 115, we determined that a more appropriate classification is to classify our investments as securities available for sale, because the securities were not held to make a profit from short-term fluctuations in market prices.

The following is a summary of the Company’s available-for-sale securities as of September 25, 2004 and June 26, 2004 (in thousands):

	Available for Sale Securities - September 25, 2004

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)

Corporate bonds	$94,658	$19	$(241)	$94,436
Municipal debt securities	4,298	11	-	4,309
Government bonds	21,150	11	(124)	21,037
Equity securities	10,400	-	-	10,400
Money market funds	3,489	-	-	3,489

Total	$133,995	$41	$(365)	$133,671

	Available for Sale Securities - June 26, 2004

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)

Corporate bonds	$90,586	$11	$(435)	$90,162
Municipal debt securities	9,451	-	(43)	9,408
Government bonds	25,599	15	(208)	25,406
Equity securities	8,402	-	-	8,402
Money market funds	7	-	-	7

Total	$134,045	$26	$(686)	$133,385

For the three month period ended September 25, 2004 marketable equity available-for-sale securities with a fair value at the date of sale of $21.2 million were sold. The gross realized loss on such sales totaled $69,000.

The net carrying value and estimated fair value of marketable equity securities at September 25, 2004, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$91,099	$91,008
Due after one year through five years	42,896	42,663

Total marketable equity securities	$133,995	$133,671

Inventories

Inventories consist of materials used in the construction of systems or spare parts and work in process for contracts accounted for under the completed contract method of accounting. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

	September 25, 2004	June 26, 2004

Materials for manufacturing systems	$4,777	$5,571
Work-in-process	827	2,860

Total inventory	$5,604	$8,431

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired. Other intangible assets (identified as patents and customer lists) are carried at fair value determined at the time of acquisition. The goodwill and intangible assets are carried on the balance sheet of the Company’s German subsidiary and Tainan, Taiwan subsidiary. During the fourth quarter of fiscal 2004, the Company completed the acquisition of the In-Line Systems division of Helix Technology in Tainan, Taiwan. As a result of the acquisition, the Company has preliminarily recorded approximately $1.1 million and $1.0 million of patents and customer lists, respectively. The Company is in the process of completing a fair value analysis of the assets. Upon completion of this analysis, these preliminary amounts may change. After initial recording, increases or decreases in the gross cost amount are due to currency fluctuation between the U.S. dollar, the Euro, and the Taiwan dollar. The increase in accumulated amortization of intangible assets is due to the current amortization expense in the current period and currency fluctuation between the U.S. dollar, the Euro, and the Taiwan dollar. The composition of intangible assets follows (in thousands):

	September 25, 2004	June 26, 2004

Intangible assets:
Patents	$27,476	$27,254
Customer lists	4,302	4,277

Intangible assets	31,778	31,531
Less accumulated amortization	(17,078)	(15,731)

Intangible assets, net of accumulated amortization .	$14,700	$15,800

The patents are amortized over seven years and the customer lists are amortized over five years. As a result of adopting SFAS No. 142, the Company no longer recognizes amortization expense on its goodwill. Annually, and more frequently if a triggering event occurs, the Company is required to test the carrying value of goodwill for impairment. During the fourth quarter of fiscal 2004, the annual impairment test on the goodwill recorded with respect to the LAC acquisition was completed and it was determined that there was no impairment of the goodwill related to the LAC acquisition.

Impairment of Long Lived Assets

With the exception of goodwill, which is evaluated annually, the Company evaluates the carrying value of all long-lived assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss would be recognized when the undiscounted estimated future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

The Company performs an annual impairment test to ensure that the fair value of the asset exceeds the carrying value of its China JV on the Company’s balance sheet. The annual impairment test that was completed during the third quarter of fiscal 2004 determined that there was no impairment of the investment in the China JV.

The Company believes no circumstances indicating an impairment exists for any of its other long-lived assets.

Accrued Expenses:

The significant components of accrued expenses are as follows (in thousands):

	September 25, 2004	June 26, 2004

Accrued losses on contracts	$1,499	$2,113
Accrued warranty	9,366	10,022
Accrued compensation	6,845	8,850
Other accruals	5,121	5,403

Total accrued expenses	$22,831	$26,388

Accrued losses on contracts are recognized on specific projects when contract costs in excess of the contracted revenue become probable and the amount of loss can be reasonably estimated. Contract accounting requires management to make estimates of future costs over the performance period of the contract. These estimates are subject to change and result in adjustments to cost of goods sold, which are reflected in the margins on contracts in progress.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the local current effective tax rates for each country we operate in. Also, the Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets which it believes it will more likely than not fail to realize.

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

Equipment Sales Revenue Recognition

The percentage of completion method of accounting is used for sales to customers of products valued at greater than $1 million or a manufacturing time of greater than six months in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred at completion for each contract. Management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are expensed as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company’s contracts accounted for under the percentage of completion method do not provide for the right of a customer to return the machine once title has transferred.

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms, which occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress are as follows (in thousands):

	September 25, 2004	June 26, 2004

Costs incurred on contracts in progress and estimated profit	$154,924	$168,837
Less: billings to date	(107,296)	(102,180)

Revenue in excess of billings, net	$47,628	$66,657

The Company typically collects 80-85% of the cash due on the total project by the time the equipment ships from its facility. The remaining 15-20% balance that is due following the ship date is billed in accordance with the contract terms and those subsequent billings are generally collected within 30 days after billing.

The completed contract method of accounting is used for sales to customers of standard products that are typically valued at less than $1 million or have a machine fabrication time of less than six months. For projects accounted for using the completed contract method of accounting, we accumulate the project costs in work in process until we complete the fabrication of the system. Once fabrication of the system is complete, the customer evaluates the machine at Applied Films’ manufacturing facility according to any specific acceptance criteria outlined in the contract. Upon acceptance, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. Applied Films recognizes the revenue upon transfer of title. Our contracts accounted for under the completed contract method do not provide for the right of a customer to return the machine once title has transferred.

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

Changes in the Company’s product warranty liability were as follows (in thousands):

	Three Months Ended

	September 25, 2004	June 26, 2004

Beginning of period	$10,022	$6,690
Warranties issued	399	5,028
Repairs and replacements	(1,055)	(1,696)

End of period	$9,366	$10,022

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $4.8 million and $4.1 million of research and development expenses for the three months ended September 25, 2004 and September 27, 2003, respectively, net of reimbursements for funded research and development received from a German governmental agency. The Company is reimbursed by the German governmental agency up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and the German agency and reimbursements are paid when the research is completed and accepted by the German agency. The Company received reimbursements of $331,000 and $208,000, in the three month periods ended September 25, 2004 and September 27, 2003, respectively.

Foreign Currency Transactions

As of September 25, 2004 and September 27, 2003, the Company principally purchased raw materials and manufactured its products in Germany. The majority of the Company’s sales and purchases are denominated in Euros, with the remainder denominated in U.S. dollars. The Company generated 88% and 82% of its revenues in the three month periods ended September 25, 2004 and September 27, 2003, respectively, from sales to corporations located outside of Europe, which are primarily in Asia and the United States. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are converted to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the year.

Foreign Currency Translation

The financial results of the Company’s foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of cumulative other comprehensive income (loss).

Cumulative Other Comprehensive Income

SFAS 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Cumulative other comprehensive income for the Company represents foreign currency items associated with the translation of the Company’s investment in its foreign subsidiaries and the China JV, and unrealized gains/losses on available for-sale marketable securities.

A summary of the comprehensive income is as follows (in thousands):

	Three Months Ended

	September 25, 2004	September 27, 2003

Net income	$370	$2,532
Cumulative other comprehensive income:
Unrealized gain on marketable securities, net of tax	336	-
Currency translation adjustment, net of tax	(128)	355

Comprehensive income	$578	$2,887

Net Income per Common Share

The Company follows SFAS 128, “Earnings per Share,” which establishes standards for computing and presenting basic and diluted earnings per share (“EPS”). Under this statement, basic earnings per share is computed by dividing the income or loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing the income or loss available to common stockholders by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, stock options and warrants determined utilizing the treasury stock method.

Statement of Financial Accounting Standards 123

SFAS 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by Financial Accounting Standards Board (FASB) Interpretation NO. 44), “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion NO. 25,” and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, ” Accounting for Stock-Based Compensation” (SFAS 123). The Company has elected to account for its stock-based compensation plans for employees and directors under APB 25.

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during the periods using the Black-Scholes pricing model and the following weighted average assumptions:

	September 25, 2004	September 27, 2003

Risk-free interest rate	3.75%	3.49%
Expected lives	6 years	7 years
Expected volatility	51%	53%
Expected dividend yield	0.0%	0.0%

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

The total fair value of options granted was approximately $1.7 million and $743,000 for the three months periods ended September 25, 2004 and September 27, 2003, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $777,000 and $275,000 for the three month periods ended September 25, 2004 and September 27, 2003, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock based Compensation, Transition and Disclosures” (in thousands, except per share data):

	For The Three Months Ended

	September 25, 2004	September 27, 2003

Net income applicable to common shareholders:
As reported	$370	$2,532
Add: Stock-based employee compensation expense,
included in the reported net income, net of tax	-	-

Deduct: Total stock-based employee compensation
expense determined under fair-value based method
for all awards, net of tax	(777)	(275)

Pro forma net income (loss)	$(407)	$2,257

Income (loss) per share:
Basic - as reported	$0.02	$0.22

Diluted - as reported	$0.02	$0.22

Basic - pro forma	$(0.03)	$0.20

Diluted - pro forma	$(0.03)	$0.20

Recent Accounting Standards

In January 2003, FASB issued Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46 was effective for variable interest entities created after January 31, 2003 and for older entities in the first reporting period beginning after June 15, 2003. We do not have interests in any variable interest entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: SALE OF THE HONG KONG COATINGS DIVISION – DISCONTINUED OPERATIONS

Effective September 26, 2003, the Company sold its coated glass business located in Hong Kong to NSG for approximately $1.4 million and recorded an after tax gain in the first quarter of fiscal 2003 of $770,000 and had a final after tax gain of $783,000 on the transaction. The assets sold included the right to direct 50% of the China JV production, customer lists of the business, the coated glass inventory and any outstanding purchase orders of the coated glass business located in Hong Kong.

The Company accounted for the sale of the Hong Kong coated glass business as a discontinuance of the business. As a result, certain financial information has been restated to give effect to the classification of the Hong Kong coated glass business as a discontinued operation. The net revenues of the discontinued operation were $933,000 for the period ended September 27, 2003.

NOTE 4: INVESTMENT IN JOINT VENTURE

In June 1998, the Company formed a 50/50 China JV with NSG in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the China JV as equity. The China JV began operations during the fourth quarter of fiscal 1999. During fiscal 2002, 2001 and 1999, the Company sold new and refurbished equipment to the China JV for use in the process of thin film coating of glass. The sales prices were approximately $1.2 million, $5.6 million and $5.1 million, respectively. Because the Company owns 50% of the China JV, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross profit of each sale, approximately $0, $1.3 million and $1.4 million, respectively, which will be recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the China JV and the estimated depreciable life of the equipment. The amortization of the deferred gross profit is included with “Equity earnings of joint venture” in the accompanying consolidated statements of operations.

The Company records 50% of income or loss from operations of the China JV after eliminating the impact of inter-entity transactions. The functional currency for the China JV is the local Chinese Yuan Renminbi. The Company’s investment in the China JV is translated into U.S. dollars using the period-end exchange rate. The earnings recorded by the Company from the China JV are translated at average rates prevailing during the period. These rates have remained fixed by the Chinese government for a number of years. The cumulative translation gain or loss, if any, is recorded as “Cumulative other comprehensive income (loss)” in the Company’s consolidated financial statements.

Summarized statement of operations information for the China JV is presented below (in thousands):

	Three Month Period Ended

	September 30, 2004	September 30, 2003

China JV:
Operating revenues	$16,111	$13,438

Net income	$2,652	$878

Applied Films' equity in earnings:
Proportionate share of net income after eliminations	$1,326	$475
Amortization of deferred gain on sale of equipment	74	74

Equity earnings of joint venture	$1,400	$549

During the first quarter of fiscal year 2005, the China JV returned approximately $1.4 million in cash from excess operating cash to each of the partners. The cash distribution was recorded as a reduction to the China JV investment account recorded in the Company’s balance sheet. The undistributed earnings from the China JV will continue to be reinvested. During the three month periods ended September 25, 2004 and September 27, 2003, the Company recorded royalty income from the China JV totaling $165,000 and $137,000, respectively. The Company recorded sales to the China JV of $229,000 and $163,000 for three months ended September 25, 2004 and September 27, 2003, respectively.

Summarized balance sheet information for the China JV is presented below (in thousands):

	September 30, 2004	June 30, 2003

Assets:
Current assets	$16,989	$15,822
Property, plant, and equipment, net	21,849	22,543

	$38,838	$38,365

Capitalization and liabilities:
Current liabilities	$8,518	$7,993
Equity	30,320	30,372

	$38,838	$38,365

As of September 25, 2004 and June 26, 2004 the Company had receivables from the China JV of approximately $292,000 (including royalty receivables of $55,000) and $281,000 (including royalty receivables of $157,000), respectively.

NOTE 5: WARRANTS

On October 17, 2003, the holder of a warrant to purchase 17,468 shares of common stock at a price of $20.09 per share exercised the warrant through a cashless option permitted under the terms of the warrant. As a result, on October 17, 2003, the Company issued 5,865 shares in satisfaction of the warrant and received no payment for the shares.

NOTE 6: SALES AND NET LONG-LIVED ASSETS BY GEOGRAPHIC REGION

The following table represents the breakdown of net revenues (as adjusted for discontinued operations) by geographic region (in thousands):

	Three Months Ended

	September 25, 2004	September 27, 2003

Asia	$33,646	$31,230
United States	3,130	7,946
Europe and other	4,904	8,498

	$41,680	$47,674

	Three Months Ended

	September 25, 2004	September 27, 2003

Asia	81%	65%
United States	7	17
Europe and other	12	18

	100%	100%

The following table represents the breakdown of net long-lived assets (as adjusted for discontinued operations) by geographic region (in thousands):

	September 25, 2004	June 26, 2004

Asia	$11,154	$11,800
United States	1,698	1,656
Europe and other	87,605	85,895

	$100,457	$99,351

NOTE 7: LEASES

The Company is obligated under certain non-cancelable operating leases for office, manufacturing and warehouse facilities, and various equipment. Beginning in April 2002, the Company entered into an eight-year lease for the Company’s manufacturing and administrative location in Germany. Under this lease, payments are fixed for the entire term of the lease and there is an option to renew the term for an additional five years. Additional manufacturing space has been leased for a period of six months (beginning at the end of fiscal year 2004). The Company entered into a lease for the Company’s manufacturing and administrative location in Longmont, Colorado, which commenced on January 30, 1998; payments were fixed until the first day of the second lease year, at which time payments increase annually one and one-half percent plus one-half of the increase in the Consumer Price Index per annum. Lease expense for the Longmont location has been recorded straight-line over the term of the lease. The initial lease term is 15 years, with two additional five year options to extend. Both of these facility leases are accounted for as operating leases.

The Company currently subleases approximately 40,900 square feet at the Company’s Longmont, Colorado facility, which contains approximately 126,000 square feet, to Optera, Inc. The term of the sublease began on September 24, 2002 and will terminate on March 31, 2005. Optera, Inc. has the option to renew the sublease for additional periods of one year each commencing at the expiration of the initial term and continuing until the expiration or termination of the Company’s lease for the Longmont, Colorado facility. Optera, Inc. also holds a right of first refusal with respect to the assignment or subleasing of, and holds an option to lease, certain additional space in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is $252,000 annually.

With the acquisition in Tainan, the Company has entered into a one year lease agreement through May of 2005 for approximately 41,000 square feet of office, manufacturing, and research and development space in Tainan, Taiwan.

Rent expense, net under operating leases was $2.0 million and $1.7 million for three months ended September 25, 2004 and September 27, 2003 respectively.

NOTE 8: HELIX ACQUISITION

The Company completed the acquisition of the In-Line Systems division of Helix Technology, Inc., in Tainan, Taiwan (“the In-line Division”) on June 2, 2004. The In-line division produces equipment for the FPD industry and other industries. The acquisition will allow the Company to expand its operations to include manufacturing in Asia. The aggregate consideration and costs paid by the Company was $15.1 million consisting of $12.5 million of cash and 80,826 shares of Applied Films Corporation common stock valued at $26.59 per share (total value of $2.15 million, based upon the average of the closing market prices for the three days before and after, and the day of the close of the transaction, June 2, 2004), and $497,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting.

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

The Company is currently undergoing an independent third party valuation of the assets acquired and the purchase price allocation. The valuation should be completed during the second quarter of fiscal 2005. Intangible assets are being amortized on a straight line basis over periods of five to seven years. The in-process research and development charge represents the intangible value of in-process research and development projects that had not yet reached technical feasibility. The related technology had no alternative use and requires substantial additional development by the Company. In-process research and development was charged as an operational expense during fiscal year 2004.

At June 26, 2004, $2.5 million of the purchase price was being held in an escrow account pending final settlement and reconciliation of acquired assets in accordance with the terms of the purchase agreement. The final payment is anticipated to be made by the end of the second quarter of fiscal year 2005.

NOTE 9:  EMPLOYEE BENEFIT PLANS

Pension Plan

The Company’s German subsidiary, Applied Films GmbH & Co. KG maintains a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits are based primarily on compensation during a specified period before retirement of a specified amount for each year of service. The pension liability of $14.0 million and $13.3 million is reflected in the accompanying consolidated balance sheet as of September 25, 2004 and June 26, 2004, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of September 25, 2004.

Components of Net Periodic Benefit Cost (in thousands):

	Three Months Ended

	September 25, 2004	September 27, 2003

Service cost	$164	$141
Interest cost	173	147
Expected return on plan assets	-	-
Amortization of prior service costs	-	-
Recognition of actuarial (gain) loss	-	-

Net periodic benefit costs	$337	$288

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of thin film deposition equipment to diverse markets such as the FPD, the architectural and solar glass, and the consumer products packaging and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

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

In June 2004, we completed the acquisition of the In-Line Systems division of Helix Technology, Inc. in Taiwan. The acquisition provided us with an additional 32 people who are familiar with our products, as well as a facility that will serve as our Asian manufacturing base, where we expect to manufacture some of our display systems beginning in the second half of fiscal 2005. We believe manufacturing in Taiwan will allow us to reduce our manufacturing and shipping costs and reduce the transit time for systems sold to our customers in Asia. The addition of technical personnel in Asia will also enhance our customer service.

Revenues for our thin film deposition equipment are generally recognized using the percentage-of-completion method of accounting, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. We operate with a certain amount of unrecognized revenue, which we refer to as backlog, on our contracts in progress. This is an operational measure and is not considered a non-GAAP financial measure. Customers usually make progress payments during the term of the contract. We usually receive approximately 80% to 85% of the purchase price in cash or letter of credit prior to shipment. Our average manufacturing lead-time is between nine and twelve months.

Revenues generated from customers outside of Europe were 88% in the first quarter of fiscal 2005 compared to 82% for the first quarter of fiscal 2004. Since the Helix acquisition closed in June 2004, no revenues have been generated from our facility in Taiwan. Sales of our systems and backlog are denominated in Euros and, unless hedged, are subject to fluctuation in the valuation of the foreign currencies against the dollar. Should we engage in a sales contract other than denominated in Euros, we will usually enter into currency hedging transactions to mitigate our foreign exchange exposure for the duration of the contract. The effects of foreign exchange rate changes on non-Euro denominated contracts have not been significant to date.

Net revenues in Euros reported in equivalent U.S. dollars were approximately $38.7 million for the first quarter of fiscal 2005 and $45.7 million for the first quarter of fiscal 2004. As of September 25, 2004, the U.S. dollar equivalent of accounts receivable denominated in Euros was approximately $6.6 million, or approximately 62%, of total accounts receivable. As of September 25, 2004, the U.S. dollar equivalent of accounts payable denominated in Euros was approximately $15.5 million, or approximately 88%, of total accounts payable.

Quarter Ended September 27, 2003 Compared to Quarter Ended September 25, 2004

The following table presents certain key highlights and the percentage change from the results of operations for the first quarter ended September 27, 2003 and September 25, 2004.

	Three Month Period Ended

	September 27, 2003	September 25, 2004	Percent Change

	(in millions)
Backlog	$94.6	$68.4	(27.7)%
Net revenues	47.7	41.7	(12.6)
Gross profit	13.0	11.9	(8.5)
Research and development	4.1	4.8	17.1
Selling, general and administrative expenses .	6.2	7.8	25.8
Amortization of other intangible assets	1.0	1.2	20.0
Investment income, net	0.2	0.6	200.0
Other income, net	0.6	0.5	(16.7)
Equity earnings of joint venture	0.5	1.4	180.0
Income tax expense	$(0.9)	$(0.2)	77.8%

Backlog was $68.4 million at September 25, 2004 and $94.6 million at September 27, 2003. Backlog is unrecognized revenue on contracts in progress. Our order activity is related to the expansion of our customers’ capacity for the markets that we serve. Our backlog of $68.4 million at the end of the first quarter of fiscal 2005 was down compared to our $94.6 million in backlog at the end of the first quarter of fiscal 2004 primarily due to the absence of orders for our Terra G system for the architectural glass market in the first quarter of fiscal 2005.

Net Revenues. The 12.6% decrease in net revenues was due primarily to the lower backlog levels at the beginning of the quarter compared to the prior year and due to the new orders received in the quarter being received too late to begin work and therefore recognize revenue on those projects. We began fiscal 2005 with a strong backlog of our New Aristo systems for the flat panel market display market, which is based in Asia. The FPD market and the success of our New Aristo is one of the key contributors to the growth in revenues in Asia.

Gross Profit. The 8.5% decrease in gross profit in the first quarter of fiscal 2005 was due primarily to the decrease in revenues compared to the first quarter of fiscal 2004. Gross margins however, increased from 27.3% in the first quarter of fiscal 2004 to 28.5% in the first quarter of fiscal 2005 driven by our product mix and by cost improvements related to our cost reduction projects, which include a focus on design changes to existing products that reduce the cost of manufacturing, by sourcing small fabricated components in Asia, and through volume discounts from our current suppliers.

Research and Development. Compared to the first quarter of fiscal 2004 research and development expenses grew 17.1% in the first quarter of fiscal 2005. We concentrated our research and development efforts on FPD related products targeted towards larger glass sizes, including Generation 6 and 7 glass sizes and the further development of our recently introduced TRITON system for the array side of the TFT. Research and development expenses consist primarily of salaries, outside contractors, lab, and other expenses related to our ongoing product and technology initiatives. As a percentage of net revenues, research and development expenses increased to 11.4% in the first quarter of fiscal 2005 from 8.5% in the first quarter of fiscal 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased 25.8% in the first quarter of fiscal 2005, as we experienced cost increases related to directors & officers insurance, professional fees related to compliance with the Sarbanes-Oxley Act, increased annual audit fees, additional selling costs related to the initial marketing of our TRITON system as well as additional costs of training for our employees in Taiwan. As a result of the decreased sales revenue and increased expenses, selling, general and administrative expenses as a percentage of net revenues increased from 13.1% in the first quarter of fiscal 2004 to 18.7% in fiscal 2005.

Amortization of Other Intangible Assets. The 20.0% increase in amortization of other intangible assets was the result of the amortization of the intangible assets related to the Helix acquisition that closed in June 2004 and to currency translations due to the strength of the Euro compared to the U.S. dollar. The intangible assets are reported on the balance sheets of our German and Taiwan subsidiaries and the ongoing amortization will fluctuate based on the strength of the Euro and the New Taiwan dollar compared to the U.S. dollar. As a result of the Helix acquisition we have increased our intangible asset balances related to the patents and customer lists that were acquired in the transaction. The patents will be amortized over seven years and the customer lists will be amortized over five years.

Investment Income, Net. During the first quarter of fiscal 2005, our average annual investment yield was 1.6% compared to 1.9% at the end of the first quarter of fiscal 2004. We earned a net $635,000 on our invested cash in the first quarter of fiscal 2005 compared to $229,000 in fiscal 2004. Although the annual yield was significantly reduced, net investment income increased as a result of the investment of cash that was raised during a follow-on offering of additional common stock in October 2003.

Other Income, Net. Net other income includes items such as realized foreign currency transaction adjustments and an approximate 1.0% royalty on our China JV sales. The majority of the $100,000 decrease between the first quarter of fiscal year 2005 and the first quarter of fiscal year 2004 was related to reduced currency transaction gains between the Euro and the U.S. dollar.

Equity earnings of Joint Venture. The 155% increase in equity earnings was primarily due to the increase in profitability of the China JV as a result of an increase in the demand for color STN glass supplied by the China JV to the market for cellular telephones with color displays.

Income Tax Expense. Income tax expense reflects the estimated tax effect of the earnings of each operating subsidiary and their respective tax rates. The income tax expense for the first quarter of fiscal 2005 decreased as we reported lower net income during the first quarter of the fiscal year. Our effective tax rate for the first quarter of fiscal 2005 was (31.0)% compared to 36.1% for the first quarter of fiscal 2004.

We received a $1.4 million cash distribution from excess operating cash of the China JV during the first quarter of fiscal 2005. The distribution is taxable to the Company. The undistributed earnings from the China JV will continue to be permanently reinvested tax free. We will apply for a tax holiday status in Taiwan related to our subsidiary corporation that was formed to complete the Helix acquisition. Effective July 1, 2004 there was a change to the tax law in Germany regarding thinly capitalized companies which will likely result in an increase in Germany taxable income.

Discontinued Operations.  On September 26, 2003, we sold our Hong Kong coated glass business to NSG for $1.35 million in total consideration resulting in an after tax gain on the sale of $783,000 of which $770,000 was recognized in the first quarter of fiscal 2003. We accounted for the sale as a discontinuance of business and our financial statements have been restated to reflect our business without the results of our Hong Kong coated glass business. The $418,000 loss from discontinued operations reflected the operating results of that discontinued business of $4,000 from June 29, 2003 through September 26, 2003 combined with the settlement paid to Optera, Inc. of $650,000 net of $228,000 for taxes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our estimates, including those related to project costs, warranties, collections, product returns, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. See also Note 2: Significant Accounting Policies.

We recognize revenues on a majority of contracts relating to the construction and sale of thin film deposition equipment using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract at completion. Our management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General, administrative, selling and research and development costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

We generally offer warranty coverage for equipment sold for a one-year period after final installation is accepted by the customer. We estimate the anticipated costs to be incurred during the warranty period and accrue a reserve as a percentage of revenue as revenue is recognized. In addition, specific reserves are provided for known and anticipated problems. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

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

In consolidation, the financial results of our foreign subsidiaries are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the period-end spot exchange rate, revenues and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of cumulative other comprehensive income.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We have elected to account for our employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), as amended by Financial Accounting Standards Board (FASB) Interpretation NO. 44), “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion NO. 25,” and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, ” Accounting for Stock-Based Compensation” (SFAS 123).

We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by accounting principles generally accepted in the United States versus U.S. tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe the recovery is less than likely, we establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination is made.

Liquidity and Capital Resources

We have funded our operations with cash balances, cash generated from operations, proceeds from public offerings of our common stock and bank borrowings. Cash provided by operating activities was $13.1 million for the first three months of fiscal 2004 compared to $20.8 million for the first three months of fiscal 2005. As of September 25, 2004, we had cash and marketable securities of approximately $170.9 million consisting of cash and cash equivalents of approximately $35.1 million, restricted cash of approximately $2.1 million, and marketable securities of $133.7 million. Total working capital was $188.1 million.

We have established a post closing escrow account in accordance with the purchase and sale agreement with Helix Technology. At September 25, 2004, we have $2.5 million remaining in the escrow account. This amount will be paid upon final settlement and reconciliation of acquired assets in accordance with the terms of the purchase agreement.

Capital expenditures were $403,000 for the first three months of fiscal 2004 and $2.6 million for the first three months of fiscal 2005. We anticipate capital expenditures of approximately $5.5 million in fiscal 2005. Our capital expenditures have related primarily to process equipment for product development. The increase in capital expenditures in 2005 is related to the investment in larger size display lab equipment for the development of hardware and process technologies for the FPD market, and our alpha and beta systems related to the development of our TRITON system for TFT array.

Cash used for investing activities was $1.0 million and $1.5 million for the first three months of fiscal 2004 and 2005, respectively. We had net purchases of $645,000 and $286,000 of marketable securities in the first three months of fiscal years 2004 and 2005, respectively.

Cash generated from financing activities related to issuance of stock, was $970,000 and $83,000 for the first three months of fiscal 2004 and 2005, respectively.

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

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of September 25, 2004 (in thousands):

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Cash Obligations
Operating leases:
Buildings	$39,648	$5,422	$19,755	$11,465	$3,006
Office equipment	206	110	96	-	-
Other	609	218	346	45	-

	$40,463	$5,750	$20,197	$11,510	$3,006

	Amount of commitment expiration per period

	Total Amounts Committed	Less than 1 year	1-3 years	Over 3 years

Other Commercial Commitments
Bank guaranty	$7,346	$7,073	$273	$-
Other commercial commitments	1,214	843	357	14

Total commercial commitments	$8,560	$7,916	$630	$14

There were no currency forward contracts outstanding as of September 25, 2004.

Operating leases primarily include leases for offices, factories and office equipment throughout our operations. Lease obligations do not include amounts related to maintenance, insurance and taxes on our facilities. The bank guaranty represents progress payments made to the Company, primarily from customers in China and Europe, deposited in a restricted account until the contract terms are fulfilled and the guaranty’s required by the German government for custom duties on imports received into Germany. Our other commercial commitments consist of software licenses and third party service contracts.

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

As of September 25, 2004, our investments consisted primarily of equity securities, corporate, government and municipal bonds, money market mutual funds and restricted cash of $2.1 million. These investments earned approximately $635,000 for the quarter then ended, at an average interest rate of approximately 1.6%. The impact of an increase/(decrease) of one percent in the average interest rate would have resulted in an increase/(decrease) of approximately $429,000 of investment income for the quarter ended September 25, 2004.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At September 25, 2004, we had approximately $6.6 million of accounts receivable and approximately $15.5 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $88,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at September 25, 2004.

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

International manufacturing operations are based in Germany and Taiwan. These operations constitute a significant portion of our revenues and identifiable assets. These identifiable assets are based in Euros in Germany and are based in New Taiwan dollars in Taiwan. International operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset exposures.

Our cash position includes amounts denominated in foreign currencies, primarily Euros. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of operations as well as adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations, with the exception of approximately $2.5 million which is in a post closing escrow account used for the acquisition of Helix (Note 8), and with the exception of $2.1 million of guaranty’s related to progress payments primarily from our customers in China and custom duties for items received in Germany.

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

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of perpetual procedures to evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, except as otherwise noted below, the Company’s disclosure controls and procedures were reasonably effective in meeting the desired objectives as of September 25, 2004.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended June 26, 2004, our former independent auditors, Ernst & Young LLP, identified and communicated to the Company and its Audit Committee a “significant deficiency” (as defined under the standards established by the Public Company Accounting Oversight Board) relating to the Company’s internal controls over its financial reporting for income taxes. The significant deficiency related to the lack of adequate resources and processes to ensure proper initial recording, management review and oversight of certain accounting matters related to income taxes. During the first quarter of fiscal year 2005, the Company has devoted resources to improve its controls to remedy this significant deficiency and we believe that as of September 25, 2004, we have remediated the issues upon which it was based. While we believe this situation has been remediated, the process will continue to be reviewed by management, and supported by confirmation and testing by our internal and independent auditors. As a result, additional changes may be made to our internal controls and procedures.

Other than as noted above, no changes occurred in the Company’s internal controls concerning financial reporting during the quarter ended September 25, 2004, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company will continue to review and analyze our internal controls over financial reporting and make changes as deemed necessary to strengthen those controls.

PART II. OTHER INFORMATION.

ITEM 6. – EXHIBITS

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

Date: November 4, 2004	APPLIED FILMS CORPORATION /s/ Thomas T. Edman —————————————— Thomas T. Edman President and Chief Executive Officer

Date: November 4, 2004	/s/ Lawrence D. Firestone —————————————— Lawrence D. Firestone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATIONS

I, Thomas T. Edman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

November 4, 2004

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

November 4, 2004

/s/ Lawrence D. Firestone —————————————— Lawrence D. Firestone Chief Financial Officer

Exhibit 32.1

Each of Thomas T. Edman, Chief Executive Officer and President, and Lawrence D. Firestone, Chief Financial Officer, Treasurer, Senior Vice President and Secretary of Applied Films Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Quarterly Report on Form 10-Q for the quarter period ended September 25, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	the information contained in the Quarterly Report on Form 10-Q for the fiscal year ended September 25, 2004 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

November 4, 2004

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