Form 10-Q
period 2004-12-25
APPLIED FILMS CORP
filed 2005-02-03
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
December 25, 2004

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

14,867,338.     shares of Common Stock were outstanding as of February 1, 2005.

INDEX

PART I. FINANCIAL INFORMATION
Page

Item 1: Consolidated Financial Statements:

Applied Films Corporation and Subsidiaries

Consolidated Balance Sheets as of December 25, 2004 (unaudited) and June 26, 2004	2

Consolidated Statements of Operations (unaudited) for the three months and six months ended
December 25, 2004 and December 27, 2003, respectively	3

Consolidated Statements of Cash Flows (unaudited) for the six months ended
December 25, 2004 and December 27, 2003, respectively	4

Notes to Consolidated Financial Statements	5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3: Quantitative and Qualitative Disclosures About Market Risk	23

Item 4: Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K	25

Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands except share data)

	December 25, 2004	June 26, 2004

ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$32,529	$15,986
Restricted cash	-	2,026
Marketable securities	146,019	133,385
Accounts and trade notes receivable, net of allowance of
$460 and $525, respectively	18,331	19,567
Revenue in excess of billings	44,422	70,644
Inventories, net of allowance of $913 and $937, respectively	14,245	8,431
Prepaid expenses and other	2,972	2,093
Deferred tax asset	1,773	1,930

Total current assets	260,291	254,062

Property, plant and equipment, net of accumulated depreciation of
$10,885 and $7,901, respectively	15,775	19,474
Goodwill	73,292	64,077
Intangible assets, net of accumulated amortization of $20,121
and $15,731, respectively	14,051	15,800
Investment in joint venture	16,390	15,157
Deferred tax asset, net	10,367	9,687
Restricted cash	68	69
Other assets	437	272

Total assets	$390,671	$378,598

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$17,771	$22,278
Accrued expenses	27,063	27,352
Billings in excess of revenue	4,475	3,987
Current portion of deferred gross profit, deferred gain and other obligations	372	372
Deferred tax liability	10,466	10,770

Total current liabilities	60,147	64,759

Long-term portion of deferred tax liability	662	314
Long-term portion of gross profit, deferred gain and other obligation	1,533	1,709
Accrued pension benefit obligation	15,735	13,289

Total liabilities	78,077	80,071

STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized,
14,865,263 and 14,838,125 shares issued and outstanding
at December 25, 2004 and June 26, 2004, respectively	258,630	258,340
Warrants	595	595
Cumulative other comprehensive income	35,542	22,956
Retained earnings	17,827	16,636

Total stockholders' equity	312,594	298,527

Total liabilities and stockholders' equity	$390,671	$378,598

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended

	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003

Net revenues	$46,890	$57,106	$88,570	$104,780
Cost of goods sold	33,902	42,930	63,704	77,590

Gross profit	12,988	14,176	24,866	27,190

Operating expenses:
Research and development	5,497	4,235	10,269	8,303
Selling, general and administrative	8,213	6,442	15,992	12,687
Amortization of other intangible assets	1,268	1,065	2,476	2,082

(Loss) income from operations	(1,990)	2,434	(3,871)	4,118

Other income, net:
Investment income, net	834	671	1,469	900
Other income, net	545	452	1,005	1,091
Equity earnings of joint venture	1,338	1,063	2,738	1,612

Income from continuing operations before	727	4,620	1,341	7,721
income taxes

Income tax benefit (provision)	94	(1,155)	(150)	(2,076)

Income from continuing operations	821	3,465	1,191	5,645

Discontinued operations (Note 3):
Loss from discontinued operations, net of
tax	-	-	-	(418)
Gain on disposal of discontinued
operations, net of tax	-	13	-	783

Discontinued operations, net of tax	-	13	-	365

Net income applicable to common stockholders	$821	$3,478	$1,191	$6,010

Earnings per share:
Basic:
Earnings from continuing operations	$0.06	$0.24	$0.08	$0.44
Income from discontinued operations	-	-	-	0.03

Basic earnings per share	$0.06	$0.24	$0.08	$0.47

Diluted:
Earnings from continuing operations	$0.05	$0.24	$0.08	$0.43
Income from discontinued operations	-	-	-	0.03

Diluted earnings per share	$0.05	$0.24	$0.08	$0.46

Weighted average common shares outstanding:
Basic	14,854	14,368	14,847	12,778

Diluted	15,049	14,699	15,038	13,089

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended

	December 25, 2004	December 27, 2003

Cash flows from operating activities:
Net income	$1,191	$6,010
Adjustments to net income:
Loss from discontinued operations	-	418
Gain on Disposal of Discontinued Operations	-	(783)

Income from continuing operations	1,191	5,645
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operations

Depreciation	1,547	1,070
Amortization of intangible assets	2,476	2,082
Amortization of deferred gain on building sale/leaseback and sales of
equipment to joint venture	(176)	(176)
Loss on disposal of equipment	71	690
Equity in earnings of affiliate	(2,589)	(1,464)
Changes in:
Restricted cash	2,027	6,422
Accounts and trade notes receivable, net	1,647	(7,376)
Revenue in excess of billings	26,222	(426)
Inventories	1,324	1,349
Prepaid expenses and other	(1,044)	517
Accounts payable and accrued expenses	(2,410)	(3,762)
Billings in excess of revenue	(718)	(7,708)
Deferred income taxes	(479)	1,319

Net cash flows provided by (used in) operating activities	29,089	(1,818)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(4,334)	(1,747)
Purchase of marketable securities , net	(12,634)	(96,129)
Return of funds from acquisition of Helix	523	-
Joint Venture distribution	1,356	-

Net cash used in investing activities	(15,089)	(97,876)

Cash flows from financing activities:
Reduction in restricted cash for the Joint Venture debt guaranty	-	3,213
Proceeds from offering, net	-	93,324
Proceeds from stock options and issuance of stock purchase plan	290	1,438

Net cash provided by financing activities	290	97,975

Cash flows from discontinued operations:	-	1,173

Effect on exchange rate changes on cash and cash equivalents	2,253	7,403

Net increase in cash	16,543	6,857
Cash and cash equivalents, beginning of period	15,986	22,817

Cash and cash equivalents, end of period	$32,529	$29,674

Supplemental cash flow information:
Cash paid for interest	$45	$82

Cash paid for taxes	$1,107	$-

Product cost transferred from property, plant and equipment to inventory	$7,087	$-

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

Over the last four years, we have enhanced our position as a market leading manufacturer of thin film deposition equipment. In December 2000, we completed the acquisition of the Large Area Coating (LAC) business of Unaxis which improved our position in the FPD market and enabled our entry into additional markets.

In June 2004, we completed the acquisition of the In-Line Systems division of Helix Technology, Inc. in Taiwan. The acquisition provided us with additional people who are familiar with our products, the FPD industry, as well as a facility that will serve as our Asian manufacturing base, where we expect to manufacture some of our display systems beginning in fiscal 2006. We believe manufacturing in Taiwan will allow us to reduce our manufacturing costs, and reduce the transit time for systems sold to our customers in Asia.

We also own 50% of a joint venture in China that manufactures and sells coated glass for the liquid crystal display (LCD) industry.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of the China JV because of the 50%-50% ownership, are accounted for using the equity method of accounting in the consolidated financial statements and the results appear in “Equity earnings of Joint Venture” (Note 4).

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unaudited Financial Information

The accompanying consolidated financial information as of December 25, 2004 and for the three month and six month periods ended December 25, 2004 and December 27, 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those periods presented. The results of operations for the quarter ended December 25, 2004 are not necessarily indicative of the results to be expected for the entire year.

These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in these consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States, as long as the statements are not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2004 Annual Report on Form 10-K audited for the fiscal year ended June 26, 2004.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal year 2005 will include 53 weeks and fiscal year 2004 included 52 weeks.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Restricted Cash

At December 25, 2004 and June 26, 2004, the Company had guaranties outstanding totaling $8.9 million and $5.9 million, respectively, on behalf of certain customers in Asia, for their cash deposits on contracts. The $8.9 million of guaranties at December 25, 2004 is comprised of $68,000 of pledged cash and $8.8 million which is committed under lines of credit. The $5.9 million at June 26, 2004 is comprised of $2.1 million of pledged cash and $3.8 million which is committed under lines of credit.

Marketable Securities

The Company records its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. We commonly hold our investments to maturity but can sell them at any time as short term cash needs arise.

From 1997 through April 20, 2004 we had classified our investments as trading securities. In April 2004, in accordance with SFAS 115, we determined that a more appropriate classification is to classify our investments as securities available for sale, because the securities were not held to make a profit from short-term fluctuations in market prices.

The following is a summary of the Company’s available-for-sale securities as of December 25, 2004 and June 26, 2004 (in thousands):

	Available-for-Sale Securities - December 25, 2004

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)

Corporate bonds	$89,235	$10	$(407)	$88,838
Municipal debt securities	13,997	-	(31)	13,966
Government bonds	25,550	1	(155)	25,396
Equity securities	14,813	1	(3)	14,811
Money market funds	3,008	-	-	3,008

Total	$146,603	$12	$(596)	$146,019

	Available-for-Sale Securities - June 26, 2004

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)

Corporate bonds	$90,586	$11	$(435)	$90,162
Municipal debt securities	9,451	-	(43)	9,408
Government bonds	25,599	15	(208)	25,406
Equity securities	8,402	-	-	8,402
Money market funds	7	-	-	7

Total	$134,045	$26	$(686)	$133,385

For the six month period ended December 25, 2004 marketable equity available-for-sale securities with a fair value at the date of sale of $9.0 million were sold. There was no gross realized gain or loss recognized on such sales. When the available for sale securities mature or are sold, if the proceeds are reinvested, they are invested in other available for sale securities.

The amortized cost and estimated fair value of marketable securities at December 25, 2004, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$108,182	$107,906
Due after one year through five years	38,421	38,113

Total marketable securities	$146,603	$146,019

Inventories

Inventories consist of materials used in the construction of systems or spare parts and work in process for contracts accounted for under the completed contract method of accounting. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

	December 25, 2004	June 26, 2004

Materials for manufacturing systems	$3,386	$5,571
Work-in-process	10,859	2,860

Total inventory	$14,245	$8,431

At December 25, 2004, our work-in-process includes the accumulated cost of the TRITON beta system, which had previously been classified as property, plant and equipment and was reclassed to work-in-process as the system was offered for sale during the quarter and subsequently an order was received in the third quarter of fiscal 2005.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of net assets acquired. During the current quarter the Company increased the amount of goodwill related to the Tainan acquisition. The increase was approximately $2.1 million resulting in total goodwill related to the Tainan acquisition of approximately $5.4 million. The change was a result of the final purchase price settlement entered into with Helix during the quarter and the reduction of the estimated value of certain intangibles. Other intangible assets (identified as patents and customer lists) are recorded at fair value determined at the time of acquisition. The goodwill and intangible assets are carried on the balance sheet of the Company’s German subsidiary and Tainan, Taiwan subsidiary. During the fourth quarter of fiscal 2004, the Company completed the acquisition of the In-Line Systems division of Helix Technology in Tainan, Taiwan. As a result of the acquisition, the Company has recorded approximately $1.4 million of patents. The Company is in the process of completing a fair value analysis of the assets. Upon completion of this analysis, these preliminary amounts may change (Note 7). After initial recording, increases or decreases in the gross cost amount are due to currency fluctuation between the U.S. dollar, the Euro, and the Taiwan dollar. The increase in accumulated amortization of intangible assets is due to the current amortization expense in the current period and currency fluctuation between the U.S. dollar, the Euro, and the Taiwan dollar. The composition of intangible assets follows (in thousands):

	December 25, 2004	June 26, 2004

Intangible assets:
Patents	$30,541	$27,254
Customer lists	3,631	4,277

Intangible assets	34,172	31,531
Less accumulated amortization	(20,121)	(15,731)

Intangible assets, net of accumulated amortization .	$14,051	$15,800

The patents are amortized over seven years and the customer lists are amortized over five years. As a result of adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company no longer recognizes amortization expense on its goodwill. Annually, and more frequently if a triggering event occurs, the Company is required to test the carrying value of goodwill for impairment. During the fourth quarter of fiscal 2004, the annual impairment test on the goodwill recorded with respect to the LAC acquisition was completed and it was determined that there was no impairment of the goodwill related to the LAC acquisition.

Impairment of Long-Lived Assets

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

The Company performs an annual impairment test of its equity investment in the China JV recorded on the Company’s balance sheet. The annual impairment test that was completed during the third quarter of fiscal 2004 determined that there was no impairment of the investment in the China JV.

The Company believes no circumstances indicating an impairment exists for any of its other long-lived assets.

Accrued Expenses:

The significant components of accrued expenses are as follows (in thousands):

	December 25, 2004	June 26, 2004

Accrued losses on contracts	$1,323	$2,113
Accrued warranty	9,058	10,022
Accrued compensation	11,205	9,814
Accrued income taxes payable	1,708	1,382
Other accruals	3,769	4,021

Total accrued expenses	$27,063	$27,352

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

Accrued warranty represents the estimated warranty costs associated with contracts in progress and completed projects that have entered into the warranty period. Accrued warranty is calculated as a percentage of the total project costs based on historical experience. Actual costs incurred are used to deplete these accruals over the life of the warranty period for each specific project.

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

Spare Parts Revenue Recognition

Spare parts revenues and related costs are recognized when title to the goods passes to the customer according to the terms specified in the purchase order. The Company’s spare parts are warranted to be free from material defects caused by workmanship and within its design or customer specifications and are inspected for workmanship and compliance to specification prior to shipment. Customers who experience defects in material may return product for credit or replacement. Applied Films maintains a reserve to cover sales returns for quality defects from its customers. The provision for estimated sales returns and allowances is recorded in the period of the sale and is typically in the range of 0.5% to 1.0% of sales based on historical experience.

Equipment Sales Revenue Recognition

The percentage of completion method of accounting is used for sales to customers of products valued at greater than €1 million or a manufacturing time of greater than six months in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied or accrued to date in relation to the estimated total costs to be incurred at completion for each contract. Management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are expensed as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company’s contracts accounted for under the percentage of completion method do not provide for the right of a customer to return the machine once title has transferred.

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms, which occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress are as follows (in thousands):

	December 25, 2004	June 26, 2004

Costs incurred and estimated profit on contracts in progress	$167,440	$168,837
Less: billings to date	(127,493)	$(102,180)

Revenue in excess of billings, net	$39,947	$66,657

The Company typically collects 80-85% of the cash due on the total project by the time the equipment ships from its facility. The remaining 15-20% balance that is due following the ship date is billed in accordance with the contract terms and those subsequent billings are generally collected within 30 days after billing.

The completed contract method of accounting is used for sales to customers of standard products that are typically valued at less than €1 million or have a machine fabrication time of less than six months. For projects accounted for using the completed contract method of accounting, we accumulate the project costs in work in process until we complete the fabrication of the system. Once fabrication of the system is complete, the customer evaluates the machine at Applied Films’ manufacturing facility according to any specific acceptance criteria outlined in the contract. Upon acceptance, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. Applied Films recognizes the revenue upon transfer of title. Our contracts accounted for under the completed contract method generally do not provide for the right of a customer to return the machine once title has transferred.

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

Changes in the Company’s product warranty reserves were as follows (in thousands):

	Six Months Ended December 25, 2004	Year Ended June 26, 2004

Beginning of period	$10,022	$6,690
Warranty accruals, net	800	5,028
Warranty costs incurred	(1,764)	(1,696)

End of period	$9,058	$10,022

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $5.5 million and $4.2 million of research and development expenses for the three months ended December 25, 2004 and December 27, 2003, respectively, and approximately $10.3 million and $8.3 million of research and development expenses for the six months ended December 25, 2004 and December 27, 2003, respectively, net of reimbursements for funded research and development received from a German governmental agency. The Company is reimbursed by the German governmental agency up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and the German agency and reimbursements are paid when the research is completed and accepted by the German agency. The Company received reimbursements of $707,000 and $42,000 in the three month periods ended December 25, 2004 and December 27, 2003, respectively, and $1.0 million and $250,000 in the six month periods ended December 25, 2004 and December 27, 2003, respectively.

Foreign Currency Transactions

As of December 25, 2004 and December 27, 2003, the Company principally purchased raw materials and manufactured its products in Germany. The majority of the Company’s sales and purchases are denominated in Euros, with the remainder denominated in U.S. dollars. The Company generated 81% and 76% of its revenues in the six month periods ended December 25, 2004 and December 27, 2003, respectively, from sales to corporations located outside of Europe, which are primarily in Asia and the United States. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. Receivables from such sales or payables for such purchases are converted to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the year.

Foreign Currency Translation

The financial results of the Company’s foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the period end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of cumulative other comprehensive income (loss).

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

A summary of the comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended

	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003

Net income	$821	$3,478	$1,191	$6,010
Other comprehensive income:
Currency translation adjustment	12,638	14,512	12,510	14,867
Unrealized gain (loss) on marketable
securities, net of tax	(260)	-	76	-

Comprehensive income	$13,199	$17,990	$13,777	$20,877

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

Statement of Financial Accounting Standards 123

SFAS 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended by Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25,” and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, ” Accounting for Stock-Based Compensation” (SFAS 123). The Company has elected to account for its stock-based compensation plans for employees and directors under APB 25.

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during the periods using the Black-Scholes pricing model and the following weighted average assumptions:

	Three Months Ended		Six Months Ended

	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003

Risk-free interest rate	3.93%	3.79%	3.93%	3.79%
Expected lives	6 years	7 years	6 years	7 years
Expected volatility	46.4%	43.0%	52.6%	47.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The total fair value of options granted was approximately $1.7 million and $1.8 million for the three month periods ended December 25, 2004 and December 27, 2003, respectively and $3.4 million and $2.5 million for the six months periods ended December 25, 2004 and December 27, 2003, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures and income tax, was $907,000 and $480,000 for the three month periods ended December 25, 2004 and December 27, 2003, respectively and was $1.7 million and $755,000 for the six month periods ended December 25, 2004 and December 27, 2003, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock based Compensation, Transition and Disclosures” (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003

Net income applicable to common shareholders:
As reported	$821	$3,478	$1,191	$6,010
Add: Stock-based employee compensation expense, included in the reported net
income, net of tax	-	-	-	-
Deduct: Total stock-based employee
compensation expense determined under fair-value based method for all
awards, net of tax	(907)	(480)	(1,684)	(755)

Pro forma net (loss) income	$(86)	$2,998	$(493)	$5,255

Income (loss) per share:
Basic - as reported	$0.06	$0.24	$0.08	$0.47

Diluted - as reported	$0.05	$0.24	$0.08	$0.46

Basic - pro forma	$(0.01)	$0.21	$(0.03)	$0.41

Diluted - pro forma	$(0.01)	$0.20	$(0.03)	$0.40

Recent Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for the Company’s fiscal year 2006. The Company does not anticipate that SFAS 151 will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 24, “Accounting for Stock Issued to Employees.” Statement 123(R) is effective for interim periods that begin after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed our evaluation or determined the impact of adopting SFAS 123(R).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3: SALE OF THE HONG KONG COATINGS DIVISION – DISCONTINUED OPERATIONS

Effective September 26, 2003, the Company sold its coated glass business located in Hong Kong to NSG for approximately $1.4 million and recorded a final after tax gain in the second quarter of fiscal 2003 of $783,000 on the transaction. The assets sold included the right to direct 50% of the China JV production, customer lists of the business, the coated glass inventory and any outstanding purchase orders of the coated glass business located in Hong Kong.

The Company accounted for the sale of the Hong Kong coated glass business as a discontinuance of the business. As a result, certain financial information has been restated to give effect to the classification of the Hong Kong coated glass business as a discontinued operation. The net revenues of the discontinued operation were $933,000 for the six month period ended December 27, 2003.

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

Summarized statement of operations information for the China JV is presented below (in thousands):

	Three Months Ended		Six Months Ended

	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003

China JV:
Operating revenues	$15,646	$14,084	$31,757	$27,522

Net income	2,583	1,977	5,235	2,855

Applied Films equity in earnings:
Proportionate share of net income
after eliminations	$1,264	$989	$2,590	$1,464

Amortization of deferred gain on	74	74	148	148
sale of equipment

Equity in earnings of joint venture	$1,338	$1,063	$2,738	$1,612

Applied Films portion of royalty income
(included in other income, net)	$161	$124	$298	$261

During the first quarter of fiscal year 2005, the China JV returned approximately $1.4 million in cash from excess cash that was not needed for operations to each of the owners. The cash distribution was recorded as a reduction to the China JV investment account recorded in the Company’s balance sheet. The Company intends to continue to reinvest undistributed earnings from the China JV.

The Company recorded sales to the China JV of $116,000 and $105,000 for the three months ended December 25, 2004 and December 27, 2003, respectively, and $345,000 and $334,000 for the six months ended December 25, 2004 and December 27, 2003, respectively.

Summarized balance sheet information for the China JV is presented below (in thousands):

	December 31, 2004	June 30, 2004

Assets:
Current assets	$20,330	$15,822
Property, plant, and equipment, net	21,864	22,543

	$42,194	$38,365

Capitalization and liabilities:
Current liabilities	$9,291	$7,993
Equity	32,903	30,372

	$42,194	$38,365

As of December 25, 2004 and June 26, 2004 the Company had receivables from the China JV of approximately $328,000 (including royalty receivables of $216,000) and $281,000 (including royalty receivables of $157,000), respectively.

NOTE 5: SALES AND NET LONG-LIVED ASSETS BY GEOGRAPHIC REGION

The following table represents the breakdown of net revenues (as adjusted for discontinued operations) by geographic region (in thousands):

	Three Months Ended		Six Months Ended

	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003

Asia	$29,006	$24,496	$62,652	$55,726
United States	5,632	15,773	8,762	23,719
Europe and other	12,252	16,837	17,156	25,335

Net revenues	$46,890	$57,106	$88,570	$104,780

The breakdown of net revenues by geographic region expressed as a percentage of net revenues is as follows:

	Three Months Ended		Six Months Ended

	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003

Asia	62%	43%	71%	53%
United States	12	28	10	23
Europe and other	26	29	19	24

Net revenues	100%	100%	100%	100%

The following table represents the breakdown of net long-lived assets (as adjusted for discontinued operations) by geographic region (in thousands):

	December 25, 2004	June 26, 2004

Asia	$11,980	$11,800
United States	1,697	1,656
Europe and other	89,441	85,895

Net long-lived assets	$103,118	$99,351

NOTE 6: LEASES

The Company is obligated under certain non-cancelable operating leases for office, manufacturing and warehouse facilities, and various equipment. Beginning in April 2002, the Company entered into an eight-year lease for the Company’s manufacturing and administrative location in Germany. Under this lease, payments are fixed for the entire term of the lease and there is an option to renew the term for an additional five years. The Company entered into a lease for the Company’s manufacturing and administrative location in Longmont, Colorado, which commenced on January 30, 1998; payments were fixed until the first day of the second lease year, at which time payments increase annually one and one-half percent plus one-half of the increase in the Consumer Price Index (CPI) per annum. Lease expense (including the annual increase of one and one-half percent) for the Longmont location has been recorded straight-line over the term of the lease. Because the CPI is subjective and not reasonably estimated, the Company has not included the CPI increase in the straight line calculation. The initial lease term is 15 years, with two additional five year options to extend. Both of these facility leases are accounted for as operating leases.

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

Rent expense, net of sublease income under operating leases was $1.4 million and $1.8 million for three months ended December 25, 2004 and December 27, 2003, respectively and $3.0 million and $3.2 million for the six months ended December 25, 2004 and December 27, 2003 respectively.

NOTE 7: HELIX ACQUISITION

The Company completed the acquisition of the In-Line Systems division of Helix Technology, Inc., in Tainan, Taiwan (“the In-line Division”) on June 2, 2004. The In-line division produces equipment for the FPD industry and other industries. The acquisition will allow the Company to expand its operations to include manufacturing in Asia. The final aggregate consideration and costs paid by the Company was $14.7 million consisting of $12.0 million of cash and 80,826 shares of Applied Films Corporation common stock valued at $26.59 per share (total value of $2.15 million, based upon the average of the closing market prices for the three days before and after, and the day of the close of the transaction, June 2, 2004), and $571,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting.

The accounts of this acquisition have been included in the Company’s consolidated financial statements from the acquisition date. The final purchase price settlement was allocated based upon the estimated fair value of the identifiable assets acquired. The excess of the purchase price over fair value of net identifiable assets was allocated to goodwill. The $14.7 million purchase price was allocated as follows (in thousands):

Inventory	$1,370
Goodwill	5,422
Patents	1,428
Property, plant and equipment	5,461
Billings in excess of revenues	(1,206)
In-process research and development	2,200

Total allocation of purchase price	$14,675

Based on the final purchase price settlement, the Company is currently undergoing an independent third party valuation of the assets acquired and the purchase price allocation. Upon completion of this independent evaluation, the allocation of the purchase price may be revised further to reflect the results of the valuation. Goodwill increased as a result of the final settlement, due to a lower determined value of property, plant and equipment and other intangible assets along with the addition of billings in excess of revenue. The billings in excess was created by the acquisition of two projects that were under construction at the time the agreement was signed.

Intangible assets are being amortized on a straight line basis over a period of five years. The in-process research and development charge represents the intangible value of in-process research and development projects that had not yet reached technical feasibility. The related technology had no alternative use and requires substantial additional development by the Company. In-process research and development was charged as an operational expense during fiscal year 2004.

At the beginning of the quarter, $2.5 million of the purchase price was being held in an escrow account pending final settlement and reconciliation of acquired assets in accordance with the terms of the purchase agreement. The final settlement was reached in November 2004 and the escrow account was distributed to Helix Technology and the Company in accordance with the final settlement.

NOTE 8: EMPLOYEE BENEFIT PLANS

Pension Plan

The Company’s German subsidiary, Applied Films GmbH & Co. KG maintains a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits are based primarily on compensation during a specified period before retirement of a specified amount for each year of service. The German pension liability of $15.6 million and $13.3 million, respectively, is reflected in the accompanying consolidated balance sheet as of December 25, 2004 and June 26, 2004. The German pension liability is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of December 25, 2004.

Components of Net Periodic Benefit Cost (in thousands):

	Three Months Ended		Six Months Ended

	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003

Service cost	$180	$141	$344	$282
Interest cost	191	147	364	294
Expected return on plan assets	-	-	-	-
Amortization of prior service costs	-	-	-	-
Recognition of actuarial (gain) loss	-	-	-	-

Net periodic benefit expense	$371	$288	$708	$576

During the current quarter the Company’s Japan subsidiary, Applied Films Japan, Co. LTD, has implemented a retirement plan for employees working in the Japan office. Retirement benefits are based on years of service and an adjusted base salary. If an employee leaves or retires before 20 years of service the retirement benefit is reduced. The liability recorded in accrued pension benefit obligation at December 25, 2004 is $166,000.

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

Over the last four years, we have enhanced our position as a market leading manufacturer of thin film deposition equipment. In December 2000, we completed the acquisition of the Large Area Coating (LAC) business of Unaxis which improved our position in the FPD market and enabled our entry into additional markets.

In June 2004, we completed the acquisition of the In-Line Systems division of Helix Technology, Inc. in Taiwan. The acquisition provided us with additional people who are familiar with our products, the FPD industry, as well as a facility that will serve as our Asian manufacturing base, where we expect to manufacture some of our display systems beginning in fiscal 2006. We believe manufacturing in Taiwan will allow us to reduce our manufacturing costs, and reduce the transit time for systems sold to our customers in Asia.

We also own 50% of a joint venture in China that manufactures and sells coated glass for the liquid crystal display (LCD) industry. Because of the 50%-50% ownership structure, the China JV net income is reported as “Equity earnings of joint venture” in our consolidated statements of operations.

Revenues for our thin film deposition equipment are generally recognized using the percentage-of-completion method of accounting, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. We operate with a certain amount of unrecognized revenue, which we refer to as backlog, on our contracts in progress. This is an operational measure and is considered a non-GAAP financial measure. Customers usually make progress payments during the term of the contract. We usually receive approximately 80% to 85% of the purchase price in cash or letter of credit prior to shipment. Our average manufacturing lead-time is between nine and twelve months.

Sales of our systems and backlog are denominated in Euros and are subject to fluctuation in the valuation against the dollar. Revenues generated from customers outside of Europe were 74% of total revenues in the second quarter of fiscal 2005 compared to 71% of total revenues for the second quarter of fiscal 2004. Should we engage in a sales contract other than denominated in Euros, we will usually enter into currency hedging transactions to mitigate our foreign exchange exposure for the duration of the contract. The effects of foreign exchange rate changes on non-Euro denominated contracts have not been significant to date.

Net revenues in Euros reported in equivalent U.S. dollars were approximately $41.3 million for the second quarter of fiscal 2005 and $54.2 million for the second quarter of fiscal 2004. As of December 25, 2004, the U.S. dollar equivalent of accounts receivable denominated in Euros was approximately $11.6 million, or approximately 71%, of total accounts receivable. As of December 25, 2004, the U.S. dollar equivalent of accounts payable denominated in Euros was approximately $18.6 million, or approximately 88%, of total accounts payable.

Comparison of the Second Quarter Ended December 27, 2003 to the Second Quarter Ended December 25, 2004

The following table presents certain key highlights and the percentage change from the results of operations for the second quarter ended December 27, 2003 and December 25, 2004 ($ in millions).

	December 27, 2003	December 25, 2004	Percent Change

Backlog	$ 88.7	$ 48.8	-45.0%
Net Revenues	57.1	46.9	-17.9%
Gross profit	14.2	13.0	-8.5%
Research and development	4.2	5.5	31.0%
Selling, general and administrative expenses .	6.4	8.2	28.1%
Amortization of other intangible assets	1.1	1.3	18.2%
Investment income, net	0.7	0.8	14.3%
Other income, net	0.5	0.5	0.0%
Equity earnings of joint venture	1.1	1.3	18.2%
Income tax expense (benefit)	1.2	(0.1)	-108.3%

In comparison to the same quarter in the prior year the Euro appreciated by 9% against the U.S. dollar which has increased our revenue and cost items in fiscal 2005.

Backlog.  Backlog decreased 45% to $48.8 million at December 25, 2004 from $88.7 million at December 27, 2003. Backlog is unrecognized revenue on contracts in progress. Our order activity is related to the expansion of our customers’ capacity for the markets that we serve. During the second quarter of fiscal 2005 our customers in the FPD market were in the process of installing FPD equipment that was purchased approximately one year prior in the second quarter of fiscal 2004. As a result, bookings in flat panel display were low for the second quarter of fiscal 2005 as additional follow-on orders for FPD equipment were not placed. The strong bookings for the same quarter in the previous year were at record highs as our customers increased their commitment to producing LCD television with their first orders for Generation 6 and 7 equipment. Our success in securing these orders allowed us to report record bookings in the second quarter of fiscal 2004 and the orders pushed our backlog to near record high levels in December 2003. Since it takes customers at least one year to install our equipment in their fabs, reorders will only follow a successful production ramp in their factory. Also contributing to the reduction in backlog was the low order volume in the architectural glass business due to the credit restrictions in China and regional excess capacity in Europe and the United States.

Net Revenues.  Due to the lower beginning backlog and the comparative bookings weakness in our markets during the first six months of fiscal 2005, net revenues decreased 17.9% compared to the second quarter of fiscal 2004. The revenue mix shifted from a concentration of revenue from architectural glass coaters in fiscal 2004 towards a high concentration in revenue from our New Aristo system for the FPD market. In fiscal 2005 we have not recorded a booking for an architectural glass coater and consequentially revenues from our architectural glass coaters have been lower.

Gross Profit.  The 8.5% decrease in gross profit in the second quarter of fiscal 2005 was due to the decrease in revenues. Gross margins have increased from 24.8% in the second quarter of fiscal 2004 to 27.7% in the second quarter of fiscal 2005 driven by our product mix, shorter lead times, and improvements related to our cost reduction projects, which include a focus on design changes to existing products that reduce the cost of manufacturing, the sourcing of fabricated components in Asia, and volume discounts from our current suppliers.

Research and Development.  Research and development expenses grew 31% in the second quarter of fiscal 2005, as compared to the second quarter of fiscal 2004. We have continued to concentrate our research and development efforts on FPD related products targeted towards larger glass sizes, including Generation 6 and 7 glass sizes, as well as the efforts to develop the TRITON system. As a percentage of net revenues, research and development expenses increased to 11.7% in the second quarter of fiscal 2005 from 7.4% in the second quarter of fiscal 2004.

Selling, General and Administrative.  Selling, general and administrative expenses increased 28.1% in the second quarter of fiscal 2005, as we experienced cost increases related to professional fees associated with compliance related to Sarbanes-Oxley Act, increased annual audit fees, additional costs related to the marketing of our products including the initial marketing of the TRITON system, as well as operating costs incurred at our new facility in Taiwan.

Amortization of Intangible Assets.  The 18.2% increase in amortization of other intangible assets was the result of the amortization of the intangible assets related to the Helix acquisition that closed in June 2004. The intangible assets are reported on the balance sheets of our German and Taiwan subsidiaries.

Investment Income, Net.  During the second quarter of fiscal 2005, our average annual investment yield was 1.9% compared to 1.7% during the second quarter of fiscal 2004. We earned a net $834,000 on our invested cash in the second quarter of fiscal 2005 compared to $671,000 in the second quarter of fiscal 2004. Improved market conditions drove the increase in net investment income for the quarter.

Other Income, Net.  Net other income includes items such as realized foreign currency transaction adjustments and an approximately 1.0% royalty on our China JV sales. The majority of the $93,000 increase between the second quarter of fiscal year 2005 and the second quarter of fiscal year 2004 was related to increased currency transaction gains between the Euro and other foreign currencies.

Equity Earnings of Joint Venture:  The 18.2% increase in equity earnings was primarily due to the increase in profitability of the China JV as a result of an increase in the demand for color STN glass supplied by the China JV to the market for cellular telephones with color displays.

Income Tax Expense (Benefit):  Income tax expense reflects the estimated tax effect of the earnings of each operating subsidiary and their respective tax rates. Because the permanently reinvested China JV earnings are not taxed we reported a pretax loss for estimated tax purposes which resulted in an income tax benefit for the second quarter of fiscal 2005. Our effective tax rate excluding the earnings from the China JV for the second quarter of fiscal 2005 was a benefit of 15.4% compared to a provision of 32.5% during the second quarter of fiscal 2004. Our tax provision is adjusted based on our year to date tax calculation for each subsidiary tax jurisdiction.

Comparison of the Six Months Ended December 27, 2003 to the Six Months Ended December 25, 2004

The following table presents certain key highlights and the percentage change from the results of operations for the six months ended December 27, 2003 and December 25, 2004 ($ in millions).

	December 27, 2003	December 25, 2004	Percent Change

Backlog	$ 88.7	$ 48.8	-45.0%
Net Revenues	104.8	88.6	-15.5%
Gross profit	27.2	24.9	-8.5%
Research and development	8.3	10.3	24.1%
Selling, general and administrative expenses .	12.7	16.0	26.0%
Amortization of other intangible assets	2.1	2.5	19.0%
Investment income, net	0.9	1.5	66.7%
Other income, net	1.1	1.0	-9.1%
Equity earnings of joint venture	1.6	2.7	68.8%
Income tax expense	2.1	0.2	-90.5%

For the first six months of fiscal 2005, in comparison to the same period in the prior year the Euro appreciated by 9% against the U.S. dollar which has increased our revenue and cost items.

Backlog.  Backlog decreased 45% to $48.8 million at December 25, 2004 from $88.7 million at December 27, 2003. Backlog is unrecognized revenue on contracts in progress. Our order activity is related to the expansion of our customers’ capacity for the markets that we serve. During the first six months of fiscal 2005 our customers in the FPD market were in the process of installing the FPD equipment that they purchased approximately one year ago in the second quarter of fiscal 2004. As a result, bookings in flat panel display were low for the second quarter of fiscal 2005 as additional follow-on orders for FPD equipment were not placed. The strong bookings in the same quarter in the previous year were at record highs as our customers increased their commitment to producing LCD television with their first orders for Generation 6 and 7 equipment. Our success in securing these orders allowed us to report record bookings and pushed our backlog to near record high levels by December 2003. Since it takes customers at least one year to install our equipment in their fabs, reorders will only follow a successful production ramp in their factory. Also contributing to the reduction in backlog was the low order volume in the architectural glass business due to the credit restrictions in China and regional over capacity in Europe and the United States.

Net Revenues.  Due to the lower beginning backlog and the comparative bookings weakness in our markets during the first six months of fiscal 2005, net revenues decreased 15.5% compared to the first six months of fiscal 2004. During the first six months of fiscal 2005 the revenue mix shifted from a high concentration of revenues from architectural glass coaters in fiscal 2004 to a higher concentration in revenues from our New Aristo system for the FPD market. In fiscal 2005 we have not recorded a booking for an architectural glass coater and consequentially revenues from our architectural glass coaters have been lower.

Gross Profit.  The 8.5% decrease in gross profit for the first six months of fiscal 2005 was due to the decrease in revenues. Gross margins have increased from 25.9% in the first six months of fiscal 2004 to 28.1% in the first six months of fiscal 2005 driven by our product mix, reduced lead times, and improvements related to our cost reduction projects, which include a focus on design changes to existing products that reduce the cost of manufacturing, the sourcing of fabricated components in Asia, and volume discounts from our current suppliers.

Research and Development.  Research and development expenses grew 24.1% in the first six months of fiscal 2005, compared to the first six months of fiscal 2004. The increase over the same period in the prior year was primarily caused by increased material and personnel cost related to the development of process application for the larger display sizes as well as continued development of our TRITON system. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, materials, and other expenses related to our ongoing product development for our products. As a percentage of net revenues, research and development expenses increased to 11.6% in the first six months of fiscal 2005 from 7.9% in the first six months of fiscal 2004.

Selling, General and Administrative.  Selling, general and administrative expenses increased 26.0% in the first six months of fiscal 2005, as we experienced increased costs related to professional fees associated with compliance related to Sarbanes-Oxley Act, increased annual audit fees, additional costs related to the marketing of our products including the initial marketing of the TRITON system, as well as operating costs incurred at our new facility in Taiwan. Selling, general and administrative expenses increased to 18.1% of net revenues in the first six months of fiscal 2005 from 12.1% in the first six months of fiscal 2004.

Amortization of Intangible Assets.  The 19.0% increase in amortization of other intangible assets was the result of the amortization of the intangible assets related to the Helix acquisition that closed in June 2004. The intangible assets are reported on the balance sheets of our German and Taiwan subsidiaries.

Investment Income, Net.  During the first six months of fiscal 2005, our average annual investment yield was 1.8% which was consistent with the average annual investment yield for the first six months of fiscal 2004. We earned a net $1.5 million on our invested cash in the first six months of fiscal 2005 compared to $900,000 in the first six months of fiscal 2004. Net investment income increased because we had a higher average invested cash balance during the first six months of fiscal 2005.

Other Income, Net.  Net other income includes items such as realized foreign currency transaction adjustments and an approximately 1.0% royalty on our China JV sales. The majority of the $86,000 decrease between the first six months of fiscal year 2005 and the first six months of fiscal year 2004 was related to decreased currency transaction gains between the Euro and other foreign currencies.

Equity earnings of Joint Venture:  The 68.8% increase in equity earnings during the first six months of 2005 as compared to the first six months of 2004 was primarily due to the increase in profitability of the China JV as a result of an increase in the demand for color STN glass supplied by the China JV to the market for cellular telephones with color displays.

Income Tax Expense.  Income tax expense reflects the estimated tax effect of the earnings of each operating subsidiary and their respective tax rates. The income tax expense for the first six months of fiscal 2005 is a result of lower net income during the first six months of the fiscal year. Our effective tax rate excluding the earnings from the permanently reinvested China JV for the first six months of fiscal 2005 was 10.7% compared to 34.0% during the first six months of fiscal 2004. Our tax provision is adjusted based on our year to date tax calculation for each subsidiary tax jurisdiction. Equity earnings of the China JV is deemed as a permanent investment and earnings will be reinvested in the China JV and as such are not taxed in the United States and are not included in our effective tax rate calculations.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for the Company’s fiscal year 2006. The Company does not anticipate that SFAS 151 will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 24, “Accounting for Stock Issued to Employees.” Statement 123(R) is effective for interim periods that begin after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed our evaluation or determined the impact of adopting SFAS 123(R).

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

Liquidity and Capital Resources

We have funded our operations with cash balances, cash generated from operations, proceeds from public offerings of our common stock and bank borrowings. Cash used in operating activities was $1.8 million for the first six months of fiscal 2004 compared to $29.1 million provided by operating activities for the first six months of fiscal 2005. As of December 25, 2004, we had cash and marketable securities of approximately $178.6 million consisting of cash and cash equivalents of approximately $32.5 million, restricted cash of approximately $0.1 million, and marketable securities of $146.0 million. Total working capital was $200.5 million.

Capital expenditures were $1.7 million for the first six months of fiscal 2004 and $4.3 million for the first six months of fiscal 2005. We anticipate total capital expenditures of approximately $7.2 million in fiscal 2005. Our capital expenditures have related primarily to process equipment for product development. The increase in capital expenditures in 2005 is related primarily to the investment in larger size display lab equipment for the development of hardware and process technologies for the FPD market, and our alpha and beta systems related to the development of our TRITON system for TFT array. During the second quarter of fiscal 2005 we reclassed our TRITON beta system from property, plant and equipment to work in process as the system was offered for sale during the quarter and subsequently an order was received in the third quarter of fiscal 2005. This transfer was treated as a non-cash item in our Statement of Cash Flows.

Cash used for investing activities was $97.9 million and $15.1 million for the first six months of fiscal 2004 and 2005, respectively. We had net purchases of $96.1 million and $12.6 million of marketable securities in the first six months of fiscal years 2004 and 2005, respectively.

Cash generated from financing activities related to the exercise of stock options and the issuance of stock from the stock purchase plan, was $1.4 million and $290,000 for the first six months of fiscal 2004 and 2005, respectively. In the first six months of fiscal 2004, we raised $94.0 million in a public offering of stock that closed in October 2003 and we eliminated the China JV debt guaranty.

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

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of December 25, 2004 (in thousands):

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Cash Obligations
Operating leases:
Buildings	$40,315	$3,963	$21,133	$12,213	$3,006
Office equipment	198	95	103	-	-
Other	611	161	401	49	-

	$41,124	$4,219	$21,637	$12,262	$3,006

	Amount of commitment expiration per period

	Total Amounts Committed	Less than 1 year	1-3 years	Over 3 years

Other Commercial Commitments
Bank guaranty	$68	$-	$68	$-
Other commercial commitments	3,164	1,581	1,554	29

Total commercial commitments	$3,232	$1,581	$1,622	$29

There were no currency forward contracts outstanding as of December 25, 2004.

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

As of December 25, 2004, our investments of $146.1 million consisted primarily of equity securities, corporate, government and municipal bonds, money market mutual funds and restricted cash. These investments earned approximately $843,000 for the quarter then ended, at an average interest rate of approximately 1.9%. The impact of an increase/(decrease) of one percent in the average interest rate would have resulted in an increase/(decrease) of approximately $400,000 of investment income for the quarter ended December 25, 2004.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At December 25, 2004, we had approximately $11.6 million of accounts receivable and approximately $18.6 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $70,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at December 25, 2004.

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

Our manufacturing operations are based in Germany and Taiwan, and constitute a significant portion of our revenues and identifiable assets. These identifiable assets are based in Euros in Germany and are based in New Taiwan dollars in Taiwan. Our operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset exposures.

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

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of perpetual procedures to evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were reasonably effective in meeting the desired objectives as of December 25, 2004.

No changes occurred in the Company’s internal controls concerning financial reporting during the quarter ended December 25, 2004, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company will continue to review and analyze our internal controls over financial reporting and make changes as deemed necessary to strengthen those controls.

PART II. OTHER INFORMATION.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The annual meeting of shareholders of the Company was held on October 21, 2004 (“Annual Meeting”).

b.	The following directors were elected at the Annual Meeting: Allen Alley and Gerald Laber for terms expiring in 2007 and John S. Chapin for a term expiring in 2005. Other directors whose terms continued after the meeting are as follows: Richard P. Beck whose term expires in 2005; and Thomas T. Edman and Vincent Sollitto, Jr. whose terms expire in 2006.

c.	At the Annual Meeting, two directors were elected for a term expiring in 2007 and one director was elected for a term expiring in 2005. One secretary to the board of directors was elected for a term expiring in 2005. The vote was as follows:

Director Nominees Allen Alley John Chapin Gerald Laber	For 12,435,964 12,861,209 13,168,030	Withhold 1,165,701 740,456 433,635

Nomination for Secretary - Daniel C. Molhoek	For 13,164,168	Withhold 437,497

ITEM 6. – EXHIBITS

Exhibits

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: February 2, 2005 Date: February 2, 2005	APPLIED FILMS CORPORATION /s/ Thomas T. Edman —————————————— Thomas T. Edman President and Chief Executive Officer /s/ Lawrence D. Firestone —————————————— Lawrence D. Firestone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATIONS

I, Thomas T. Edman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

February 2, 2005

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer/President

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

February 2, 2005

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

Exhibit 32.1

Each of Thomas T. Edman, Chief Executive Officer and President, and Lawrence D. Firestone, Chief Financial Officer, Treasurer, Senior Vice President and Secretary of Applied Films Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Quarterly Report on Form 10-Q for the quarter period ended December 25, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	the information contained in the Quarterly Report on Form 10-Q for the fiscal year ended December 25, 2004 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

February 2, 2005

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