Form 10-Q
period 2005-03-26
APPLIED FILMS CORP
filed 2005-04-26
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
March 26, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X   No

14,909,183 shares of Common Stock were outstanding as of April 21, 2005.

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1: Consolidated Financial Statements:

Applied Films Corporation and Subsidiaries

Consolidated Balance Sheets as of March 26, 2005 (unaudited) and June 26, 2004	2

Consolidated Statements of Operations (unaudited) for the three months and nine months ended
March 26, 2005 and March 27, 2004, respectively	3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 26, 2005 and
March 27, 2004, respectively	4

Notes to Consolidated Financial Statements	5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3: Quantitative and Qualitative Disclosures about Market Risk	23

Item 4: Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6: Exhibits	24

Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands except share data)

	March 26, 2005	June 26, 2004

	(unaudited)
ASSETS CURRENT ASSETS:
Cash and cash equivalents	$ 23,029	$ 15,986
Restricted cash	126	2,026
Marketable securities	149,738	133,385
Accounts, trade notes and other receivables, net of allowance of $420 and
$525 respectively	16,544	19,567
Revenue in excess of billings	46,757	70,644
Inventories, net of allowance of $2,214 and $937, respectively	14,803	8,431
Prepaid expenses and other	2,218	2,093
Deferred tax asset	723	1,930

Total current assets	253,938	254,062
Property, plant and equipment, net of accumulated depreciation of $10,421 and
$7,901, respectively	16,558	19,474
Goodwill	70,721	64,077
Intangible assets, net of accumulated amortization of $20,392 and $15,731,
respectively	12,500	15,800
Investment in joint venture	17,710	15,157
Deferred tax asset, net	13,131	9,687
Restricted cash	65	69
Other assets	503	272

Total assets	$385,126	$378,598

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$ 14,223	$ 22,278
Accrued expenses	22,024	27,352
Billings in excess of revenue	6,768	3,987
Current portion of deferred gross profit, deferred gain and other obligations	372	372
Deferred tax liability	12,185	10,770

Total current liabilities	55,572	64,759
Long-term portion of deferred tax liability	662	314
Long-term portion of gross profit, deferred gain and other obligation	1,612	1,709

Accrued pension benefit obligation	15,759	13,289

Total liabilities	73,605	80,071

STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized, 14,909,183 and
14,838,125 shares issued and outstanding at March 26, 2005 and
June 26, 2004, respectively	259,273	258,340
Warrants	595	595
Cumulative other comprehensive income	30,927	22,956
Retained earnings	20,726	16,636

Total stockholders' equity	311,521	298,527

Total liabilities and stockholders' equity	$385,126	$378,598

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended

	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Net revenues	$ 44,890	$ 58,168	$ 133,460	$ 162,948
Cost of goods sold	29,891	42,532	93,595	120,122

Gross profit	14,999	15,636	39,865	42,826
Operating expenses:
Research and development	5,252	4,739	15,521	13,042
Selling, general and administrative	7,846	6,976	23,838	19,663
Amortization of intangible assets	1,123	1,130	3,599	3,212

Income (loss) from operations	778	2,791	(3,093)	6,909
Investment income, net	982	959	2,451	1,859
Other income, net	905	343	1,910	1,435
Equity earnings of joint venture	1,394	779	4,132	2,390

Income from continuing operations before income taxes	4,059	4,872	5,400	12,593
Income tax provision	(1,160)	(1,204)	(1,310)	(3,280)

Income from continuing operations	2,899	3,668	4,090	9,313
Discontinued operations (Note 3):
Loss from discontinued operations, net of tax	-	-	-	(418)
Gain on disposal of discontinued operations, net of tax	-	-	-	783

Discontinued operations, net of tax	-	-	-	365

Net income applicable to common stockholders	$ 2,899	$ 3,668	$ 4,090	$ 9,678

Earnings per share:
Basic:
Earnings from continuing operations	$ 0.19	$ 0.25	$ 0.28	$ 0.69
Income from discontinued operations	-	-	-	0.03

Basic earnings per share	$ 0.19	$ 0.25	$ 0.28	$ 0.72

Diluted:
Earnings from continuing operations	$ 0.19	$ 0.24	$ 0.27	$ 0.68
Income from discontinued operations	-	-	-	0.03

Diluted earnings per share	$ 0.19	$ 0.24	$ 0.27	$ 0.71

Weighted average common shares outstanding:
Basic	14,892	14,730	14,865	13,429

Diluted	15,102	15,081	15,067	13,745

        The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended

	March 26, 2005	March 27, 2004

Cash flows from operating activities:
Net income	$ 4,090	$ 9,678
Adjustments to net income:
Loss from discontinued operations	-	418
Gain on disposal of discontinued operations	-	(783)

Income from continuing operations	4,090	9,313
Adjustments to reconcile net income from continuing operations to net cash provided by operations:
Depreciation	1,961	1,530
Amortization of intangible assets	3,599	3,212
Amortization of deferred gain on building sale/leaseback and sales of equipment
to joint venture	(97)	(265)
Loss on disposal of equipment	17	705
Equity in earnings of affiliate	(3,910)	(2,168)
Changes in:
Restricted cash	1,904	6,820
Accounts, trade notes, and other receivables, net	3,434	(831)
Revenue in excess of billings	23,887	(13,390)
Inventories	593	1,765
Prepaid expenses and other	(356)	518
Accounts payable and accrued expenses	(10,973)	(1,238)
Billings in excess of revenue	1,575	(7,149)
Deferred income taxes	(474)	2,530

Net cash flows provided by operating activities	25,250	1,352

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,613)	(5,354)
Purchase of marketable securities	(16,353)	(95,964)
Return of funds from acquisition of Helix	523	-
Joint venture distribution	1,356	-
Escrow for Helix acquisition	-	(9,955)

Net cash used in investing activities	(18,087)	(111,273)

Cash flows from financing activities:
Reduction in restricted cash for the Joint venture debt guaranty	-	5,000
Proceeds from offering, net	-	93,324
Proceeds from stock options and issuance under stock purchase plan	933	1,740

Net cash provided by financing activities	933	100,064

Cash flows from discontinued operations:	-	1,173

Effect on exchange rate changes on cash and cash equivalents	(1,053)	7,352

Net increase/(decrease) in cash	7,043	(1,332)
Cash and cash equivalents, beginning of period	15,986	22,817

Cash and cash equivalents, end of period	$ 23,029	$ 21,485

Supplemental cash flow information:
Cash paid for interest	$ 69	$ 79

Cash paid for taxes	$ 2,236	$ 507

Product cost transferred from property, plant and equipment to inventory	$ 7,087	-

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

In June 2004, we completed the acquisition of the In-Line Systems division of Helix Technology, Inc. in Taiwan. The acquisition provided us with an Asian manufacturing base, where we expect to manufacture display systems. We believe manufacturing in Taiwan will allow us to reduce our manufacturing costs, and reduce the transit time for systems sold to our customers in Asia.

We also own 50% of a joint venture in China (China JV) that manufactures and sells coated glass for the liquid crystal display (LCD) industry.

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

During the third quarter of fiscal 2005, we evaluated our warranty accruals, loss contract reserves and accruals for cost of sales not posted. We reviewed historical data and determined that the amount of the reserves and accruals and the historical percentages of revenues used to create those standard reserves and accruals were no longer appropriate. Based on our review, we determined that there were changes in performance driven by improved product specifications, contract execution and the maturity of the Company’s products. As a result, we made a change to our estimates resulting in a reduction in those accruals and reserves and a corresponding reduction in cost of goods sold of approximately $3.6 million, or $0.24 earnings per share.

Unaudited Financial Information

The accompanying consolidated financial information as of March 26, 2005 and for the three month and nine month periods ended March 26, 2005 and March 27, 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those periods presented. The results of operations for the quarter and the nine months ended March 26, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

Restricted Cash

At March 26, 2005 and June 26, 2004, the Company had guaranties outstanding totaling $9.6 million and $5.9 million, respectively, on behalf of certain customers in Asia, for their cash deposits on contracts. The $9.6 million of guaranties at March 26, 2005 is comprised of $191,000 of pledged cash and $9.4 million which is committed under lines of credit. The $5.9 million at June 26, 2004 is comprised of $2.1 million of pledged cash and $3.8 million which is committed under lines of credit.

Marketable Securities

The Company records its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. Interest and dividends not received of $1.4 million and $1.2 million at March 27, 2005 and June 26, 2004, respectively, are included in accounts, trade notes and other receivables on the balance sheet. We commonly hold our investments to maturity but can sell them at any time as short term cash needs arise.

From 1997 through April 20, 2004 we had classified our investments as trading securities. In April 2004, in accordance with SFAS 115, we determined that a more appropriate classification is to classify our investments as securities available-for-sale, because the securities were not held to make a profit from short-term fluctuations in market prices.

The following is a summary of the Company’s available-for-sale securities as of March 26, 2005 and June 26, 2004 (in thousands):

	Available-for-Sale Securities - March 26, 2005

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)

Corporate bonds	$ 82,609	$3	$(504)	$ 82,108
Municipal debt securities .	12,959	-	(39)	12,920
Government bonds	31,515	-	(319)	31,196
Equity securities	20,691	-	(29)	20,662
Money market funds	2,852	-	-	2,852

Total	$150,626	$3	$(891)	$149,738

	Available-for-Sale Securities - June 26, 2004

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)

Corporate bonds	$ 90,586	$11	$(435)	$ 90,162
Municipal debt securities .	9,451	-	(43)	9,408
Government bonds	25,599	15	(208)	25,406
Equity securities	8,402	-	-	8,402
Money market funds	7	-	-	7

Total	$134,045	$26	$(686)	$133,385

For the nine month period ended March 26, 2005 marketable equity available-for-sale securities with a fair value at the date of sale of $18.5 million were sold. There was a gross realized gain of $5,000 on such sales. When the available-for-sale securities mature or are sold, if the proceeds are reinvested, they are invested in other available-for-sale securities.

The amortized cost and estimated fair value of marketable securities at March 26, 2005, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$118,230	$117,755
Due after one year through five years	32,396	31,983

Total marketable securities	$150,626	$149,738

Inventories

Inventories net of allowance consist of materials used in the construction of systems or spare parts and work-in-process for contracts accounted for under the completed contract method of accounting. We included, in work-in-process, the accumulated costs of the TRITON system and several other contracts that are accounted for under completed contract method of accounting. Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

	March 26, 2005	June 26, 2004

Materials for manufacturing systems	$ 3,967	$ 6,508
Work-in-process	13,050	2,860

Inventory	17,017	9,368

Less inventory allowance	(2,214)	(937)

Inventory, net of allowance	$ 14,803	$ 8,431

Included in the inventory allowance are additional costs surrounding the installation of the TRITON system. These costs were recorded to reduce the value of the TRITON contract to the lower of cost or market.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangible assets (identified as patents and customer lists) are recorded at fair value determined at the time of acquisition. The goodwill and intangible assets are carried on the balance sheet of the Company’s German subsidiary and Tainan, Taiwan subsidiary. During the fourth quarter of fiscal 2004, the Company completed the acquisition of the In-Line Systems division of Helix Technology in Tainan, Taiwan. As a result of the acquisition, the Company has recorded approximately $1.4 million of patents. The Company is in the process of having a third party complete a fair value analysis of the assets. Upon completion of this analysis, these preliminary purchase price allocation amounts may change (Note 7). After initial recording, increases or decreases in the gross cost amount are due to currency fluctuation between the U.S. dollar, the Euro, and the Taiwan dollar. The increase in accumulated amortization of intangible assets is due to the current amortization expense in the current period and currency fluctuation between the U.S. dollar, the Euro, and the Taiwan dollar. The composition of intangible assets follows (in thousands):

	March 26, 2005	June 26, 2004

Intangible assets:
Patents	$ 29,415	$ 27,254
Customer lists	3,477	4,277

Intangible assets	32,892	31,531
Less accumulated amortization	(20,392)	(15,731)

Intangible assets, net of accumulated amortization	$ 12,500	$ 15,800

The patents are amortized over seven years and the customer lists are amortized over five years. As a result of adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company no longer recognizes amortization expense on its goodwill. Annually, and more frequently if a triggering event occurs, the Company is required to test the carrying value of goodwill for impairment. During the fourth quarter of fiscal 2004, the annual impairment test on the goodwill recorded with respect to the LAC acquisition was completed and it was determined that there was no impairment. Impairment testing in fiscal 2005 will occur in the fourth quarter of fiscal 2005.

Impairment of Long-Lived Assets

With the exception of goodwill, which is evaluated annually, the Company evaluates the carrying value of all long-lived assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss would be recognized when the undiscounted estimated future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held-for-sale would be based on fair market value less estimated costs to sell.

Historically, the Company performed an annual impairment test of the equity investment in the China JV recorded on the Company’s balance sheet. The last impairment test that was completed in the third quarter of fiscal 2004 determined that there was no impairment of the investment in the China JV. The Company has determined based on the operating performance of the China-JV, that no impairment testing is needed at this time.

The Company believes no circumstances indicating an impairment exist for any of its long-lived assets.

Accrued Expenses

The significant components of accrued expenses are as follows (in thousands):

	March 26, 2005	June 26, 2004

Accrued losses on contracts	$ 497	$ 2,113
Accrued warranty	6,804	10,022
Accrued compensation	9,165	9,814
Accrued income taxes payable	1,779	1,382
Other accruals	3,779	4,021

Total accrued expenses	$22,024	$27,352

Accrued losses on contracts are recognized on specific projects when contract costs in excess of the contracted revenue become probable and the amount of loss can be reasonably estimated. This accrual was reduced in the second and third quarters of fiscal 2005 based on historical experience. See Note 2. Contract accounting requires management to make estimates of future costs over the performance period of the contract. These estimates are subject to change and result in adjustments to cost of goods sold, which are reflected in the margins on contracts in progress.

Accrued warranty represents the estimated warranty costs associated with contracts in progress and completed projects that have entered into the warranty period. Accrued warranty is calculated as a percentage of the total project costs based on historical experience. Actual costs incurred are used to deplete these accruals over the life of the warranty period for each specific project. During the third quarter of fiscal year 2005, we reviewed historical data regarding our warranty accruals. Based on our review and due to changes in performance, driven by improved product specifications contract execution and the maturity of the Company's products, we made a change to our estimates resulting in a reduction in warranty accruals and a corresponding reduction in cost of goods. See Use of Estimates Note 2.

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

Spare Parts Revenue Recognition

Spare parts revenues and related costs are recognized when title to the goods passes to the customer according to the terms specified in the purchase order. The Company’s spare parts are warranted to be free from material defects caused by workmanship and within its design or customer specifications and are inspected for workmanship and compliance to specification prior to shipment. Customers who experience defects in material may return product for credit or replacement. Historically, return product has been insignificant and infrequent. Therefore, Applied Films does not maintain a reserve to cover sales returns for quality defects from its customers.

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

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms, in excess of the Company’s recognized revenues on the contract for financial reporting purposes.

Contracts in progress are as follows (in thousands):

	March 26, 2005	June 26, 2004
Costs incurred and estimated profit on contracts in progress	$ 164,156	$ 168,837
Less: billings to date	(124,167)	(102,180)

Revenue in excess of billings, net	$ 39,989	$ 66,657

The Company typically collects 80-85% of the cash due on the total project by the time the equipment ships from its facility. The remaining 15-20% balance that is due following the ship date is billed in accordance with the contract terms and those subsequent billings are generally collected within 30 days after billing.

The completed contract method of accounting is used for sales to customers of standard products that are typically valued at less than €1 million or have a machine fabrication time of less than six months. For projects accounted for using the completed contract method of accounting, we accumulate the project costs in work-in-process until we complete the fabrication of the system. Once fabrication of the system is complete, the customer evaluates the machine at Applied Films’ manufacturing facility according to any specific acceptance criteria outlined in the contract. Upon customer acceptance at Applied Films manufacturing facility, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. Applied Films recognizes the revenue upon transfer of title. Our contracts accounted for under the completed contract method generally do not provide for the right of a customer to return the machine once title has transferred.

The Company generally offers warranty coverage for equipment sales for a period of one year after final acceptance. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue is recognized. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

Changes in the Company’s product warranty accruals were as follows (in thousands):

	Nine months ended	Year ended

	March 26, 2005	June 26, 2004

Beginning of period	$ 10,022	$ 6,690
Warranty accruals, net	2,719	5,028
Warranty costs incurred	(4,690)	(1,696)
Change in estimate	(1,247)	-

End of period	$ 6,804	$ 10,022

During the third quarter of fiscal 2005, we evaluated our warranty accruals and determined that due to improved contract execution, a change in estimates was required which resulted in a reduction in the warranty accruals and a corresponding reduction in cost of goods sold of approximately $1.2 million see Note 2.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $5.3 million and $4.7 million of research and development expenses for the three months ended March 26, 2005 and March 27, 2004, respectively, and approximately $15.5 million and $13.0 million of research and development expenses for the nine months ended March 26, 2005 and March 27, 2004, respectively, net of reimbursements for funded research and development received from German and European Union governmental agencies. The Company is reimbursed by the governmental agencies for up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in agreements between the Company and the governmental agencies and reimbursements are paid when the research is completed and accepted by the governmental agencies. The Company received reimbursements of $487,000 and $193,000 in the three month periods ended March 26, 2005 and March 27, 2004, respectively, and $1.5 million and $443,000 in the nine month periods ended March 26, 2005 and March 27, 2004, respectively.

Foreign Currency Transactions

As of March 26, 2005 and March 27, 2004, the Company principally purchased raw materials from Euro based suppliers and manufactured its products in Germany. The majority of the Company’s sales and purchases are denominated in Euros, with the remainder denominated in U.S. dollars. The Company generated 84% and 82% of its revenues in the nine month periods ended March 26, 2005 and March 27, 2004, respectively, from sales to corporations located outside of Europe, which are primarily in Asia and the United States. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. When we engage in a system related sales contract other than one denominated in Euros, we enter into a currency hedging transactions to mitigate our foreign exchange exposure for the duration of the contract. The Company currently does not have any outstanding hedging transactions. Receivables from such sales or payables for such purchases are converted to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the year.

Foreign Currency Translation

The financial results of the Company’s foreign subsidiaries whose functional currencies are other than U.S. dollars, are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the period end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of cumulative other comprehensive income.

Cumulative Other Comprehensive Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Cumulative other comprehensive income for the Company represents foreign currency items associated with the translation of the Company’s investment in its foreign subsidiaries and the China JV, and unrealized gains/losses on available-for-sale marketable securities.

A summary of the comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Net income	$ 2,899	$ 3,668	$ 4,090	$ 9,678
Other comprehensive income:
Currency translation adjustment	(4,311)	(2,877)	8,199	11,990
Unrealized loss on marketable securities,
net of tax	(304)	-	(228)	-

Comprehensive income (loss)	$(1,716)	$ 791	$ 12,061	$21,668

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

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during the periods using the Black-Scholes pricing model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended

	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Risk-free interest rate	3.71%	3.38%	3.8%	3.5%
Expected lives	6.06 years	6.15 years	6.12 years	6.67 years
Expected volatility	81.2%	54.6%	59.5%	50.2%
Expected dividend yield	0.0%	0.0%	0.0	0.0

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

The total fair value of options granted was approximately $2.0 million and $2.9 million for the three month periods ended March 26, 2005 and March 27, 2004, respectively and $5.6 million and $5.4 million for the nine months periods ended March 26, 2005 and March 27, 2004, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures and income tax, was $941,000 and $656,000 for the three month periods ended March 26, 2005 and March 27, 2004, respectively and was $2.6 million and $1.4 million for the nine month periods ended March 26, 2005 and March 27, 2004, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock based Compensation, Transition and Disclosures” (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Net income applicable to common shareholders:
As reported	$2,899	$3,668	$4,090	$ 9,678
Add: Stock-based employee compensation expense, included in
the reported net income, net of tax	49	-	49	-
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax	(941)	(656)	(2,587)	(1,411)

Pro forma net income	$2,007	$3,012	$1,552	$ 8,267

Income per share:
Basic - as reported	$0.20	$0.25	$0.28	$0.72

Diluted - as reported	$0.20	$0.24	$0.28	$0.71

Basic - pro forma	$0.14	$0.20	$0.10	$0.62

Diluted - pro forma	$0.13	$0.20	$0.10	$0.60

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans and specifically including charges for share-based compensation granted in the past but testing after the effective date of the rule. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R), as amended, is effective for fiscal years that begin after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation or determined the impact of adopting SFAS 123(R).

On April 20, 2005, the Company’s Board of Directors approved accelerating the vesting of all the Company’s outstanding stock options having an option exercise price above the closing stock price on that date, which was $21.61 (“underwater options”). The underwater options are held by current employees, including executive officers, past employees, directors, and non-employee officers. As a result of the vesting acceleration, options for approximately 578,000 shares became immediately exercisable. The Company will report the avoided future compensation resulting from the acceleration of vesting in its fiscal 2005 year end financial statements within its pro forma footnote disclosure, as permitted under the transition guidance provided by the Financial Accounting Standards Board.

After the Company examined a number of alternatives, the decision to accelerate vesting of the “underwater options” was made for several reasons: to avoid recognizing compensation expense associated with these stock options in future financial statements upon adoption of Statement No. 123(R); because the future compensation expense will be based upon the value of such stock options on the historical dates grant, which the Company believes are substantially in excess of the current value of the stock options; and because a number of the stock options had exercise prices which were so much higher than current market price that they ceased to be an effective incentive.

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

NOTE 4: INVESTMENT IN JOINT VENTURE

In June 1998, the Company formed a 50/50 China JV with NSG to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the China JV as equity. The China JV began operations during the fourth quarter of fiscal 1999. During fiscal 2002, 2001 and 1999, the Company sold new and refurbished equipment to the China JV for use in the process of thin film coating of glass. The sales prices were approximately $1.2 million, $5.6 million and $5.1 million, respectively. Because the Company owns 50% of the China JV, the Company recorded 50% of the revenue and related cost of the sales and has deferred 50% of the gross profit of each sale, approximately $0, $1.3 million and $1.4 million, respectively, which will be recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the China JV and the estimated depreciable life of the equipment. The amortization of the deferred gross profit is included with “Equity earnings of joint venture” in the accompanying consolidated statements of operations.

The Company records 50% of income or loss from operations of the China JV after eliminating the impact of inter-entity transactions. In the first calendar quarter of each year the China JV makes an adjustment to retained earnings related to social insurance. This adjustment requires the Company to modify its equity earnings in the China JV during the third fiscal quarter. The effect of this adjustment, in the third quarter of fiscal 2005, was to reduce our equity earnings in the China JV by $256,000. The functional currency for the China JV is the local Chinese Yuan Renminbi. The Company’s investment in the China JV is translated into U.S. dollars using the period-end exchange rate. The earnings recorded by the Company from the China JV are translated at average rates prevailing during the period. These rates have remained fixed by the Chinese government for a number of years. The cumulative translation gain or loss, if any, is recorded as “Cumulative other comprehensive income” in the Company’s consolidated financial statements. The Company received royalty income from the China JV. The royalty is approximately 1.0% of our China JV sales.

Summarized statement of operations information for the China JV is presented below (in thousands):

	Three Months Ended		Nine Months Ended

	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

China JV:
Operating revenues	$13,741	$12,657	$45,498	$40,179

Net income	$3,187	$1,409	$8,422	$4,264

Applied Films equity in earnings:
Proportionate share of net income
after eliminations	$ 1,320	$ 705	$ 3,910	$ 2,168

Amortization of deferred gain on	74	74	222	222
sale of equipment

Equity in earnings of joint venture	$ 1,394	$ 779	$ 4,132	$ 2,390

Applied Films portion of royalty income
(included in other income, net)	$ 199	$ 98	$ 497	$ 359

During the first quarter of fiscal year 2005, the China JV returned approximately $1.4 million in excess cash that was not needed for operations to each of the owners. The cash distribution was recorded as a reduction to the China JV investment account recorded in the Company’s balance sheet. The Company intends to continue to reinvest undistributed earnings from the China JV.

The Company recorded customer support sales to the China JV of $132,000 and $320,000 for the three months ended March 26, 2005 and March 27, 2004, respectively, and $477,000 and $628,000 for the nine months ended March 26, 2005 and March 27, 2004, respectively.

Summarized balance sheet information for the China JV is presented below (in thousands):

	March 31, 2005	June 30, 2004

Assets:
Current assets	$22,343	$15,822
Property, plant, and equipment, net	21,529	22,543

	$43,872	$38,365

Capitalization and liabilities:
Current liabilities	$ 8,394	$ 7,993
Equity	35,478	30,372

	$43,872	$38,365

As of March 26, 2005 and June 26, 2004 the Company had receivables from the China JV of approximately $316,000 (including royalty receivables of $196,000) and $281,000 (including royalty receivables of $157,000), respectively.

NOTE 5: SALES AND NET LONG-LIVED ASSETS BY GEOGRAPHIC REGION

The following table represents the breakdown of net revenues (as adjusted for discontinued operations) by geographic region (in thousands):

	Three Months Ended		Nine Months Ended

	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Asia	$38,683	$43,232	$101,335	$ 98,958
United States	1,455	12,515	10,217	36,234
Europe and other	4,752	2,421	21,908	27,756

Net revenues	$44,890	$58,168	$133,460	$162,948

The breakdown of net revenues by geographic region expressed as a percentage of net revenues is as follows:

	Three Months Ended		Nine Months Ended

	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Asia	86%	74%	76%	60%
United States	3	22	8	22
Europe and other	11	4	16	18

Net revenues	100%	100%	100%	100%

The following table represents the breakdown of net long-lived assets (as adjusted for discontinued operations) by geographic region (in thousands):

	March 26, 2005	June 26, 2004

Asia	$12,779	$11,800
United States	1,637	1,656
Europe and other	85,363	85,895

Net long-lived assets	$99,779	$99,351

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

The Company currently subleases approximately 40,900 square feet at the Company’s Longmont, Colorado facility, which contains approximately 126,000 square feet, to Optera, Inc. The original term of the sublease began on September 24, 2002 and terminated on March 31, 2005, however Optera, Inc. has exercised its option to renew for one year. Optera, Inc. has the option to renew the sublease for additional periods of one year each commencing at the expiration of the initial term and continuing until the expiration or termination of the Company’s lease for the Longmont, Colorado facility. Optera, Inc. also holds a right of first refusal with respect to the assignment or subleasing of, and holds an option to lease, certain additional space in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is $252,000 annually.

With the acquisition in Tainan, the Company has entered into a one year lease agreement through May of 2006 for approximately 41,000 square feet of office, manufacturing, and research and development space in Tainan, Taiwan. The lease can be automatically extended on the same terms upon the expiration of the original lease term, unless the lease is canceled by either party by giving a thirty day notice.

Rent expense, net of sublease income, under operating leases was $1.5 million and $1.8 million for three months ended March 26, 2005 and March 27, 2004, respectively and $4.4 million and $5.0 million for the nine months ended March 26, 2005 and March 27, 2004, respectively.

NOTE 7: HELIX ACQUISITION

The Company completed the acquisition of the In-Line Systems division of Helix Technology, Inc., in Tainan, Taiwan (“the In-line Division”) on June 2, 2004. The In-line division produces equipment for the FPD industry and other industries. The acquisition will allow the Company to expand its operations to include manufacturing in Asia. The final aggregate consideration and costs paid by the Company was $14.7 million consisting of $12.0 million of cash and 80,826 shares of Applied Films Corporation common stock valued at $26.59 per share and $571,000 in transaction costs.

The accounts of this acquisition have been included in the Company’s consolidated financial statements from the acquisition date. The final purchase price has been preliminarily allocated based upon the estimated fair value of the identifiable tangible and intangible assets acquired. The Company is currently undergoing an independent third party valuation of the assets acquired and the purchase price allocation. Upon completion of this independent evaluation, the allocation of the purchase price may be revised to reflect the results of the valuation. The excess of the purchase price over fair value of net identifiable tangible and intangible assets was allocated to goodwill. The $14.7 million purchase price has been preliminarily allocated as follows (in thousands):

Inventory	$ 1,370
Goodwill	5,422
Patents	1,428
Property, plant and equipment	5,461
Billings in excess of revenues	(1,206)
In-process research and development	2,200

Total allocation of purchase price	$ 14,675

Goodwill increased, during the nine months ended, as a result of the final purchase price settlement, due to a lower determined value of property, plant and equipment and other intangible assets along with the addition of billings in excess of revenue. The billings in excess was created by the acquisition of two projects that were under construction at the time the agreement was signed.

Intangible assets are being amortized on a straight line basis over a period of five years. The in-process research and development charge represents the intangible value of in-process research and development projects that had not yet reached technical feasibility. The related technology had no alternative use and requires substantial additional development by the Company. In-process research and development was charged as an operational expense at the time of the acquisition in fiscal year 2004.

NOTE 8: EMPLOYEE BENEFIT PLANS

Pension Plan

The Company’s German subsidiary, Applied Films GmbH & Co. KG maintains a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits are based primarily on compensation during a specified period before retirement of a specified amount for each year of service. The German pension liability of $15.6 million and $13.3 million, respectively, is reflected in the accompanying consolidated balance sheet as of March 26, 2005 and June 26, 2004. The German pension liability is subject to adjustment based upon an assessment of the actuarial value of the obligation. During the third quarter of fiscal year 2005, the third party actuary in Germany made a revision to their estimates of $295,000. This plan has no assets as of March 26, 2005.

Components of Net Periodic Benefit Cost (in thousands):

	Three Months Ended		Nine Months Ended

	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Service cost	$172	$162	$ 516	$ 485
Interest cost	183	172	549	515
Expected return on plan assets	-	-	-	-
Amortization of prior service costs	-	-	-	-
Recognition of actuarial loss	295	-	295	-

Net periodic benefit expense	$650	$334	$1,360	$1,000

Applied Films Japan, Co. LTD, has implemented a retirement plan for employees working in the Japan office. Retirement benefits are based on years of service and an adjusted base salary. If an employee leaves or retires before 20 years of service the retirement benefit is reduced. The liability recorded in accrued pension benefit obligation at March 26, 2005 is approximately, $166,000.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

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

In June 2004, we completed the acquisition of the In-Line Systems division of Helix Technology, Inc. in Taiwan. The acquisition provided us with an Asian manufacturing base, where we expect to manufacture display systems. We believe manufacturing in Taiwan will allow us to reduce our manufacturing costs, and reduce the delivery time and costs for systems sold to our customers in Asia.

We also own 50% of a joint venture in China that manufactures and sells coated glass for the liquid crystal display (LCD) industry. Because of the 50%-50% ownership structure, the China JV net income is reported as “Equity earnings of joint venture” in our consolidated statements of operations.

Revenues for our thin film deposition equipment are generally recognized using the percentage-of-completion method of accounting, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. We operate with a certain amount of unrecognized revenue, which we refer to as backlog, on our contracts in progress. This is an operational measure. Customers usually make progress payments during the term of the contract. We usually receive approximately 80% to 85% of the purchase price in cash or letter of credit prior to shipment. Our average manufacturing lead-time is between nine and twelve months.

Sales of our systems and backlog are generally denominated in Euros and are subject to fluctuation in the valuation against the dollar. Revenues generated from customers outside of Europe were 89% of total revenues in the third quarter of fiscal 2005 compared to 96% of total revenues for the third quarter of fiscal 2004. When we engage in a system related sales contract other than one denominated in Euros, we will usually enter into currency hedging transactions to mitigate our foreign exchange exposure for the duration of the contract. The effects of foreign exchange rate changes on non-Euro denominated contracts have not been significant to date.

Net revenues in Euros reported in equivalent U.S. dollars were approximately $39.9 million for the third quarter of fiscal 2005 and $55.2 million for the third quarter of fiscal 2004. As of March 26, 2005, the U.S. dollar equivalent of accounts receivable denominated in Euros was approximately $8.7 million, or approximately 61%, of total accounts receivable. As of March 26, 2005, the U.S. dollar equivalent of accounts payable denominated in Euros was approximately $12.4 million, or approximately 87%, of total accounts payable.

Comparison of the Third Quarter Ended March 27, 2004 to the Third Quarter Ended March 26, 2005

The following table presents certain key highlights and the percentage change from the results of operations for the third quarter ended ($ in millions):

	March 27, 2004	March 26, 2005	Percent Change
Backlog	$ 107.0	$ 63.2	(40	.9)%
Net Revenues	58.2	44.9	(22	.9)%
Gross profit	15.6	15.0	(3	.9)%
Research and development	4.7	5.3	12.8%
Selling, general and administrative expenses .	7.0	7.8	11.4%
Amortization of other intangible assets	1.1	1.1	0.0%
Investment income, net	1.0	1.0	0.0%
Other income, net	0.3	0.9	200.0%
Equity earnings of joint venture	0.8	1.4	75.0%
Income tax expense (benefit)	1.2	1.2	0.0%

In comparison to the same quarter in the prior year the Euro strengthened by 4.9% against the U.S. dollar which has increased our revenue and cost items in fiscal 2005.

Backlog.  Backlog decreased 40.9% to $63.2 million at March 26, 2005 from $107.0 million at March 27, 2004. Backlog is unrecognized revenue on contracts in progress. Our order activity is related to the expansion of our customers’ capacity for the markets that we serve. Bookings in flat panel display were lower for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. The strong bookings for the same quarter in the previous year were at record highs as our customers increased their commitment to producing LCD televisions with their first orders for Generation 6 and 7 equipment. Our success in securing these orders allowed us to report record bookings in the third quarter of fiscal 2004 and the orders pushed our backlog to record high levels in March 2004. For the third quarter of fiscal year 2005 we saw our display orders improve from the second quarter of fiscal 2005. The orders include the booking of our first TRITON system. In the third quarter of fiscal 2005, we also registered increased order volume in the architectural glass business which has helped to offset the declines in the display market as compared to the prior year.

Net Revenues.  The backlog at the beginning of the third quarter of fiscal 2005 was lower than the prior year, and as a result net revenues decreased 22.9% compared to the third quarter of fiscal 2004. In the third quarter of fiscal year 2004, the revenue mix was concentrated in our architectural glass and display markets. In the third quarter of fiscal 2005 the concentration of revenues was spread more evenly across all of our markets compared to the high concentration of FDP revenue in the third quarter of fiscal 2004.

Gross Profit.  The 3.9% decrease in gross profit in the third quarter of fiscal 2005 was due to the decrease in revenues and the accrual of $1.3 million in inventory reserves related to costs to install our first TRITON system. However, gross profits were enhanced by a $3.6 million or 8.1% of gross margin reduction in cost of goods sold from changes in our estimates for warranty accruals, loss contract reserves and accrual for cost of sales not posted, as described in Note 2. Gross margins increased from 26.9% in the third quarter of fiscal 2004 to 33.4% in the third quarter of fiscal 2005. Excluding the impact of the change in estimates that were made to our reserves and accruals, gross margins would have been 25.3%.

Research and Development.  Research and development expenses grew 12.8% in the third quarter of fiscal 2005, as compared to the third quarter of fiscal 2004. We have continued to concentrate our research and development efforts on FPD related products targeted towards larger glass sizes, including Generation 7 and 8 glass sizes, as well as the continued efforts to develop our TRITON system. Due to the lower revenue base in the current quarter, research and development expenses as a percentage of net revenues, increased to 11.8% in the third quarter of fiscal 2005 from 8.1% in the third quarter of fiscal 2004.

Selling, General and Administrative.  Selling, general and administrative expenses increased 11.4% in the third quarter of fiscal 2005, related to professional fees and increased costs associated with compliance related to the Sarbanes-Oxley Act. We also recognized increased costs related to the marketing of our products, including the initial marketing of the TRITON system, as well as operating costs incurred at our facility in Taiwan.

Amortization of Intangible Assets.  The amortization of other intangible assets remained consistent with the prior year. The intangible assets are reported on the balance sheets of our German and Taiwan subsidiaries.

Investment Income, Net.  During the third quarter of fiscal 2005, our average investment yield for the quarter was 2.3% compared to 1.6% in the third quarter of fiscal 2004. We earned a net $982,000 on our invested cash in the third quarter of fiscal 2005 compared to $959,000 in the third quarter of fiscal 2004. Higher interest rates principally caused the increase in net investment income for the quarter.

Other Income, Net.  The majority of the $600,000 increase between the third quarter of fiscal year 2005 and the third quarter of fiscal year 2004 was related to realized foreign currency transaction gains between the Euro and the US Dollar. Net other income also includes an approximate 1.0% royalty on our China JV sales.

Equity Earnings of Joint Venture:  The 75.0% increase in equity earnings was primarily due to the increase in profitability of the China JV as a result of an unseasonably strong demand for color STN glass supplied by the China JV to the market for cellular telephones with color displays. The third quarter of our fiscal year is generally our seasonally low quarter as it follows the holiday buying season and includes Chinese New Year.

Income Tax Expense:  Income tax expense reflects the estimated tax effect of the earnings of each operating subsidiary and their respective tax rates. Our effective tax rate excluding the earnings from the China JV for the third quarter of fiscal 2005 was a provision of 42.7% compared to a provision of 29.4% during the third quarter of fiscal 2004. The income tax expense in the third quarter of fiscal 2005 is primarily a result of withholding taxes that were required to be paid in one of our foreign tax jurisdictions. If the withholding tax were excluded, our effective rate for the third quarter of fiscal 2005 would be zero. The decrease in the effective tax rate is a result of decreased earnings in our anticipated tax paying subsidiaries. Our tax provision is adjusted based on our year to date tax calculation for each subsidiary tax jurisdiction. In the current quarter one of our subsidiaries paid withholding taxes required by the tax jurisdiction.

Comparison of the Nine Months Ended March 27, 2004 to the Nine Months Ended March 26, 2005   The following table presents certain key highlights and the percentage change from the results of operations for the nine months ended ($ in millions):

	March 27, 2004	March 26, 2005	Percent Change
Backlog	$ 107.0	$ 63.2	(40	.9)%
Net Revenues	163.0	133.5	(18	.1)%
Gross profit	42.8	39.9	(6	.5)%
Research and development	13.0	15.5	19.2%
Selling, general and administrative expenses .	19.7	23.8	20.8%
Amortization of other intangible assets	3.2	3.6	12.5%
Investment income, net	1.9	2.5	31.6%
Other income, net	1.4	1.9	35.7%
Equity earnings of joint venture	2.4	4.1	70.8%
Income tax expense	3.3	1.3	(60	.6)%

For the first nine months of fiscal 2005, in comparison to the same period in the prior year the Euro strengthened by 7.0% against the U.S. dollar which has increased our revenue and cost items.

Backlog.  Backlog decreased 40.9% to $63.2 million at March 26, 2005 from $107.0 million at March 27, 2004. Backlog is unrecognized revenue on contracts in progress. Our order activity is related to the expansion of our customers’ capacity for the markets that we serve. For the first nine months of the fiscal year our bookings were concentrated in the display and web markets. Display bookings included the first order for our TRITON system. Bookings were lower for the first three quarters of fiscal 2005, as compared to the prior year. The bookings for the nine month period in the previous year were at record highs as our customers increased their commitment to producing LCD television screens with their first orders for Generation 6 and 7 equipment. Our success in securing these orders allowed us to report record bookings and increased our backlog to record high levels by March 2004. Since it takes customers at least one year to install our equipment in their fabs, reorders will only follow a successful production ramp in their factory. During the first nine months of fiscal 2005 our bookings in the architectural glass market has been consistent with the same period in the prior year and we have seen improvements in our web market bookings over the same period in the prior year.

Net Revenues.  Bookings were lower during the first nine months of fiscal 2005, which caused a decrease in net revenues of 18.1% compared to the first nine months of fiscal 2004. During the first nine months of fiscal 2005 the revenue mix shifted from a high concentration of revenues from the architectural glass markets in fiscal 2004 to a higher concentration in revenues from our New Aristo system for the FPD market.

Gross Profit.  The 6.5% decrease in gross profit for the first nine months of fiscal 2005 was due to the decrease in revenues; however gross profits were enhanced by a $3.6 million reduction in our cost of goods sold from a change in our warranty accrual and other contract related accruals estimates due to improved contract executions over the past several years. Gross margins have increased from 26.3% in the first nine months of fiscal 2004 to 29.9% in the first nine months of fiscal 2005. Excluding the adjustment that was made to our accrued warranty and other contract related reserves, due to a change in estimates, gross margins would have been 27.2%. In addition, we accrued $1.3 million in inventory reserves related to the costs anticipated to install the first TRITON system.

Research and Development.  Research and development expenses grew 19.2% in the first nine months of fiscal 2005, compared to the first nine months of fiscal 2004. Significant increases over the prior year included costs related to process development for larger generation display sizes and the continued development of our TRITON system. Research and development expenses consist primarily of salaries, outside contractor expenses, lab expenses, materials, and other expenses related to the ongoing product development for our products. Due to the lower revenues, as a percentage of net revenues, research and development expenses increased to 11.6% in the first nine months of fiscal 2005 from 8.0% in the first nine months of fiscal 2004.

Selling, General and Administrative.  Selling, general and administrative expenses increased 20.8% in the first nine months of fiscal 2005, primarily due to professional fees and increased costs associated with compliance with the Sarbanes-Oxley Act. We also recognized increased costs related to the marketing of our products including the initial marketing of the TRITON system, as well as operating costs incurred at our new facility in Taiwan. Due to the lower revenues, selling, general and administrative expenses increased to 17.8% of net revenues in the first nine months of fiscal 2005 from 12.1% in the first nine months of fiscal 2004.

Amortization of Intangible Assets.  The 12.5% increase in amortization of other intangible assets was the result of the amortization of the intangible assets related to the Helix acquisition that closed in June 2004. The intangible assets are reported on the balance sheets of our German and Taiwan subsidiaries.

Investment Income, Net.  During the first nine months of fiscal 2005, our average annual investment yield was 2.0% which was consistent with the average annual investment yield for the first nine months of fiscal 2004. We earned a net $2.5 million on our invested cash in the first nine months of fiscal 2005 compared to $1.9 million in the first nine months of fiscal 2004. Net investment income primarily increased because we had a higher average invested cash balance during the first nine months of fiscal 2005.

Other Income, Net.  The majority of the $500,000 increase between the first nine months of fiscal year 2005 and the first nine months of fiscal year 2004 was related to realized foreign currency transaction gains between the Euro and US Dollar. Net other income also includes an approximately 1.0% royalty on our China JV sales.

Equity earnings of Joint Venture:  The 70.8% increase in equity earnings during the first nine months of 2005 as compared to the first nine months of 2004 was primarily due to the increase in profitability of the China JV as a result of an increase in the demand for color STN glass supplied by the China JV to the market for cellular telephones with color displays.

Income Tax Expense.  Income tax expense reflects the estimated tax effect of the earnings of each operating subsidiary and their respective tax rates. Our effective tax rate excluding the earnings from the permanently reinvested China JV for the first nine months of fiscal 2005 was 99.5% compared to 32.2% during the first nine months of fiscal 2004. The income tax expense for the first nine months of fiscal 2005 is primarily a result of withholding taxes that were required to be paid in one of our foreign tax jurisdictions. If the withholding tax were excluded, our effective rate for the first nine months of fiscal year 2005 would be 11.7%. The decrease in the effective tax rate is a result of decreased earnings in our anticipated tax paying subsidiaries. Our tax provision is adjusted based on our year to date tax calculation for each subsidiary tax jurisdiction. Equity earnings of the China JV is deemed as a permanent investment and earnings will be reinvested in the China JV and as such are not taxed in the United States and are not included in our effective tax rate calculations.

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

We generally offer warranty coverage for equipment sold for a one-year period after final installation is accepted by the customer. We estimate the anticipated costs to be incurred during the warranty period and accrue a reserve as a percentage of revenue. In addition, specific reserves are provided for known and anticipated problems. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

During the third quarter of fiscal 2005, we evaluated our warranty accruals, loss contracts reserves and accrual for cost of sales not posted and determined that due to improved product specifications, contract execution, and the maturity of the Company's projects a change in estimates was required which resulted in a reduction in the reserves, accruals and a corresponding reduction in cost of goods sold of approximately $3.6 million. See Note 2.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances could be required.

We record an allowance for estimated inventory obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In addition, we have accrued for an allowance of $1.3 million for additional costs anticipated surrounding the installation of the TRITON.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R), as amended, is effective for fiscal years that begin after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed our evaluation or determined the impact of adopting SFAS 123(R).

Liquidity and Capital Resources

We have funded our operations with cash balances, cash generated from operations, proceeds from public offerings of our common stock and bank borrowings. Cash provided by operating activities was $1.4 million for the first nine months of fiscal 2004 compared to $25.2 million provided by operating activities for the first nine months of fiscal 2005. As of March 26, 2005, we had cash and marketable securities of approximately $172.9 million consisting of cash and cash equivalents of approximately $23.0 million, restricted cash of approximately $191,000 and marketable securities of $149.7 million. Total working capital was $198.4 million.

Capital expenditures were $5.4 million for the first nine months of fiscal 2004 and $3.6 million for the first nine months of fiscal 2005. We anticipate total capital expenditures of approximately $7.2 million in fiscal 2005. Our capital expenditures have related primarily to process equipment for product development. The increase in capital expenditures in 2005 is related primarily to the investment in larger size display lab equipment for the development of hardware and process technologies for the FPD market, and our alpha system related to the development of our TRITON system for TFT array.

Cash used for investing activities was $111.3 million and $18.1 million for the first nine months of fiscal 2004 and 2005, respectively. We had net purchases of $96.0 million and $16.4 million of marketable securities in the first nine months of fiscal years 2004 and 2005, respectively. During the third quarter of fiscal 2004, we established an escrow account in accordance with the definitive agreement to purchase Helix. We contributed approximately $10.0 million to the escrow.

Cash generated from financing activities related to the exercise of stock options and the issuance of stock from the stock purchase plan, was $1.7 million and $900,000 for the first nine months of fiscal 2004 and 2005, respectively. In the first nine months of fiscal 2004, we raised $93.3 million in a public offering of stock that closed in October 2003 and we eliminated the China JV debt guaranty, resulting in the removal of restrictions on $5.0 million in cash.

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

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of March 26, 2005 (in thousands):

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Cash Obligations
Operating leases:
Buildings	$37,047	$ 1,837	$20,446	$11,776	$2,988
Office equipment	133	24	109	-	-
Other	542	77	418	47	-

	$37,722	$ 1,938	$20,973	$11,823	$2,988

Amount of commitment expiration per period

	Total Amounts Committed	Less than 1 year	1-3 years	Over 3 years

Other Commercial Commitments
Bank guaranty	$ 9,610	$ 9,389	$ 221	$ -
Other commercial commitments	2,511	693	1,790	28

Total commercial commitments	$ 12,121	$ 10,082	$ 2,011	$ 28

There were no currency forward contracts outstanding as of March 26, 2005.

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

As of March 26, 2005, our investments of $149.7 million consisted primarily of corporate, municipal and government bonds, equity securities, money market mutual funds and restricted cash. These investments earned approximately $982,000 for the quarter then ended, at an average interest rate of approximately 2.3%. The impact of an increase/(decrease) of one percent in the average interest rate would have resulted in an increase/(decrease) of approximately $427,000 of investment income for the quarter ended March 26, 2005.

Foreign Exchange Exposure

We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At March 26, 2005, we had approximately $8.7 million of accounts receivable and approximately $12.4 million of accounts payable denominated in Euros. A one percent change in exchange rates would result in an approximate $36,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at March 26, 2005.

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

Our manufacturing operations are based in Germany and Taiwan, and constitute a significant portion of our revenue generating activities and identifiable assets. These identifiable assets are based in Euros in Germany and in New Taiwan dollars in Taiwan. Our operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset exposures.

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

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of perpetual procedures to evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were reasonably effective in meeting the desired objectives as of March 26, 2005.

No changes occurred in the Company’s internal controls concerning financial reporting during the quarter ended March 26, 2005, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company will continue to review and analyze our internal controls over financial reporting and make changes as deemed necessary to strengthen those controls.

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

Date: April 26, 2005 Date: April 26, 2005	APPLIED FILMS CORPORATION /s/ Thomas T. Edman Thomas T. Edman President and Chief Executive Officer /s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATIONS

I, Thomas T. Edman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

April 26, 2005

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer/President

Exhibit 31.2

CERTIFICATIONS

I, Lawrence D. Firestone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Films Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

April 26, 2005

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

Exhibit 32.1

Each of Thomas T. Edman, Chief Executive Officer and President, and Lawrence D. Firestone, Chief Financial Officer, Treasurer, Senior Vice President and Secretary of Applied Films Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	the Quarterly Report on Form 10-Q for the quarter ended March 26, 2005 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	the information contained in the Quarterly Report on Form 10-Q for the quarter ended March 26, 2005 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

April 26, 2005

/s/ Thomas T. Edman Thomas T. Edman Chief Executive Officer/President

/s/ Lawrence D. Firestone Lawrence D. Firestone Chief Financial Officer

A signed original of this certification has been provided to Applied Films Corporation and will be retained by Applied Films Corporation and furnished to the Securities and Exchange Commission upon request.