Form 10-K/A
period 2004-06-26
APPLIED FILMS CORP
filed 2005-05-24
CIK 1040660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2). Yes [ X ] No [__]

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per-share price of $32.80 as of December 26, 2003, was $476,396,679. As of May 18, 2005, there were outstanding 14,936,470 shares of the Registrant’s Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PORTION AMENDED

The Registrant hereby amends Part IV Item 15 and the Exhibit Index as set forth herein.

PART IV

ITEM 15: Exhibits, Financial Statements and Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

        The Registrant’s consolidated financial statements, for the year ended June 26, 2004, together with the Report of Independent Certified Public Accountants are filed as part of this Form 10-K/A report. See “ITEM 8: Financial Statements and Supplementary Data.” The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

2.	Financial Statement Schedules.

        Except for Schedule II set forth below, financial statement schedules are not submitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

Valuation and Qualifying Accounts	(dollars in thousands)
Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2004	$ 653	$ 420	$ 548	$ 525
2003	855	635	837	653
2002	1,142	430	717	855

        Financial Statements for Suzhou NSG AFC Thin Films Electronics Co., Ltd, together with the report thereon of PricewaterhouseCoopers dated 17 May 2005.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2004

PRICEWATERHOUSECOOPERS

REPORT OF INDEPENDENT AUDITORS

2005/SH-067/LC/DTSK

TO  THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.

In our opinion, the accompanying balance sheets and the related income statements, of changes in shareholders’ equity and of cash flows expressed in Renminbi present fairly, in all material respects, the financial position of Suzhou NSG AFC Thin Films Electronics Co., Ltd. as of December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of Suzhou NSG AFC Thin Films Electronics Co., Ltd.‘s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Zhong Tian CPAs Limited Company

PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Shanghai, People’s Republic of China

17 May 2005

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
INCOME STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004

(All amounts in Renminbi Yuan)

	Note	2004	2003	2002
Revenues (including sales to related
parties of Rmb 252,224,434, Rmb
189,005,694 and Rmb 153,738,002 in
2004, 2003 and 2002, respectively, as
further disclosed in Note 13)	12	493,898,447	427,916,854	288,652,411

Cost of revenues		(381,588,228)	(351,414,903)	(238,504,883)

Gross profit		112,310,219	76,501,951	50,147,528

Operating expenses:
Sales and marketing		(10,416,985)	(13,068,844)	(11,542,970)

General and administrative		(20,095,590)	(18,906,758)	(12,066,884)

Total operating expenses		(30,512,575)	(31,975,602)	(23,609,854)

Income from operations		81,797,644	44,526,349	26,537,674

Interest expense, net		(96,271)	(1,247,620)	(2,913,201)

Other operating expenses, net		(77,243)	(2,149,260)	(2,883,377)

Income before taxation		81,624,130	41,129,469	20,741,096

Provision for taxes on income	10	(7,900,445)	(3,089,990)	(1,666,143)

Net income		73,723,685	38,039,479	19,074,953

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.

BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003

(All amounts in Renminbi Yuan)

ASSETS	Note		December 31, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	3		41,296,504	271,779
Notes receivable			4,000,000	1,500,000
Accounts receivable, net	4		56,106,006	44,613,627
Due from an investor	13	(c)	37,396,191	34,957,814
Due from a related party	13	(c)	3,372,885	813,801
Inventories, net	5		21,731,709	23,681,408
Deferred tax assets	10		667,100	-
Other current assets			3,438,825	420,325

Total current assets			168,009,220	106,258,754

Non-current assets:
Property, plant and equipment, net	6		182,867,314	201,645,627

TOTAL ASSETS			350,876,534	307,904,381

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	7		-	20,691,751
Accounts payable			20,139,345	7,040,200
Accruals and other current liabilities			9,318,090	4,262,056
Due to investors	13	(c)	4,394,375	4,606,315
Due to related parties	13	(c)	40,261,687	46,846,447
Taxes payable			4,127,842	3,095,816

Total current liabilities			78,241,339	86,542,585

Commitments and contingencies	14
Capital and reserves:
Paid-in capital			154,350,897	154,350,897
Reserves	8		18,227,555	10,885,185
Retained earnings			100,056,743	56,125,714

Total equity			272,635,195	221,361,796

TOTAL LIABILITIES AND EQUITY			350,876,534	307,904,381

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2004

(All amounts in Renminbi Yuan)

	Paid-in capital	Reserve fund (Note 8)	Reserves Enterprise Expansion Fund (Note 8)	Retained earnings	Total
Balance as of January 1, 2002	139,141,910	4,617,812	-	20,487,642	164,247,364

Net income for the year	-	-	-	19,074,953	19,074,953

Balance as of December 31, 2002	139,141,910	4,617,812	-	39,562,595	183,322,317

Net income for the year	-	-	-	38,039,479	38,039,479

Appropriation to reserve fund	-	21,476,360	-	(21,476,360)	-

Reinvestment of reserve fund as
capital increase	15,208,987	(15,208,987)	-	-	-

Balance as of December 31, 2003	154,350,897	10,885,185	-	56,125,714	221,361,796

Net income for the year	-	-	-	73,723,685	73,723,685

Appropriation as dividends
(Note 9)	-	-	-	(22,450,286)	(22,450,286)

Appropriation to reserve fund	-	7,342,370	-	(7,342,370)	-

Balance as of December 31, 2004	154,350,897	18,227,555	-	100,056,743	272,635,195

The accompanying notes are an integral part of these financial statements.

SUZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004

(All amounts in Renminbi Yuan)

CASH FLOWS FROM OPERATING ACTIVITIES	2004	2003	2002
Net income	73,723,685	38,039,479	19,074,953
Adjustments to net income
Depreciation of property, plant and equipment	26,432,181	27,046,470	26,071,344
Loss on disposals of fixed assets	96,094	306,722	82,429
Provision for bad debts	-	415,000	-
Deferred tax expense	(667,100)	-	-
Interest expense	170,521	1,295,702	2,971,340
Changes in assets and liabilities
Notes receivables	(2,500,000)	(1,500,000)	-
Accounts receivables	(11,492,379)	(8,522,588)	(12,169,721)
Inventories	1,949,699	(5,660,041)	(328,271)
Due from an investor	(2,438,377)	(13,364,507)	(10,011,086)
Due from a related party	(2,559,084)	5,798,268	(4,854,277)
Other current assets	3,018,500	3,303,715	430,007
Accounts payable	13,099,145	2,360,192	(431,571)
Accruals and other current liabilities	(5,086,607)	(9,481)	(1,506,361)
Due to investors	(211,940)	(820,689)	1,840,432
Due to related parties	(6,584,760)	4,059,644	18,293,903
Taxes payable	1,032,026	463,515	255,951

Net cash generated from operating activities	87,981,604	53,211,401	39,719,072

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and
equipment	750	-	-
Acquisition of property, plant and equipment	(3,645,071)	(3,788,649)	(14,361,125)

Net cash used in investing activities	(3,644,321)	(3,788,649)	(14,361,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings	(20,691,751)	(70,147,382)	(15,846,661)
Cash payments for interest expenses	(170,521)	(1,295,702)	(2,971,340)
Cash payments for dividends	(22,450,286)	-	-

Net cash used in financing activities	(43,312,558)	(71,443,084)	(18,818,001)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS DURING THE YEAR	41,024,725	(22,020,332)	6,539,946
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	271,779	22,292,111	15,752,165

CASH AND CASH EQUIVALENTS, END OF YEAR	41,296,504	271,779	22,292,111

The accompanying notes are an integral part of these financial statements.

1. ORGANIZATION AND OPERATIONS

Suzhou NSG AFC Thin Films Electronics Co., Ltd. (“the Company”) is a wholly foreign owned enterprise established in Jiangsu Province of the People’s Republic of China (“PRC”) on 10 July 1998 with an operating period of 50 years. The Company commenced production in April 1999.

The principal activities of the Company are production and sales of ITO-coated glass substrate for TN-type and STN-type liquid crystal display (including color filter), reflective coating onto glass substrate for color STN, and provision of after sale services.

As of December 31, 2004, the registered capital of the Company was USD 18,645,000, which had been contributed by the respective joint venture partners as follows:

		December 31, 2004
	Country of Incorporation	Renminbi	UDS	%
Applied Films Corporation	U.S.A.	77,175,448.50	9,322,500	50
Nippon Sheet Glass Co., Ltd.	Japan	77,175,448.50	9,322,500	50

		154,350,897.00	18,645,000	100

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

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

(c)	Accounting period

The Company’s accounting period starts on 1 January and ends on 31 December.

(d)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are composed primarily of investments in money market accounts stated at cost, which approximates fair value.

(e)	Inventories

Inventories are stated at the lower of cost or market, with cost determined using the weighted average cost method, and includes the costs of raw material, direct labor and manufacturing overhead.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(f)	Property, plant and equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation.

Depreciation is calculated using the straight-line method to write off the cost, after taking into account the estimated residual value (10% of the cost), of each asset over its expected useful life. The expected useful lives are as follows:

Machinery	10 years
Office equipment	5 years
Other equipment	5 years
Leasehold improvement	5 to 10 years

Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred.

(g)	Impairment of long-lived assets

Since January 1, 2002, the Company has adopted Statement of Financial Accounting Standards, (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with these standards, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment of long-lived assets was recognized for each of the years ended December 31, 2002, 2003 and 2004.

(h)	Financial instruments

Financial instruments of the Company primarily comprise of cash, notes receivables, accounts receivable, due from investors, due from related parties, other current assets, accounts payable, due to investors, due to related parties and other payables. As of December 31, 2003 and 2004, their carrying value approximated their fair values.

(i)	Pension scheme

The full-time employees of the Company are covered by various government-sponsored pension plans under which the employees are entitled to a monthly pension based on certain formulas.

The municipal and provincial governments undertake to assume the retirement benefit obligations of all existing and future retired employees payable under the plans described above. Contributions to these plans are expenses as incurred. Other than these monthly contributions, the Company has no further obligations for the payment of retirement and other post retirement benefits of its employees. The assets of these plans are held separately from those of the Company in independently administered funds managed by the PRC government.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)	Recognition of revenue and expenses

Revenue from the sale of goods is recognised when persuasive evidence of an arrangement exists, when delivery has occurred, when the seller’s price to the buyer is fixed or determinable and when collectibility is reasonably assured. Revenue comprises the invoiced value for the sale of goods and services net of value-added tax, rebates and discounts. Expenses are recognized when incurred.

(k)	Income taxes

Deferred income taxes are provided using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized.

(l)	Foreign currency translation

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

(m)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases net of any incentives received by the Company from the leasing company are charged to the statements of operations on a straight-line basis over the lease periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(n)	Recently adopted accounting pronouncements

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Non monetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on the Company’s financial position or results of operations.

3. CASH AND CASH EQUIVALENTS

	December 31, 2004	December 31, 2003
Cash on hand	54,191	44,906
Demand deposits	41,168,141	150,112
Other cash balances	74,172	76,761

	41,296,504	271,779

4. ACCOUNTS RECEIVABLE

	December 31, 2004	December 31, 2003
Accounts receivable	56,521,006	45,028,627
Less: General provisions	(415,000)	(415,000)

	56,106,006	44,613,627

There is no concentration of credit risk with respect to accounts receivables except for amount due from Suzhou Epson Co., Ltd which accounts for Rmb26,371,261 as at December 31, 2004 (December 31, 2003: Rmb26,258,937), and amount due from an investor as disclosed in Note 13(c).

5. INVENTORIES

	December 31, 2004	December 31, 2003
Raw materials	16,407,640	12,964,545
Finished goods	5,324,069	10,716,863

	21,731,709	23,681,408

6. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2004	December 31, 2003
Machinery	284,362,369	277,170,873
Office equipment	2,462,497	2,576,188
Other equipment	3,834,432	2,896,601
Leasehold improvements	4,863,087	4,863,087

	295,522,385	287,506,749
Less: accumulated depreciation	(112,655,071)	(85,861,122)

	182,867,314	201,645,627

7. SHORT-TERM BORROWINGS

	December 31, 2004	December 31, 2003
Bank loans
- Unsecured	-	20,691,751

As of 31 December 2003, 50% of the above loans were guaranteed by Nippon Sheet Glass Co., Ltd. by an irrevocable letter of guarantee and the remaining 50% of loans by a bank guarantee provided by Applied Films Corporation. The interest rate was 1.9% per annum. The loans were fully repaid during the year ended December 31, 2004.

8. STATUTORY RESERVES

Reserve fund can be used to offset accumulated losses or to increase capital. Enterprise expansion fund can be used to expand production or to increase capital.

In accordance with the “Law of the PRC on Enterprises Operated Exclusively with Foreign Capital” and the Company’s Articles of Association, an appropriation of the Reserve Fund from profit after tax (based on PRC statutory financial statements) having set off accumulated losses of previous years in advance have to be made prior to profit distribution to the equity owners. The appropriation for the Reserve Fund is no less than 10% of the profit after tax and it will cease to accrue when the accumulated appropriation exceeds 50% of the registered capital.

Appropriation to statutory reserves for the years ended December 31, 2002, 2003 and 2004 are as follows:

	2004	2003	2002
A resolution from the Board of Directors' dated 17
November 2003, appropriated 85% and 10% of net
profit Rmb18,710,021 and Rmb17,316,761, for the
year ended 31 December 2002 and 2001 respectively,	-	17,635,193	-
to the Reserve Fund

A resolution from the Board of Directors' dated 27
February 2004, appropriated 10% of net profit Rmb
38,411,672 for the year ended 31 December 2003 to	-	3,841,167	-
the Reserve Fund

A resolution from the board of Directors' dated 2
December 2004, appropriated 10% of net profit
Rmb73,423,704 for the year ended 31 December 2004	7,342,370	-	-
to the Reserve Fund

	7,342,370	21,476,360	-

In the year ended 31 December 2003, there was a reinvestment of reserve fund as capital increase amounting to Rmb 15,208,987. This reinvestment has been verified by Suzhou Chung Hwei CPAs with the capital verification report Suzhonghui Yanzi (2003) No. 323.

9. DIVIDENDS

In accordance with a resolution from the Board of Directors’ dated 20 August 2004, dividends to investors amounting to Rmb22,450,286 have been declared from earnings which were undistributed as of 31 December 2003. These dividends have been paid during the year ended December 31, 2004.

Subsequent to the 2004 financial year end,

(a)	in accordance with a resolution from the Board of Directors’ dated 28 February 2005, dividends to investors amounting to Rmb33,675,428 have been declared from earnings which were undistributed as of 31 December 2004; and

(b)	in accordance with a resolution from the Board of Directors’ dated 30 March 2005, dividends to investors amounting to Rmb48,949,136 have been declared from earnings which were undistributed as of 31 December 2004.

The financial statements for the year 2004 do not reflect the above dividends. Such dividends will be accounted for in equity as an appropriation of retained earnings in the financial year ended 31 December 2005.

10. PROVISION FOR TAXES ON INCOME

The Company is subject to the Law of Income Tax for Enterprises with Foreign Investment and Foreign Enterprises of the People’s Republic of China.

As the Company qualifies as a foreign investment production enterprise and is established in a high-technology development zone, the prevailing enterprise income tax rate is 15%. The Company is exempted from the local income tax. According to the relevant tax regulations, the Company is entitled to two years’ exemption from income taxes followed by three years of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward from previous five years. The first year which the Company had a cumulative profit was 1999.

In 2004, since the annual export production volume of the Company has accounted for more than 70% of the total production volume of 2004, thus meeting the requirement of the recognition as Export Enterprise in accordance with the “Application Rules for Enterprise Income Tax of Foreign invested Company and Foreign Company”, the Company has made provision for enterprise income tax at the rate of 10% on the taxable income. As at December 31, 2004, the Company’s application for the status of Export Enterprise for the year 2004 is still pending approval from the relevant authorities.

Deferred tax assets amounting to Rmb667,100 have been recognized in the financial statements for the year ended 31 December 2004. These assets are in respect of future tax consequences on provision for bad debts, provisions for warranties and inventories written down to market, which are expected to be realized within the operating cycle of the Company.

Provision for taxes on income is made up of the following components:

	2004	2003	2002
Current income tax provision	8,567,545	3,089,990	1,666,143
Deferred tax assets recognised	(667,100)	-	-

	7,900,445	3,089,990	1,666,143

10. PROVISION FOR TAXES ON INCOME (CONTINUED)

The reasons for the difference between the effective rate and the tax rate applicable to the Company are as follows:

	2004	2003	2002
Tax rate applicable to the Company	15.00%	7.50%	7.50%
Status of Export Enterprise	(5.00%)	0.00%	0.00%
Deferred tax assets not recognised	0.44%	(0.10%)	0.24%
Non-deductible expenses	0.06%	0.09%	0.03%
Deferred tax assets recognised	(0.82%)	0.00%	0.00%
Under provision of income tax in prior year	0.00%	0.02%	0.00%

Effective tax rate	9.68%	7.51%	7.77%

11. EMPLOYEE BENEFITS

The full-time employees of Suzhou NSG AFC Thin Films Electronics Co., Ltd. which was established in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits. Suzhou NSG AFC Thin Films Electronics Co., Ltd. is required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations and make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total provision accrued for such employee benefits amounted to Rmb2,109,719, Rmb2,774,640 and Rmb3,115,249 for the years ended December 31, 2002, 2003 and 2004, respectively. The Chinese government is responsible for the medical benefits and ultimate pension liability to these employees.

12. RISKS AND CONCENTRATIONS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, notes receivables, accounts receivables, due from investors, due from related parties and other current assets.

As of December 31, 2004 and 2003, all of the Company’s cash were held in financial institutions located in the PRC. The Company has significant concentration of credit risk as disclosed in Note 4. Credit risks, or the risk of counterparties defaulting, are controlled by application of credit approvals, limits and monitoring procedures. Credits risks are minimized and monitored by limiting the Company’s associations to business partners with high creditworthiness.

The Company’s revenues and expenses are generally denominated in Rmb, USD or Japanese Yen (“JPY”) and a significant portion of the Company’s assets and liabilities are denominated in Rmb, USD or JPY. Rmb is not freely convertible into foreign currencies. In the PRC, foreign exchange transactions are required by law to be transacted by authorized financial institutions only, at exchange rates set by the People’s Bank of China. Remittance in currencies other than Rmb by the Company is administrated by the PRC foreign exchange regulatory bodies and requires certain supporting documentation in order to effect the remittance. The Company does not practise and hedging activities on its exposures to USD or JPY. The total foreign exchange losses incurred by the Company amounted to Rmb2,304,737, Rmb2,560,376 and Rmb1,553,123 for the years ended December 31, 2002, 2003 and 2004, respectively.

12. RISKS AND CONCENTRATIONS (CONTINUED)

During the year 2004, 2003 and 2002, approximately 78%, 78% and 81%, respectively, of the Company’s revenues were exported to customers outside of PRC where the production is carried out.

Revenues from the two largest customers as a percentage of the Company’s revenues are as follows:

	2004	2003	2002
Nippon Sheet Glass Co., Ltd.	49%	39%	41%
Suzhou Epson Co., Ltd.	33%	43%	39%

The loss of, or a significant reduction in purchases by, one or more of these customers above would have a material adverse effect on the Company’s operating results.

Purchases from the largest supplier, Suzhou NSG Electronics Co., Ltd. represented approximately 47%, 50% and 57% of the Company’s total purchases for the year 2004, 2003 and 2002 respectively.

13. RELATED PARTY TRANSACTIONS

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

(a)     Names of related parties and nature of relationship

Name of entity	Relationship with the Company
Applied Films Corporation	An investor
Nippon Sheet Glass Co., Ltd.	An investor
Suzhou NSG Electronics Co., Ltd.	Controlled by an investor, Nippon Sheet Glass Co., Ltd.
NSG Purchase and Supply Co., Ltd.	Controlled by an investor, Nippon Sheet Glass Co., Ltd.
NSG Engineering Co., Ltd.	Controlled by an investor, Nippon Sheet Glass Co., Ltd.
Applied Films Asia Pacific Ltd.	Controlled by an investor, Applied Films Corporation
Applied Films China Co., Ltd.	Controlled by an investor, Applied Films Corporation

(b)	During the years, the Company had following significant transactions with related parties:

Sales of goods

	2004	2003	2002
Nippon Sheet Glass Co., Ltd.	244,319,562	165,131,814	120,478,897
Applied Films Asia Pacific Ltd.	-	22,387,977	18,571,726
Applied Films Corporation	-	-	9,584,319
Suzhou NSG Electronics Co., Ltd.	7,904,872	1,485,903	5,103,060

	252,224,434	189,005,694	153,738,002

13. RELATED PARTY TRANSACTIONS (CONTINUED)

Purchases of goods	2004	2003	2002

Suzhou NSG Electronics Co., Ltd.	192,206,117	171,615,912	132,110,041
NSG Purchase and Supply Co., Ltd.	21,502,192	21,608,535	10,727,321
Nippon Sheet Glass Co., Ltd.	18,609,934	22,011,614	4,580,438
Applied Films Asia Pacific Ltd.	4,880,386	5,323,352	4,682,559
Applied Films Corporation	-	314,793	1,626,592
Applied Films China Co., Ltd.	958,095	872,393	-

	238,156,724	221,746,599	153,726,951

Purchases of fixed assets
	2004	2003	2002

Applied Films Corporation	-	183,339	10,827,579
Nippon Sheet Glass Engineering Co., Ltd.	-	-	1,633,463

	-	183,339	12,461,042

Royalty fees
	2004	2003	2002

Nippon Sheet Glass Co., Ltd.	4,125,366	3,502,382	2,528,511
Applied Films Corporation	4,125,366	3,502,382	2,528,511

	8,250,732	7,004,764	5,057,022

Rental fees
	2004	2003	2002
Suzhou NSG Electronics Co., Ltd.
- Factory	2,959,399	2,900,501	2,818,462
- Equipment and facilities	380,015	378,876	371,507

	3,339,414	3,279,377	3,189,969

13. RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	As of 31 December 2004 and 2003, the Company had following balances with related parties:

	December 31, 2004	December 31, 2003
Due from an investor
Nippon Sheet Glass Co., Ltd. (trade)	37,396,191	34,957,814

Due from a related party
Suzhou NSG Electronics Co., Ltd.
- trade	3,094,663	578,027
- non trade	278,222	235,774

	3,372,885	813,801

Due to investors
Nippon Sheet Glass Co., Ltd.
- trade	1,022,086	2,437,717
- non trade	2,575,528	1,084,299
Applied Films Corporation (non trade)	796,761	1,084,299

	4,394,375	4,606,315

Due to related parties
Suzhou NSG Electronics Co., Ltd.
- trade	34,060,106	39,460,744
- non trade	1,120,050	1,059,201
NSG Purchase and Supply Co., Ltd. (non trade)	4,043,849	4,581,186
Applied Films Asia Pacific Ltd. (non trade)	1,037,682	907,855
Applied Films China Co., Ltd. (non trade)	-	837,461

	40,261,687	46,846,447

The trade balances due from/to related parties and investors arose in the normal course of business. These balances are unsecured, interest-free and are repayable within the normal credit terms granted to or by the Company.

The non-trade balances due from/to related parties and investors are mainly in respect of royalty fee and payments made on behalf of the Company. These balances are unsecured, interest-free and have no fixed repayment dates.

14. COMMITMENTS AND CONTINGENCIES

(a) Capital Commitment

Capital expenditure contracted for at the balance sheet date but not recognized in the financial statements are as follows:

	December 31, 2004	December 31, 2003
Property, plant and equipment - machinery	20,777,833	-

(b) Operating Lease Commitment

The Company has entered into an operating lease agreement with Suzhou NSG Electronics Co., Ltd. to lease a factory building. The operating lease commitments are as follows:

	December 31, 2004	December 31, 2003
Within 1 year	2,959,399	3,200,000

15. RECLASSIFICATION OF COMPARATIVE FIGURES

        Certain comparative figures have been reclassified to conform to the current year presentation.

SOZHOU NSG AFC THIN FILMS ELECTRONICS CO., LTD
NOTES TO THE FINANCIAL STATEMENTS
31 DECEMBER 2003 AND 2002

3.	Exhibits.

        Reference is made to the Exhibit Index which is found on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

(b)	Exhibits

The response to this portion of Item 15 is submitted in the Exhibit Index to this Annual Report.

(c)	Financial Statement Schedules

The response to this section of Item 15 is submitted in Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Form 10-K Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

        May 18, 2005

APPLIED FILMS CORPORATION By: /s/ Thomas T. Edman Thomas T. Edman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Form 10-K Annual Report has been signed by the following persons in the capacities indicated on May 18, 2005.

Signatures

/s/ Richard P. Beck*
Richard P. Beck

/s/ Thomas T. Edman
Thomas T. Edman

/s/ Lawrence D. Firestone
Lawrence D. Firestone

/s/ Allen Alley*
Allen Alley

/s/ John S. Chapin*
John S. Chapin

/s/ Gerald J. Laber*
Gerald J. Laber

/s/ Vincent Sollitto, Jr.*
Vincent Sollitto, Jr.

*By /s/ Lawrence D. Firestone
     Lawrence D. Firestone
     Attorney-in-Fact for each of the
above-named directors	Title

Director, Chairman of the Board

Director, Chief Executive Officer and President
(principal executive officer)

Chief Financial Officer, Treasurer, Senior Vice
President and Secretary
(principal accounting and financial officer)

Director

Director

Director

Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Applied Films Corporation, as amended, are incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

3.2	Amended and Restated Bylaws of Applied Films Corporation are incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

4.1	Specimen common stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

4.2	Specimen Series A Preferred Stock certificate is incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.1	1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).

10.2	1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10-2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-47967) to reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-38426) any by reference to Exhibit 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-56376) and the Fifth Amendment to the 1997 Stock Option Plan is incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.3	Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant's Registration Statement on Form S-8 (Reg. No. 333-56378) and the Fourth Amendment to the Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.4	Outside Director Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-95367), and by reference to Exhibits 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-75164).

10.5	Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan dated October 24, 2001 is incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.

10.6	Long Term Incentive Plan is incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-114809).

10.7	Severance Agreement between Applied Films Corporation and Thomas T. Edman dated July 26, 2002.

10.8	Severance Agreement between Applied Films Corporation and Lawrence D. Firestone dated July 26, 2002.

10.9	Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

10.10	Lease Agreement dated January 30, 1998, between 9586 East Frontage Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on form 10-Q for the fiscal quarter ended December 27, 1997.

10.11	Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility, incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.12	Agreement, dated November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

10.13	Equity Joint Venture Agreement between Applied Films Corporation and Nippon Sheet Glass Co., Ltd., dated February 17, 1999, is incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

10.14	Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.15	Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.16	Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibits 2.5 of Registrant’s Current Report on form 8-K dated December 31, 2000.

10.17	Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.18	Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.19	Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.20	Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.21	Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.22	Asset Purchase Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.23	License Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.24	Sublease dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.25	Services Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.26	Noncompetition Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.5 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.27	Supply Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.6 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

21.1*	Subsidiaries of Applied Films Corporation

23.1*	Consent of Ernst & Young LLP.

23.2	Consent of Pricewaterhouse Coopers Zhong Tian

24.1*	Power of Attorney (included on the signature page hereto).

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and President and of the Chief Financial Officer of Applied Films Corporation pursuant to Section 409 of the Sarbanes-Oxley Act of 2002.

*Previously filed

Exhibit 23.2

PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers Zhong Tian
CPAs Limited Company
11th Floor
PricewaterhouseCoopers Center
202 Hu Bin Road
Shanghai 200021
People’s Republic of China
Telephone +86 (21) 6123 8888
Facsimile +86 (21) 6123 8800

18 May 2005

CONSENT OF INDEPENDENT ACCOUNTANTS

To: Applied Films Corporation

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 No. 333-59984 and the registration Statements on Forms S-8 Nos. 333-114809, 333-75164, 333-56376, 333-56378, 333-38426, 333-95367, 333-51175, 333-47951, and 333-47967 of Applied Films Corporation of our report dated 17 May 2005 relating to the financial statements of Suzhou NSG AFC Thin Films Electronics Co., Ltd., which appears in the Annual Report on Form 10-K/A (Amendment No. 1) of Applied Films Corporation.

/s/ PricewaterhouseCoopers Zhong Tian CPAs Limited Company

PricewaterhouseCoopers Zhong Tian CPAs Limited Company
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

Date: May 18, 2005

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

Date: May 18, 2005

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

(1)

the Annual Report on Form 10-K/A for the fiscal year ended June 26, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Annual Report on Form 10-K/A for the fiscal year ended June 26, 2003 fairly presents, in all material respects, the financial condition and results of operations of Applied Films Corporation.

Dated: May 18, 2005

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