Form 10-K
period 2005-07-02
APPLIED FILMS CORP
filed 2005-09-16
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————————

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2005
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $20.77 as of December 24, 2004, was $ 304,771,004. As of September 9, 2005 there were outstanding 14,953,975 shares of the Company’s Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

ITEM 1:  Business

The following discussion contains trend information and other forward looking statements (including statements regarding future operating results, future capital expenditures, new product introductions, technological developments and industry trends) that involve a number of risks and uncertainties. Our actual results could differ materially from our historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the section entitled “Risk Factors.” All period references are to our fiscal periods ended July 2, 2005, June 26, 2004, and June 28, 2003, unless otherwise indicated.

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

ITEM 1(a): General Development of Business

Introduction

Applied Films Corporation (“Applied Films,” the “Company,” “we,” or “our”) is a leading provider of thin film deposition equipment to diverse markets such as the flat panel display (FPD), the architectural glass, solar cell, and the consumer products packaging and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as silicon, glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

Our Markets

Our thin film deposition equipment solutions enable our customers to offer the latest product innovations in the following diverse markets:

Flat Panel Displays.  FPDs, are used in a wide variety of consumer and industrial products, including laptop and flat panel desktop computer monitors, liquid crystal display (LCD), televisions, plasma display televisions, cellular telephones, personal digital assistants, calculators, pagers, scientific instruments, portable video games, gasoline pumps, automotive instruments, point-of-sale terminals and a number of other electronic devices. Virtually all FPDs require optically transparent, electrically conductive thin films coated on substrates such as glass. Growth in the FPD market is driven by consumers’ desire for increased access to information in wireless and portable communication devices with display capabilities. Consumers also desire to replace heavy, bulky cathode ray tube, or CRT, monitors and televisions with thinner, lighter FPDs. The increasing affordability of FPDs significantly expands the potential market.

Architectural Glass.  Thin film coated glass is used in buildings for commercial and residential exterior window glass and automotive window applications. Applying certain thin films on glass significantly reduces heat transfer through the glass, improving the efficiency of heating and cooling systems in buildings. Demand for architectural glass is driven by the need for energy conservation in commercial and residential construction and by overall growth related to construction.

Solar cell.  Thin film coatings are used in solar energy collection applications. The demand for alternative energy sources, such as solar cells, is driven by the need to replace limited fossil energy with unlimited renewable energy sources which will reduce the load on municipal power grids worldwide. These coatings form optically absorbing and electrically conducting layers, which allow sunlight to be converted to electrical power.

Consumer Products Packaging and Electronics.  Thin film deposition systems (“web coaters” or “roll coaters”) in the consumer products packaging and electronics, market are used to deposit thin films on multi-layer flexible packaging for consumer food products and cigarettes and to produce capacitors and other electronic components. Thin films are applied to a thin plastic or metal foil substrate to create a barrier, extending shelf life in consumer food products. Thin films also provide the conductive and electronic elements critical to the manufacture of certain electronic products, such as capacitors and touch panel screens. The packaging market for web coaters is driven by demand for products packaged in bags and for decorative packaging. Demand for capacitors drives our electronics market.

We have sold over 116 FPD thin film deposition systems, 53 architectural glass and solar cell deposition systems and 518 web thin film deposition systems. We have developed leading thin film process and equipment technologies to meet our customers’ needs for sophisticated, technologically advanced thin film deposition equipment. We have over 180 patents and patent applications related to thin film technologies, and we continue to invest in research and development. Our manufacturing operations in Germany and Taiwan, together with our international sales and support offices enable us to provide thin film deposition equipment solutions to customers throughout the world, including our core markets in Asia, Europe and North America.

Our Thin Film Technology Solutions

We solve critical manufacturing issues for our customers with our broad range of thin film deposition equipment, innovative thin film coating and process technologies, and after-market support. Our thin film deposition solutions are highly specialized for our customers to enhance the electrical, optical emissive and barrier qualities of the substrates used in their products. We believe that the reliable, high yield, high throughput, flexible and modular configurations of our thin film deposition equipment and our innovative coating and process technologies offer several advantages to our customers over the equipment and technologies of our competitors.

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

Expand our Presence in our Existing Markets.  We have developed new technologies for and introduced new products to existing markets that we serve. We have recently introduced our TRITON deposition system using Physical Vapor Deposition (PVD) to deposit thin films for the transistor or array side of the LCD, which significantly expands our total available market for display coaters. We have introduced the ATON system using PVD to deposit films in the silicon wafer based solar cell market. We have developed the SmartWeb system which is a flexible clean room compatible coater that deposits thin films on flexible substrates in applications such as printed circuit board, display and custom applications, thus expanding the total available market for web coaters. We believe our reputation as a high quality supplier of thin film deposition equipment allows us to partner with our customers to ensure that our new and next generation technologies address the market requirements and to provide an alternative to competitive product offerings for the markets we serve.

Target Emerging High Growth Market Opportunities.  After several years of research we have recently entered several high growth markets, including thin film based solar cell and organic light emitting diodes (OLED). We have installed development and pilot production thin film deposition equipment for each of these markets, and are working with strategic partners to develop our technologies in each of these areas.

Continue to Serve Diverse Markets.  We have applied our thin film technology to diverse markets ranging from flat panel displays for televisions and computer monitors to consumer packaging for potato chip bags. We will continue to explore and invest in the technologies that address the needs of diverse markets because we believe this reduces our exposure to the cyclical nature of any individual market. For example, when the FPD market experienced a downturn in fiscal years 2001 and 2002, we continued to sell thin film deposition equipment to our other markets.

Engage in Strategic Relationships.  Our strategic relationships have influenced our technological direction, optimized our research and development investments, and enhanced the sales, marketing and distribution of our products. We will continue to pursue strategic relationships with industry leaders in each new market or market segment that we enter.

Reduce Costs to Improve Margins.  In order to reduce our cost of goods sold and improve our gross and operating margins, we will continue to review all aspects of producing our thin film deposition equipment, including sourcing materials from low cost regions, operating costs, transportation costs, component costs and product design. We have also announced an expansion of our Tainan, Taiwan manufacturing facility to further reduce the cost, shorten the manufacturing time and reduce the shipping costs for our display coaters.

Pursue Selective Acquisitions.  We regularly seek and evaluate acquisition opportunities that would enhance or complement our existing operations or otherwise offer growth opportunities consistent with our strategy and core competencies. For example, our acquisition and integration of the Large Area Coatings division of Unaxis (LAC) business successfully completed our strategy of transforming our business from coating glass to manufacturing thin film deposition equipment, and acquisition of the in-line systems division of Helix Technology in Tainan (Helix) expanded our manufacturing capacity to include Asia.

ITEM 1(b): Financial Information about Industry Segments

Historically, we supplied thin film coated glass primarily to LCD manufacturers and thin film deposition equipment to several markets. However, following the sale of the Hong Kong glass operations in fiscal 2004, our only business segment is the manufacture and sale of deposition equipment. For further discussion see “ITEM 8: Financial Statements and Supplementary Data — Note 2: Sale of Hong Kong Coatings Division – Discontinued Operations”.

ITEM 1(c): Narrative Description of Business

Products

Our thin film coating systems are used in many different applications spanning four distinct markets. The following table illustrates our principal products:

End Markets and Products	Deposition Method	Examples of End Market Application	General Price Range (1)

Flat Panel Displays:
NEW ARISTO	PVD	Laptop/desktop monitors, LCD and plasma televisions	$5-9 million
TRITON	PVD	Laptop/desktop monitors, LCD and plasma televisions	$7-10 million
NEW ARISTO (OLED)	Evaporative	OLED displays	Price not determined
Architectural Glass:
TERRA-G or TG	PVD	Low-E, solar control window glass	$10-25 million
AXL	PVD	Low-E, solar control window glass	Price not determined
Solar Cell
ATON	PVD	Crystalline, silicon wafer solar panels	$2-4 million
NEW ARISTO (Solar)	PVD/PECVD	Thin film silicon solar panels	Price not determined
Consumer Products Packaging and Electronics:
TOPMET	Evaporative	Potato chip or coffee bags	$1-3 million
MULTIMET	Evaporative	Capacitors	$1-3 million
SMARTWEB	PVD / Evaporative	Flexible Display / Electronics Applications / Custom Applications	$1-3 million

1) The price for a particular system may be greater or less than the general price range, depending on the specific configuration and specifications.

Thin Film Deposition Equipment

Flat Panel Displays

Our flat panel display in-line deposition equipment applies conductive, optical and barrier coatings for high resolution LCDs, and plasma display panels (PDP), used in computer monitors and high definition televisions.

NEW ARISTO.  Our NEW ARISTO is an advanced thin film deposition system that accommodates the largest mother glass substrate sizes, and meets the requirements of the color filter side of the active matrix LCD, plasma display television and color super twisted nematic, or CSTN, FPD markets. The system features high throughput, vertical deposition, low cost of ownership and the capability for double-sided coatings.

TRITON.  Our TRITON is an advanced high throughput vertical deposition platform designed to accommodate generation 6 and larger substrate sizes. Specifically designed and built for the Thin Film Transistor (“TFT”) array process, TRITON incorporates advanced designs that target demands of current and future TFT-LCD markets.

NEW ARISTO (OLED).  Our NEW ARISTO (OLED) system is an advanced thin film deposition system for research and development and production applications in the OLED market. The NEW ARISTO (OLED) applies most of the thin films necessary for an OLED device including the metal layers and organic layers in vacuum. The NEW ARISTO (OLED) is targeted at providing OLED manufacturers with the ability to produce OLED devices. We believe this is the first vertical in-line deposition system developed for the OLED market.

Architectural Glass

Our architectural thin film deposition systems apply Low-Emissivity or Low-E coatings on large glass substrates used in building glass and automotive glass.

TERRA-G or TG.  Our Terra-G or TG thin film deposition system is our most advanced coating system designed for the large architectural glass market. The Terra-G or TG uses large planar magnetron or rotary cathodes and uniformly deposits multiple thin films across a large area at very high throughput rates. The Terra-G or TG can be up to 150 meters long and can deposit up to 20 different thin films on a single side of glass during the process.

AXL.  Our AXL thin film deposition system is our latest and most flexible coating system designed for large architectural glass applications. The AXL series uses large planar magnetron or rotary cathodes and uniformly deposits multiple thin films across a large area at very high throughput rates. The AXL can be up to 100 meters long and can deposit up to 20 different thin films on a single side of glass during the process.

Solar Cell.  Our solar cell thin film deposition systems apply silicon based absorber layers and conductive layers on glass substrates that convert sunlight into electrical current for energy collection in solar cells.

ATON.  Our ATON thin film deposition system is a horizontal sputtering system that uses PVD to apply silicon nitride and other thin film layers for polycrystalline wafer based solar cells.

Consumer Products Packaging and Electronics

Our consumer packaging and electronics coating systems deposit thin films on flexible substrates used in various markets such as food packaging, decorative packaging or electronic applications such as electromagnetic interference shielding, capacitors, and touch panel applications. Thin films are applied to a thin plastic to create a barrier to promote freshness and extend shelf life in consumer products and are used as conductive coatings in the manufacture of certain electronic products, such as capacitors and touch panel screens.

TOPMET.  Our TOPMET thin film deposition system provides a solution for coating metal layers on flexible substrates. The TOPMET uses thermal evaporation to deposit thin film layers of aluminum in a vacuum onto flexible substrates, usually plastic film, paper or textiles in roll format.

MULTIMET.  Our MULTIMET thin film deposition system uses evaporative deposition technology to deposit thin films and patterned thin films on very thin foil at high speed in a vacuum for the capacitor market.

SMARTWEB.  Our SmartWeb system is designed as a modular, clean room compatible sputter roll to roll coater for small width (400 to 800 mm) R&D and production applications. The specific advantages of the SmartWeb are high modularity and flexibility, low height, small footprint, linear arrangement of chambers, no moving parts above the coating drum and special designed load locks. The SmartWeb system offers a significant cost benefit of ownership for medium throughput applications.

Thin Film Coated Glass (China JV)

TN, STN and CSTN Coated Glass.  Our China JV is a leading producer of twisted nematic, or TN, super twisted nematic, or STN and color super twisted nematic, or CSTN coated glass that is used for low resolution black and white and color LCDs. The China JV customers incorporate these LCDs into consumer products that include cellular phones, personal digital assistants and electronic instruments. To produce TN, STN, and CSTN coated glass, our China JV uses our proprietary in-line coating systems and batch systems to deposit thin films on high quality glass or color filter panels.

Sales, Marketing and Customers

Our customer base is global. We have sales offices in the United States, Germany, Hong Kong, Belgium, Taiwan, Korea, Japan, China, and we will open an office in Indonesia in fiscal year 2006. We also utilize sales representative organizations worldwide to supplement the marketing activities of our sales force. The sales cycle for thin film deposition equipment is long, involving multiple visits to and by the customer. We usually sell our thin film deposition equipment on a progress payment basis. We generally sell our spare parts on open account. Our customer payment history has been excellent.

In fiscal 2005, our ten largest customers accounted for approximately 64% of our net revenues. Revenues from our two largest customers in fiscal 2005, represented 15% and 12%, respectively, of our net revenues. Revenues from our two biggest customers in fiscal 2004, represented 13% and 12% respectively, of our net revenues for that year. Revenues from our largest customer in fiscal 2003 represented 13% of our net revenues for that year. In fiscal years 2005 and 2004 one of our largest customers was the same company. Approximately 84% of our fiscal 2005 net revenues, 81% of our fiscal 2004 net revenues and 70% of our fiscal 2003 net revenues were derived from exports to customers outside of our manufacturing center in Europe, primarily to Asia.

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

Our Tainan, Taiwan, manufacturing facility contains approximately 41,000 square feet and includes general offices, research and development facilities, and equipment manufacturing facilities. This facility is leased from an independent third party. We manufacture thin film deposition equipment and can concurrently build multiple smaller size NEW ARISTO thin film deposition systems at this facility. In April 2005, we announced the construction of a 42,500 square foot building that will require an estimated investment of $10.0 million to complete. The new building will replace the existing 41,000 square foot facility and allow us to build larger size thin film deposition systems in Taiwan. We expect the facility to be operational in fiscal 2007.

Our China JV glass coating facilities are incorporated into the glass production facilities owned by Nippon Sheet Glass Co., Ltd. (NSG) and contain approximately 91,000 square feet located in Suzhou, China. Our China JV manufactures thin film coated glass at these facilities.

In addition to our Longmont, Alzenau, Tainan and China JV facilities, we have leased warehouse space from which we supply spare parts to customers on a just-in-time basis in Japan and Taiwan. We also lease sales offices in Belgium, Hong Kong, Korea, Japan, Taiwan, and China.

Competition

The key competitive factors in each of our markets include the system’s cost of ownership and performance, hardware technology, process technology, after-sales support, service, price and payment terms. We believe we are competitive with respect to each of these factors. In each of our markets, we compete primarily with one or two companies, which vary from small to large in terms of the amount of their net revenues and range of products.

Our primary competitors in each of our markets are as follows:

Flat Panel Display Deposition Equipment.  In the FPD market, we compete against Ulvac Technologies, Inc. of Japan (ULVAC) in the color filter market for LCDs, and ULVAC, AKT, a subsidiary of Applied Materials, Unaxis Management Inc. (UNAXIS), and Anelva Ltd. of Japan in the TFT array market for FPDs.

Architectural Glass Deposition Equipment.  In the architectural glass market, we primarily compete against Von Ardenne, AG, of Germany and VACT, Inc. of the United States.

Solar Cell Deposition Equipment.  In the solar cell market, we primarily compete against ULVAC, UNAXIS, Von Ardenne and Roth & Rau AG of Germany and Centrotherm Systemtechnik of Germany.

Consumer Products Packaging and Electronics Deposition Equipment.  Our most significant competitors in the packaging and electronics markets are Valmet General, a division of Metso Ltd. headquartered in the United Kingdom, Galileo Vacuum Systems, Inc. a member of the FATA Group S.p.A. in Italy and Leybold Optics, AG of Germany.

Our markets are highly competitive. Many of our competitors have substantially greater financial, technical, marketing and sales resources than we have.

Research and Development

We have approximately 232 engineers and scientists in our company of which 60 are involved in research and development and 22 hold PhD degrees as of July 2, 2005. We will continue to emphasize improvements in current equipment technology, the development of new process technologies for thin film deposition, and the modification of thin film material properties. Our success is based on superior engineering solutions, extensive experience with vacuum technologies, the depth of our commercial deposition experience and the high quality performance of our systems. Our customer oriented solutions include cost effective thin film deposition, simplified process control, and innovative deposition equipment designs. We continue to build on these traditions in the development of process control and deposition design, which lower the cost of ownership to the customer.

        Our research and development expertise encompasses a wide range of deposition technologies, including:

•	Thermal evaporation by direct heating for materials;

•	Electron beam evaporation for dielectrics;

•	Direct current, alternating current, RF current and superimposed combinations of these power sources for reactive and non-reactive magnetron sputtering;

•	Rotatable and Planar Magnetron cathodes;

•	Alternating current magnetron (TWINMAG(TM)) for fully reactive sputtering;

•	Hollow cathode source for highly reactive coatings;

•	Direct current, radio frequency and microwave sources for PECVD;

•	Cleaning with direct current glow discharge, radio frequency etch and ion assisted etch; and

•	Arc evaporation for high speed deposition of barrier layers.

Our research and development expenditures were $12.2 million in fiscal 2003, $16.8 million in fiscal 2004, and $21.7 million in fiscal 2005.

Intellectual Property

We use a combination of patent, copyright, trademark and trade secret protection as well as non-disclosure agreements and licensing arrangements to establish and protect our proprietary rights. Steps taken by us to protect our proprietary rights may not be adequate to prevent misappropriation of such rights or third parties from independently developing a functionally equivalent or superior technology. Worldwide, we have over 180 patents and patent applications.

We license certain intellectual property to Balzers Process Systems GmbH, an indirect subsidiary of Unaxis, under an irrevocable, royalty-free, perpetual and worldwide license agreement. We also license certain intellectual property from Balzers Process Systems GmbH. The license is irrevocable, royalty-free, perpetual and worldwide.

The Helix Acquisition

Effective June 2, 2004, we acquired the in-line systems division of Helix Technology, Inc. in Taiwan (Helix). This established an Asian manufacturing center for us which brings us closer to our Asian customer base. We also acquired certain intellectual property in that transaction. Prior to the completion of this acquisition, all of our manufacturing operations were in Germany.

In our initial valuation of Helix, we utilized recognized valuation techniques. We obtained projected financial results from Helix, adjusted those projections based on our knowledge of the market and then valued Helix on a discounted cash flow model using those projections, an appropriate weighted cost of capital as a discount factor and an appropriate terminal multiple of EBITDA.

It was our intention that after the closing of the Helix acquisition we would not continue to market Helix products because they are either not compatible with our current market focus or are products similar to those we already market. The primary purpose for the Helix acquisition was to add manufacturing capacity in Taiwan. The factory in Tainan is capable of producing Gen 4 and Gen 5 NEW ARISTO systems and if the market does not demand this size of equipment then the factory will not be utilized or will be substantially underutilized. Following the acquisition, the employees in Tainan were trained at our factory in Germany on our existing equipment platforms and have been instrumental on the machine installations during the year. In fiscal year 2006, we plan to manufacture a Gen 5 NEW ARISTO system in the existing factory. Although manufacturing that system will not increase our consolidated revenues, it will generate revenues in Taiwan and we expect that it will reduce our direct manufacturing cost. If the existing factory is not utilized, the annual financial burden is estimated to be approximately $866,000 per year in wages, facility costs and other administrative expenses, excluding the amortization of intangibles.

In April 2005, we announced our intention to build a building in Tainan that will be capable of producing Gen 6 and larger sized NEW ARISTO systems. The larger factory will replace the one we currently have and will be capable of production in fiscal 2007.

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

China Joint Venture

In fiscal 1999, we entered into a joint venture with NSG, a major Japanese glass manufacturer, to supply the low and high resolution LCD coated glass market from a production base in Suzhou, China. Our China JV was formed as a limited liability company under the laws of the People’s Republic of China. We are 50%-50% joint venture partners with NSG, and the term of our China JV is 50 years. Profits, dividends, risks and losses are also shared by the partners in proportion to their equity contributions. Each party has contributed $3.2 million equity in cash.

Employees

As of July 2, 2005, we employed a total of 625 people. Our United States and Asian workforce is non-union, and, like most companies in Germany our German workforce is represented by a workers’ council. We negotiate wages and benefits annually through our workers council on behalf of our German workforce.

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

Trademarks

AF-Mag, ARGUS³, ARISTO, A-Series, ATON, ATX-700, AXL, BTX, DuoMag, EcoVeRa, ESCOSYS, GMS Tester, HoloVap, MULTIMET, MULTIWEB, NEW ARISTO, OPTOPLEX, PatVap, SmartWeb, SOLARISTO, SpeedCoat, Terra-G, TOPBEAM, TopMet, ToraMag, TreatMag, TriMag, TRITON, Twin-AF-Mag, Twin-AR-Mag, TwinMag and VES 400 are trademarks or registered trademarks of ours.

ITEM 1(d): Information about Foreign Operations

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

ITEM 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 2005 to a vote of our shareholders.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Thomas T. Edman Lawrence D. Firestone Jang-Ho Bae Joachim Nell James P. Scholhamer Allen H. Alley Richard P. Beck John S. Chapin Gerald J. Laber Vincent Sollitto, Jr.	43 47 47 46 39 51 72 64 61 57	President and Chief Executive (2), Director
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer (2)
Vice President Asia Pacific (2)
Executive Vice President of Worldwide Sales and
Marketing (2)
Senior Vice President - Operations, R&D and
Design (2)
Director (1) (5) (6)
Director, Chairman of the Board (1) (3) (6)
Director
Director (6)
Director (1) (4) (6)

(1) Member of the Audit, Compensation and Nominating and Governance Committees
(2) Executive Officer
(3) Chairman of Audit Committee
(4) Chairman of Compensation Committee
(5) Chairman of Nominating and Governance Committee
(6) Member of the Audit Committee

Thomas T. Edman has been employed by our company since June 1996 and has served as our President and Chief Executive Officer since May 1998. From June 1996 until May 1998, Mr. Edman served as Chief Operating Officer and Executive Vice President. Mr. Edman has served as a director of our company since July 1998. From 1993 until joining our company, he served as General Manager of the High Performance Materials Division of Marubeni Specialty Chemicals, Inc., a subsidiary of a major Japanese trading corporation. Mr. Edman also serves as Vice-Chairman on the national board of directors of the American Electronics Association, a professional trade organization, and is chairman of its audit committee. He also serves on the governing board of the USDC (United States Display Consortium) and on the board of directors of TTM Technologies, Inc. (NASDAQ: TTMI) and is chairman of its compensation committee. Mr. Edman has a Bachelor of Arts degree in East Asian studies (Japan) from Yale University and a Master’s degree in business administration from The Wharton School at the University of Pennsylvania.

Lawrence D. Firestone has served as our Chief Financial Officer, Treasurer and Secretary since July 1999 and as our Senior Vice President as of July 2003. From 1996 until 1999, Mr. Firestone served as Vice President and Chief Operating Officer of Avalanche Industries, Inc., a contract manufacturer of custom cables and harnesses. From 1993 to 1996, Mr. Firestone served as Director of Finance and Operations for the Woolson Spice and Coffee Company, a gourmet coffee roasting and distribution company, and from 1988 to 1993, as Vice President and Chief Financial Officer for TechniStar Corporation, a manufacturer of robotic automation equipment. From 1981 to 1988, Mr. Firestone served in various capacities and finally as Vice President and Chief Financial Officer at Colorado Manufacturing Technology, a contract manufacturer that specialized in printed circuit board and cable assembly. Additionally, until July 2005, Mr. Firestone served on the board of directors of HyperSpace Communications, Inc. (AMEX: HCO), and he served as chairman of their audit and governance committees. Mr. Firestone has a Bachelor of Science degree in business administration with a concentration in accounting from Slippery Rock State College.

Jang-Ho Bae has served as our Vice President of Asia Pacific since January 1, 2004 and President of Applied Films Korea, Ltd. since July 2003. Mr. Bae joined Applied Films in July 2003 from IPS Ltd., a Korean manufacturer of vacuum deposition equipment for the semiconductor and flat panel display markets where he was the CEO & Executive Director. Mr. Bae was employed by IPS Ltd. from May 1996, through February 2003. Prior to his experience at IPS, he was the Executive Director of Varian Korea Ltd., a manufacturer of vacuum deposition equipment & ion implanters for the semiconductor industry, and before Varian Korea, Mr. Bae was employed by Samsung Electronics and other companies in various capacities first as an Equipment Engineer in 1975 and finally as the Sales & Service Director of JaeLim Engineering Ltd.

Joachim Nell has served as our Executive Vice President of Worldwide Sales and Marketing since January 1, 2004. Mr. Nell joined Applied Films from Jusung Engineering Company, a Korean manufacturer of vacuum deposition equipment for the semiconductor and flat panel display markets where he was the President of its subsidiary Jusung Europe GmbH and the Corporate Vice President, International Markets & Corporate Strategies. Mr. Nell was employed by Jusung Engineering Company from January 2000 through December 2003. Prior to his experience at Jusung, he was the Managing Director of STEAG Electronic Systems a capital equipment supplier to the Semiconductor industry, and before STEAG, Mr. Nell was employed by IBM in various capacities first as an engineer in 1985 and finally as the Marketing & Sales Director of the Electro-Ceramics division. Mr. Nell graduated from the University of Karlsruhe with a degree in electrical engineering (Dipl.-Ing.)

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

Allen H. Alley has been a director of our company since September 2002. Since 1997 Mr. Alley has served as President, CEO, and Chairman of the Board of Pixelworks (NASDAQ:PXLW). From 1992 to 1997, Mr. Alley served as the Vice President Corporate Development, Engineering and Product Marketing at InFocus (NASDAQ:INFS). From 1986 until 1992, Mr. Alley served as General Partner with Battery Ventures. From 1983 to 1986, Mr. Alley was the Director of Mechanical Computer Aided Engineering of Computervision Corporation. From 1976 to 1983, Mr. Alley served in various product design engineering positions with the Boeing Commercial Airplane Company and the Ford Motor Company. Mr. Alley is the Chairman of the Oregon Council of Knowledge and Economic Development, and in February 2002, he accepted an appointment by President George W. Bush to the U.S.-Japan Private Sector Government Commission. Mr. Alley holds a Bachelor of Science degree in mechanical engineering from Purdue University.

Richard P. Beck has served as our Chairman of the Board since October 2001 and as a director since May 1998. From March 1992 to May 2002, Mr. Beck served in various capacities for Advanced Energy Industries, Inc. (NASDAQ:AEIS), a manufacturer of power conversion and integrated technology solutions, including Senior Vice President from November 2001 to May 2002, Senior Vice President and Chief Financial Officer from February 1998 to November 2001, and Vice President and Chief Financial Officer from March 1992 to February 1998, and he continues to serve as a director of the company, is a member of its audit committee and chairman of its governance committee. From November 1987 to March 1992, Mr. Beck served as Executive Vice President and Chief Financial Officer of Cimage Corporation, a computer software company. Mr. Beck serves as a director of TTM Technologies, Inc. (NASDAQ:TTMI), he serves as chairman of its audit committee and on the governance committee. Mr. Beck has a Bachelor of Science degree in accounting and a Master’s degree in business administration in finance from Babson College.

John S. Chapin co-founded Applied Films Lab, Inc. in 1976 and served as Vice President of Research until his retirement in November 2000. He also served as Corporate Secretary from 1976 to November 2000. Mr. Chapin has served as a director of our company since its inception. Mr. Chapin is the inventor of the planar magnetron and co-inventor of a reactive sputtering process control. Mr. Chapin has a Bachelor of Science degree in geophysics from the Colorado School of Mines and a Master’s degree in electrical engineering from the University of Colorado.

Gerald J. Laber has been a director of our company since July 2004. Mr. Laber spent 33 years with Arthur Andersen, LLP, from June 1965 through August 2000, including over 20 years as an audit partner with extensive experience in auditing public companies and dealing with financial statement disclosure and accounting matters. Mr. Laber currently serves on several boards of directors, including: SpectraLink Corporation (NASDAQ:SLNK); Centennial Specialty Foods (NASDAQ: SmallCap Market: CHLE); QualMark Corporation (OTBB:QMRK); and Scott’s Liquid Gold, Inc. (OTC:SLGD), and he serves as the chairman of their audit committees. Mr. Laber is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Laber has a Bachelor of Science degree in Business Administration with a major in accounting from the University of South Dakota.

Vincent Sollitto, Jr. has been a director of our company since October 1999. Since June 2003, Mr. Sollitto has been the been the President and Chief Executive Officer and a member of the board of Brillian Corporation. From July 1996 to February 2003, Mr. Sollitto was President and Chief Executive Officer and a member of the Board of Directors of Photon Dynamics, Inc. From August 1993 to 1996, Mr. Sollitto was the General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Prior to 1991, Mr. Sollitto spent 21 years in various management positions at IBM, including Director of Technology and Process. Mr. Sollitto serves as a director on the board of Ultratech Inc. (NASDAQ:UTEK), and Brillian Corporation (NASDAQ:BRLC). Mr. Sollitto holds a Bachelor of Science degree in electrical engineering from Tufts College.

Executive Officers

The Board of Directors elects executive officers on an annual basis. Executive officers serve at the pleasure of the board.

ADDITIONAL ITEM: RISK FACTORS

You should carefully consider the following risk factors and other information contained or incorporated by reference in this report before deciding to invest in our common stock. Investing in our common stock involves a high degree of risk. The risks and uncertainties described below may not be the only ones we face. If any of the following risks actually occurs, our business could be harmed and the market price of our common stock could decline, and you may lose all or part of your investment. Please see “Forward Looking Statements” on page 36 of this report.

Risks Related to our Business

Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decrease in the price of our common stock.

We have experienced and may continue to experience significant annual and quarter-to-quarter fluctuations in our revenues and operating results as a result of a variety of factors including:

•	the cyclical nature of our capital equipment market;

•	fluctuation in customer demand, which is influenced by general economic conditions in the industries and geographic markets we serve;

•	possible saturation of equipment capacity in any of our markets, particularly the FPD market;

•	our product and revenue mix;

•	competition, including competitive pressures on prices of our products;

•	the length and variability of the sales cycle for our products;

•	manufacturing and operational issues;

•	the timing of customer orders;

•	issues related to new product development and introduction, including increased research, development and engineering costs and marketing expenses;

•	our use of the percentage of completion revenue accounting method;

•	the timing of the recognition of revenues from capital equipment orders and the accuracy of the estimation of our costs;

•	sales and marketing issues, including the concentration of our customer base

•	fluctuations in foreign currency exchange rates, and

•	difficulty in integrating acquisitions

        These factors are difficult or impossible to forecast.

Our business could be adversely affected by the cyclical nature of market conditions in the industries we serve.

Our business depends on the purchasing requirements of our customers in the FPD, architectural glass, solar cell, and the consumer products packaging and electronics markets, and cell phone handset market. Certain of these markets, in particular the FPD market, have been subject to dramatic cyclical variations in product supply and demand. The timing, length and severity of these cycles are difficult to predict. In some cases, these cycles have lasted more than a year. Manufacturers may contribute to these cycles by over- or under-investing in manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles.

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

The FPD market experiences downturns, and there can be no assurance as to future demand for active matrix LCDs, TFT, or plasma display panels or demand for additional equipment to manufacture such products. Unfavorable economic conditions that relate to the consumer electronics or other industries in which we operate, or that result in reductions in capital expenditures by our customers, could have a material adverse effect on our business, operating results, financial condition and prospects.

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

We derive a substantial portion of our net revenues from complex, customized products that are a major capital expenditure for our customers and typically require long lead times. Because of the significance of the product purchase decision, prior to placing an order, prospective customers generally commit resources to test and evaluate our products and often require a number of product presentations and demonstrations before reaching a sufficient level of confidence in the product’s performance and compatibility with the customer’s specific requirements. The sales cycle of our products is protracted, requiring us to invest significant marketing and engineering resources in attempting to make sales and delaying the generation of revenue. Following periods of economic downturn during which the sales process may have been suspended, the long sales cycle will lengthen the period following economic recovery before we will begin to receive revenues. Long sales cycles also subject us to other risks, including customers’ budgetary constraints, internal acceptance reviews and cancellations. The time required for our customers to incorporate our products into their systems can also be lengthy and require significant on-site engineering support. Because our customers’ final payment obligations are not triggered until ultimate product acceptance, any delay in acceptance could postpone our receipt of the final payment.

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

Export revenues to customers outside of our manufacturing center in Europe represented approximately 70% of our net revenues in fiscal 2003, 81% of our net revenues in fiscal 2004 and 84% of our net revenues in fiscal 2005. The principal international markets into which we and our China JV sell our products include China, Korea, Japan and Taiwan. Banking and currency problems in Asia have had and may continue to have an adverse impact on our revenues and operations. Our China JV will be subject to the economic and political uncertainties affecting that country. For example, the Chinese economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors. This growth may continue to be uneven and any slowdown may have a negative effect on the profitability of the China JV. We believe international sales will continue to represent a significant portion of our sales, and that we will continue to be subject to the normal risks of conducting business internationally. Such risks include:

•	foreign currency exchange risks, including risks of high pricing based upon manufacturing costs measured primarily in euro;

•	inflation or deflation in foreign economies;

•	the burdens of complying with a wide variety of foreign laws, including export license requirements;

•	unexpected changes in regulatory requirements and the imposition of government controls;

•	political and economic instabilities;

•	protective trade activities, such as tariffs and other barriers;

•	the risk of business interruption caused by labor unrest, war or illness;

•	difficulties in accounts receivable collections;

•	inability to protect intellectual property rights;

•	the quarantine or closure of any of our facilities, or those of our customers, due to an outbreak of Severe Acute Respiratory Syndrome (SARs), Avian flu (bird flu) or other contagious disease;

•	difficulties in staffing and managing foreign sales operations; and

•	potentially adverse tax consequences.

We conduct business in foreign currencies, and fluctuation in the values of those currencies could result in foreign exchange losses and impact our euro-based manufacturing costs, negatively affect our competitive position.

In fiscal 2005, approximately 91% of our net revenues were denominated in euros and approximately 5% were denominated in the Taiwan dollar. Any strengthening or weakening of the euro or Taiwan dollar in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness, as our products will become more expensive to customers outside Europe or Taiwan and less competitive with products produced by competitors outside Europe or Taiwan. Our China JV transacts much of its business in Chinese Renminbi. Any fluctuation of the Chinese Renminbi could adversely affect the profitability of the JV and therefore our equity earnings. Foreign sales also expose us to collection risks in the event it becomes more expensive for our foreign customers to convert their local currencies into euros. Fluctuations in exchange rates could adversely affect our competitive position or result in foreign exchange losses, either of which could materially adversely affect our business, operating results, financial conditions and prospects. Our consolidated financial statements are expressed in U.S. dollars.

We derive a significant portion of our revenue from large sales to a small number of large customers, and if we are not able to retain these customers, or if they reschedule, reduce or cancel orders, our revenues would be reduced and our financial results would suffer.

Our ten largest customers accounted for approximately 64% of our net revenues in fiscal 2005. Revenues from our two largest customers in fiscal 2005, represented approximately 15% and 12%, respectively, of our net revenues. Revenues from our two biggest customers in fiscal 2004, represented 13% and 12% respectively, of our net revenues for that year. Revenues from our largest customer in fiscal 2003 represented 13% of our net revenues for that year. In fiscal years 2005 and 2004 one of our largest customers was the same company. Revenues from our largest customers have varied significantly from year to year and we expect that this condition will continue in the future. We may not be able to retain our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. If a large order were delayed or cancelled, our revenues would significantly decline, and the loss of, or a significant reduction of purchases by, one or more of our significant customers would materially adversely affect our business, operating results, financial condition and prospects. In addition, any difficulty in collecting amounts due from one or more key customers could harm our financial results. There are a limited number of potential customers in each of our markets, and we expect that sales to a relatively small number of customers will continue to account for a high percentage of our revenues in those markets in the foreseeable future.

The failure of our strategic partners to devote adequate resources to developing new and improved technologies or marketing and distributing our products could limit our ability to grow or sustain our revenues and earnings.

The success of our strategy to develop emerging high growth market opportunities depends on the level of product development support we receive from strategic partners. For example, we have been working with a strategic partner in the OLED market who has purchased one of our systems and is working with us as we develop the thin film and process technologies to shorten our development time for a high volume production solution for color OLEDs. If our partner were to halt or otherwise modify their development plans this could have a materially adverse effect on our product development time table.

If we are unable to continue to introduce new products, our results will be adversely affected.

We believe our future growth depends significantly upon our ability to successfully introduce new products, such as our TRITON, ATON, SmartWeb, AXL, NEW ARISTO (Solar), and our NEW ARISTO (OLED)deposition systems. We are subject to the risks inherent in the development of new products, including risks associated with attracting and servicing a customer base, manufacturing products in a cost-effective and profitable manner, and training qualified engineering, manufacturing, service and marketing personnel. Some of our competitors have experience manufacturing and selling products that compete with products we introduce, and have existing customers for these products. Product development is based on our expectations regarding future growth of target markets, but it is difficult to anticipate the direction of future growth and to design equipment to meet the needs of a changing market. Changes in technology could render our products less attractive. If the market for our new products fails to grow, or grows more slowly than anticipated, we may be unable to realize the expected return on our investment in product development, and our business, operating results, financial condition and prospects could be materially adversely affected.

We manufacture all of our thin film deposition equipment at one facility, and our China JV operates at one facility. Any prolonged disruption in the operations of those facilities or a demand for products that exceeds the manufacturing capacity at such facilities, could have a material adverse effect on our revenues or equity earnings.

We currently produce all of our thin film deposition equipment in our manufacturing facility located in Alzenau, Germany and plan to produce in Tainan, Taiwan. Any prolonged disruption in the operations of our manufacturing facilities, whether due to technical or labor difficulties, destruction or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems on time, our revenues could also be adversely affected. Our China JV produces all of its coated glass in its facilities leased in Suzhou, China. A disruption at our China JV facility could adversely affect our equity earnings.

If we deliver systems with defects or that fail to meet specifications, our credibility will be harmed and the market acceptance and sales of our systems will decrease.

Our systems are complex, are often customized and sometimes have contained defects or fail to meet contractual specifications. Most of our systems are uniquely designed for a particular customer, and occasionally incorporate new features which have not previously been tested. If we deliver systems with defects or fail to meet specifications, our credibility and the market acceptance and sales of our systems could be harmed. We may develop new technologies or systems that consume significant resources and ultimately do not function as expected in the markets that we serve. In addition, if our systems contain defects or which fail to meet specifications, we may incur contractual penalties and be required to expend significant capital and other resources to alleviate such problems. Such problems could also damage our relationships with specific customers, impair market acceptance of our products and adversely affect our gross profit margins and operating results.

Risks associated with our China JV, which could adversely affect our earnings.

The earnings of our 50% China JV are reported as equity earnings on our income statement; we do not include the revenues or expenses of the China JV on our income statement. The results of our China JV depend on the continuing cooperation of Nippon Sheet Glass Co., Ltd., or NSG, the other 50% owners. The success of our China JV is subject to a number of risks, over many of which we have limited control. We rely on NSG to house our China JV within its glass fabrication facility and to supply glass to our China JV. We also rely on NSG’s management personnel to manage the day-to-day operations of our China JV, and the managing director of our China JV is employed by NSG as well as by our China JV. We do not have employment agreements with any management personnel at our China JV. Our China JV’s future success will depend in part on our ability to continue to effectively participate in our China JV and manage our relationship with NSG. The operating results of the China JV and therefore our equity earnings, could be materially adversely affected if NSG ceases to supply glass to our China JV, focuses its management and operational efforts on other activities or terminates the joint venture.

The operations of the China JV in China are subject to significant political, economic, legal and other uncertainties in China. China currently does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation of laws may be inconsistent. We could also be adversely affected by a number of factors, including inadequate development or maintenance of infrastructure or a deterioration of the general political, economic or social environment in China.

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

In fiscal 2005, 84% of our revenue was derived from sales to customers in countries outside of our manufacturing center in Europe, including certain countries in Asia such as Taiwan, Korea, China and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of Europe and the United States, and many companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for protecting intellectual property internationally. In many instances, the publication of a patent prior to the filing of a patent application in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential for at least 18 months after first filing, in Taiwan, the contents of a patent are published upon filing, which provides competitors an advance view of the contents of a patent application prior to the establishment of the patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to develop competing technology and sell competing products.

We have significant goodwill and intangible assets. Consequently, potential impairment of goodwill and intangibles may significantly impact our profitability.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP. U.S. GAAP requires us to annually evaluate whether certain assets have been impaired. Annually, and more frequently if a triggering event occurs, the Company is required to test the carrying value of goodwill for impairment using a fair-value-based approach. In addition, U.S. GAAP also requires us to evaluate the carrying value of all long-lived intangible assets other than goodwill whenever events or circumstances indicate that the carrying value of assets may exceed their recoverable amounts. An impairment loss on long-lived intangible assets other than goodwill is recognized when the undiscounted estimated future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. One or more impairment losses could adversely affect our financial condition and results of operations.

As of July 2, 2005, we have $78.6 million in goodwill and intangible assets on our balance sheet of which $63.4 million is goodwill, not amortized related to the LAC and Helix acquisitions. We conduct an impairment test each year. As a result of the significance of this goodwill amount, our results of operations and financial position in future periods could be negatively impacted should one or more impairments of goodwill occur.

We record our portion of the earnings from our China JV in the “Investment in joint venture” line item of the balance sheet. This item is a long-lived asset, and we conduct an evaluation as conditions demand to evaluate for impairment. This asset could become impaired and our financial statements would be adjusted. This could negatively impact our financial results.

Potential changes in accounting standards or new pronouncements might cause us to revise our financial disclosure in the future, which might change the way analysts measure our business or financial performance.

Certain changes in accounting or financial reporting standards issued by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard-setting bodies may have an adverse affect on our financial condition, results of operations and/or cost of doing business.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

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

We have cash available for acquisitions, and have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary or aligned products, services and/or technologies. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to complete acquisitions as anticipated or at all; (3) inability to realize synergies expected to result from an acquisition; (4) failure to commercialize purchased technologies; (5) ineffectiveness of an acquired company’s internal controls; (6) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (7) unknown and/or undisclosed commitments or liabilities; (8) failure to integrate and retain key employees; and (9) ineffective integration of operations. Mergers and acquisitions are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

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

All of our outstanding shares of common stock are freely tradable without restriction or further registration. Sales of substantial amounts of common stock by our stockholders, including shares issued upon the exercise of outstanding options and warrants, or even the potential for such sales, may have a depressive effect on the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

	2004		2005
	High	Low	High	Low

First Quarter	$34.70	$23.75	$30.84	$16.50
Second Quarter	35.00	25.46	24.27	17.28
Third Quarter	38.95	26.93	24.86	18.59
Fourth Quarter	31.41	22.87	27.95	21.09

On September 6, 2005, the last reported sale price of our common stock on the NASDAQ National Market was $22.67 per share, and there were approximately 37 stockholders of record of the common stock. We estimate that there are approximately 6,492 beneficial owners of the common stock.

To date, Applied Films has not declared or paid cash dividends to its common stockholders. Applied Films has no plans to declare and pay cash dividends.

Information required by this item regarding equity compensation plans is addressed in Item 12 of Part III of this report.

ITEM 6:  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statement of income data for the years ended June 28, 2003, June 26, 2004, and July 2, 2005, and the consolidated balance sheet data as of June 26, 2004 and July 2, 2005, have been derived from audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of income data for the years ended June 30, 2001 and June 29, 2002 and the consolidated balance sheet data as of June 30, 2001, June 29, 2002, and June 28, 2003, have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

The amounts below have been adjusted to show in discontinued operations, the results of our Longmont coatings division, which was sold on September 24, 2002, and the Hong Kong Coated Glass division which was sold on September 26, 2003.

	Fiscal Year Ended

	June 30, 2001	June 29, 2002	June 28, 2003	June 26, 2004	July 2, 2005

	(in thousands, except per share data)
Consolidated Statement of Income Data:
Net revenues	$84,891	$129,897	$148,136	$228,437	$182,150
Cost of goods sold	63,913	97,658	112,321	167,874	127,854

Gross profit	20,978	32,239	35,815	60,563	54,296
Operating expenses:
Research and development	6,303	9,220	12,178	16,830	21,708
Selling, general and administrative	15,539	23,483	24,040	27,828	31,103
In-process research and development (1)	11,500	-	-	2,226	(200)
Amortization of intangible assets	5,036	3,356	3,779	4,335	5,513

Income (loss) from operations	(17,400)	(3,820)	(4,182)	9,344	(3,828)
Other income (expense), net
Other income, net	1,839	2,950	3,625	4,030	4,643
Equity earnings of joint venture	4,421	465	2,231	3,564	5,616

Income (loss) from continuing operations
before income taxes	(11,140)	(405)	1,674	16,938	6,431
Income tax benefit (expense)	6,126	(68)	(307)	(4,942)	(9,482)

Income (loss) from continuing operations	(5,014)	(473)	1,367	11,996	(3,051)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	681	(549)	258	(418)	-
Gain on disposal of discontinued operations, net of tax	-	-	429	783	-

Discontinued operations, net of tax	681	(549)	687	365	-
Net income (loss)	(4,333)	(1,022)	2,054	12,361	(3,051)
Preferred stock dividends	(367)	(315)	-	-	-

Net income (loss) applicable to common stockholders	$(4,700)	$(1,337)	$2,054	$12,361	$(3,051)

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.84)	$(0.08)	$0.12	$0.87	$(0.21)
Income (loss) from discontinued operations	0.11	(0.06)	0.06	0.03	-

Basic earnings (loss) per share	$(0.73)	$(0.14)	$0.18	$0.90	$(0.21)

Diluted:
Income (loss) from continuing operations	$(0.84)	$(0.08)	$0.12	$0.85	$(0.21)
Income (loss) from discontinued operations	0.11	(0.06)	0.06	0.03	-

Diluted earnings (loss) per share	$(0.73)	$(0.14)	$0.18	$0.88	$(0.21)

Weighted average common shares outstanding:
Basic	6,414	9,628	11,096	13,765	14,886
Diluted	6,414	9,628	11,250	14,060	14,886

1)	The In-process research and development (IP R&D) is related to our acquisitions comprised of the LAC acquisition in fiscal year 2001 and the Helix acquisition in fiscal year 2004 and fiscal year 2005.

	June 30, 2001	June 29, 2002	June 28, 2003	June 26, 2004	July 2, 2005

	(in thousands)
Consolidated Balance Sheet Data:

Cash, cash equivalents and marketable securities(2)	$25,905	$74,679	$74,437	$150,583	$159,781
Restricted cash(1)	331	7,971	19,064	2,095	61
Working capital(2)	17,025	81,128	88,684	189,303	200,296
Total assets(2)	167,042	215,655	254,742	378,598	371,765
Long-term debt, net of current portion	6,483	-	-	-	-
Total stockholders' equity	$89,192	$154,570	$177,198	$298,527	$299,468

(1)	At July 2, 2005, restricted cash represents cash that was for custom duties on imports received into Germany. Prior to fiscal year 2005, restricted cash represents cash that was pledged to provide bank guaranties on behalf of certain customers, for their cash deposit on contracts, to guarantee up to $5.0 million of the debt of the China JV, and for custom duties on imports received into Germany.

(2)	Cash, cash equivalents, marketable securities, working capital and total assets increased in November of fiscal year 2002 and October of fiscal year 2004 due to follow-on common stock offerings, net of offering costs, of $67.0 million and $93.3 million, respectively.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of thin film deposition equipment to diverse markets such as the flat panel display (FPD), the architectural glass, solar cell, consumer products packaging and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as silicon, glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

In December 2000, we completed the acquisition of the Large Area Coating (LAC) business of Unaxis which improved our position in the FPD market and enabled our entry into additional markets.

In June 2004, we completed the acquisition of the In-Line Systems division of Helix Technology, Inc. in Taiwan. The acquisition provided us with an Asian manufacturing base, where we expect to manufacture some of our display systems. We believe manufacturing in Taiwan will allow us reduce the delivery time and manufacturing costs for systems sold to our customers in Asia.

We also own 50% of a joint venture in China that manufactures and sells coated glass for the LCD industry. Because of the 50%-50% ownership structure, we do not consolidate the China JV’s results and our portion of the China JV’s net income is reported as “Equity earnings of joint venture” in our consolidated statements of operations.

Revenues for our thin film deposition equipment are primarily recognized using the percentage-of-completion method of accounting, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Revenues on other equipment sales are recognized under the completed contract method of accounting. We operate with a certain amount of unrecognized revenue, referred to as backlog, which includes the portion of unearned revenue on contracts utilizing the percentage of completion method of revenue recognition plus the total value of contracts that utilize the completed contract method of revenue recognition on our contracts in progress. This is an operational measure not a measure of receipts or accounts receivable. Customers usually make progress payments during the term of the contract. We usually receive approximately 80% to 85% of the purchase price in cash or letter of credit prior to shipment. Our average manufacturing lead-time is between nine and twelve months.

Backlog was $100.6 million at the end of fiscal 2003, $73.6 million at the end of fiscal 2004 and $55.8 million at the end of fiscal 2005.

Sales of our systems and backlog are denominated in euros, and the value is subject to fluctuation against the dollar. Revenues generated from customers outside of Europe were 81% for fiscal 2004 compared to 84% in fiscal 2005. Since the Helix acquisition closed in June 2004, no system revenues were generated from our facility in Taiwan. When we engage in a system related sales contract other than one denominated in euros, we usually enter into currency hedging transactions to mitigate our foreign exchange exposure for the duration of the contract. The effects of foreign exchange rate changes on non-euro denominated contracts have not been significant to date.

For the fiscal years ended June 26, 2004 and July 2, 2005, our net revenues in euros reported in equivalent U.S. dollars was $216.7 million and $164.9 million, respectively, or 95% and 91% respectively of total net revenues. As of July 2, 2005, the U.S. dollar equivalent of accounts receivable denominated in euros was approximately $10.5 million, or approximately 71%, of total accounts receivable. As of July 2, 2005, the U.S. dollar equivalent of accounts payable denominated in euros was approximately $12.3 million, or approximately 95%, of total accounts payable.

Results of Operations

The following table sets forth information derived from the respective consolidated statements of operations expressed as a percentage of net revenues for the periods indicated.

The amounts below have been adjusted to show in discontinued operations, the results of our coated glass divisions in Longmont and Hong Kong that were sold.

	Fiscal year ended

	June 28, 2003	June 26, 2004	July 2, 2005

Consolidated Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	75.8	73.5	70.2

Gross profit	24.2	26.5	29.8
Operating expenses:
Research and development	8.2	7.3	11.9
Selling, general and administrative	16.2	12.2	17.1
In-process research and development	-	1.9	(0.1)
Amortization of intangible assets	2.6	1.0	3.0

Operating income (loss)	(2.8)	4.1	(2.1)
Other income, net	2.4	1.8	2.6
Equity earnings of joint venture	1.5	1.5	3.1

Income from continuing operations before income taxes	1.1	7.4	3.6
Income tax expense	(0.2)	(2.1)	(5.2)

Income from continuing operations	0.9	5.3	(1.6)
Discontinued operations, net of tax	0.5	0.1	-

Net income	1.4%	5.4%	(1.6)%

Year Ended June 26, 2004 Compared to Year Ended July 2, 2005

The following table presents certain key highlights and the percentage change from the results of operations for the fiscal years ended June 26, 2004 and July 2, 2005 (in millions).

	Fiscal Year Ended

	June, 26, 2004	July 2, 2005	Percent Change

Net revenues	$228.4	$182.2	(20.2)%
Gross profit	60.6	54.3	(10.4)
Research and development	16.8	21.7	29.2
Selling, general and administrative	27.8	31.1	11.9
In-process research and development	2.2	(0.2)	(109.1)
Amortization of intangible assets	4.3	5.5	27.9
Other income, net	4.0	4.6	15.0
Equity earnings of joint venture	3.6	5.6	55.6
Income tax expense	(4.9)	(9.5)	93.9
Backlog	$73.6	$55.8	(24.2)%

For fiscal 2005, in comparison to the same period in the prior year, the euro appreciated by approximately 2% against the U.S. dollar which has increased our revenue and costs, principally cost of goods sold, research and development, selling, general and administrative and amortization of intangible assets.

Orders and Backlog.  Overall, orders declined 18.4% from $201.6 million in fiscal 2004 to $164.5 million in fiscal 2005, which led to a decline in backlog from $73.6 million at June 26, 2004 to $55.8 million at July 2, 2005. A 22.3% increase in orders for our web coaters and a 26.4% increase in orders for customer service were offset by a 27.4% decline in orders for FPD equipment and a 49.4% decline in orders for architectural glass equipment. The growth in orders from the web coater market came from increased order activity in Asia and the growth in customer service primarily came from our increasing installed base of systems exiting their warranty period. The decline in order activity for our display coaters was primarily the result of the lack of capital spending in Taiwan as display manufacturers absorbed their installed capacity and positioned themselves to raise capital to fund further expansions in the future. The decline in order activity for our architectural glass coaters was the result of the stalled expansion plans in China from the Chinese government imposed banking and credit regulations which has impacted capital expansion in China while the banks re-balance their loan portfolios. In addition, the investment climate in the U.S. and Europe for architectural glass coaters remained weak where coated glass capacity presently exceeds demand.

During fiscal 2005 we received orders for new product offerings. We received an order for our new TRITON system from a Korean FPD customer and we received an order for our new ATON system from a European solar cell manufacturer.

Net Revenues. The 20.2% decrease in net revenues was driven by the weakness in orders particularly for our architectural glass coaters as revenues for those systems declined by 72.3% from the prior year. Revenues for our FPD systems, web coaters and customer service increased by 10.4%, 14.4% and 17.3%, respectively, due to orders placed in the later part of fiscal year 2004.

Gross Profit. The 10.4% decrease in gross profits in fiscal 2005 compared to fiscal 2004 was due to the reductions in revenues. Gross profit margins increased from 26.5% in fiscal 2004 to 29.8% in fiscal 2005 driven by our product mix and by the implementation of our cost reduction strategies and a $3.6 million reduction in cost of goods sold from changes in our estimates for warranty accruals, loss contract reserves and accrual for cost of sales not posted.

Research and Development. Research and development expenses grew 29.2% in fiscal 2005 to $21.7 million compared to $16.8 million for fiscal 2004. Our research and development efforts were concentrated during the fiscal year on FPD related products targeted towards larger glass sizes, including Generation 7 and 8 glass sizes and the development of our recently introduced TRITON system, for which we received our first order in the third fiscal quarter. Additionally, we concentrated on further development of our OLED technology as well as solar cell technology which led to the introduction and initial sale of our ATON system during the fiscal year. Research and development expenses consist primarily of salaries, outside contractors, lab, and other expenses related to our ongoing product and technology initiatives. Due to the decrease in revenues and the increase in spending, research and development expenses as a percentage of net revenues increased to 11.9% in fiscal 2005 from 7.3% in fiscal 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased 11.9% in fiscal 2005, as we experienced cost increases related to professional fees associated with compliance with the Sarbanes-Oxley Act, directors and officers liability insurance, and compensation costs, as well as, additional costs absorbed while our Tainan employees in Taiwan were in training. As a result of the decreased revenues, and increase in spending, selling, general and administrative expenses as a percentage of net revenues increased from 12.2% in fiscal 2004 to 17.1% in fiscal 2005.

In-Process Research and Development.  During fiscal 2005 as a result of the final purchase price allocation related to the Helix acquisition, we adjusted the final value of the IPR&D from the $2.2 million reported in fiscal 2004 to $2.0 million. The principal projects at the time of the acquisition were based on the following technologies: transparent conductive coating on glass substrate for touch panel displays, a display machine for application in glass using 1100 x 1200 mm substrates, an anti-reflective coating system for display, and a high precision plate with low thermal expansion and high compression resistance all of which were discontinued after our acquisition.

The following table discloses the complete IPR&D percentage, the estimated value and the estimated completion date of each project at the June 2, 2004 acquisition date (dollars in thousands) which was revised from $2.2 million in fiscal year 2004 to $2.0 million in fiscal year 2005 upon completion of our procedures related to the acquisition:

Projects	% Complete at Acquisition	Estimated Value	Estimated Completion date at time of Acquisition

Touch Panel Coating	0.0%	$180.0	March 2005
Project ZH1300	5.0	240.0	January 2005
4G AR Coater	6.0	1,400.0	January 2006
Ceramic Heaters	0.0%	180.0	January 2005

Total		$2,000.0

The estimates used in valuing IPR&D were based upon management’s assumptions, which we believe to be reasonable. These estimates are inherently uncertain and unpredictable. Risks and uncertainties associated with completing development within a reasonable period of time include the completion of all planning, designing and testing activities that are necessary to create a product that provides the functions, features and technical performance requirements suited for the market and requested by our customers. Actual results may vary from potential results. We will not market the Helix products, as they are either not compatible with our current market focus or are products similar to those we currently market.

Amortization of Intangible Assets. In the fiscal year ended July 2, 2005, amortization of intangible assets related to our acquisitions was $5.5 million compared to $4.3 million in the prior fiscal year. This increase was related to the amortization of the intangibles associated with the Helix acquisition. In addition, in June of 2005, we acquired a $2.0 million patent license agreement in the U.S. which will increase amortization expense on a go forward basis. The intangible assets that are carried on the balance sheets of our German and Taiwan subsidiaries and the ongoing amortization will fluctuate based on the strength of the euro and the Taiwan dollar compared to the U.S. dollar.

Other Income, Net. Other income, net increased by approximately $600,000 to $4.6 million in fiscal 2005 from $4.0 million in fiscal 2004. Included in other income, net is investment income, which increased to a net $3.5 million on our invested cash in fiscal 2005 compared to $2.1 million in fiscal 2004. The $2.1 million in fiscal 2004 included a negative mark-to-market adjustment of $434,000 through April 20, 2004. Our average annual investment yield was 2.1% for fiscal 2005 compared to 1.7% for fiscal 2004.

This increase was offset by a decrease in other net income of $736,000 to $1.2 million in fiscal 2005 from $2.0 million in fiscal 2004. This reduction was primarily from a $1.2 million decrease related to realized foreign currency transaction gains compared to the prior year, offset by a decrease in loss on disposal of non operating assets of approximately $600,000, and an increase in miscellaneous other items included in other income net of approximately $136,000. During fiscal 2004 our China JV renegotiated the terms of its credit facility and no longer required a cash secured guaranty from the parent companies. As a result, once the guaranty was released, we repatriated the cash that was held in euros and recorded a foreign currency gain of $673,000. Net other income includes items such as realized foreign currency transaction adjustments and an approximate 1.0% royalty on our China JV sales.

Equity earnings of Joint Venture. The 56.6% increase in equity earnings was primarily due to higher profitability related to the increase in the demand for color STN glass supplied by the China JV to the market for cellular telephones with color displays.

Income Tax Expense. The income tax expense reflects the tax effect of the earnings of each operating subsidiary and their respective tax rates. Our effective tax rate on income from continuing operations for fiscal 2005 was 147.4% compared to 29.2% for fiscal 2004. Income tax expense for fiscal 2005 increased as we incurred tax expense on several items not included in the statement of income during the fiscal year, such as $4.3 million in dividends from our China JV, $5.8 million in dividends from our AFCO C.V., a wholly owned subsidiary and $2.0 million in withholding taxes paid by our German entity. We also recorded a valuation allowance against deferred tax assets in Germany and in Taiwan, as we believe it is more likely than not that the deferred tax assets will not be realized.

There are several items which lower our effective tax rates in some of the countries in which we operate, such as the tax effect of amortizing goodwill and intangible assets in Germany. We will apply for a tax holiday status in Taiwan related to our subsidiary corporation that was formed to complete the Helix acquisition. However, to the extent that we record valuation allowances against the deferred tax assets, this may limit our ability to report the benefits of these tax strategies.

Following our fiscal year end, we have evaluated the changes in facts and circumstances regarding the China Joint Venture (“China JV”), known as STEC. Since the China JV’s inception in 1999, we have viewed our share of the undistributed earnings of the China JV as permanently re-invested. After considering the current business environment at China JV, including the dividends paid during the 2005 fiscal year, we no longer expect our portion of the China JV’s retained earnings to be permanently reinvested. As a result of this decision, under the accounting guidance of APB 23 and SFAS 109 “Accounting for Income Taxes – Special Areas”, we recorded a $4.8 million non-cash provision for income taxes which is reflected in the fourth quarter of our fiscal 2005 financial statements. These accrued taxes will become due upon monetization of undistributed earnings from the China JV. In the future, the Company will accrue income taxes quarterly at the US tax rate on the equity earnings of the China JV.

Discontinued Operations.  On September 26, 2003, we sold our Hong Kong coated glass business to NSG for $1.35 million. We accounted for the sale as a discontinuance of business and our financial statements have been restated to reflect our business without the results of our Hong Kong coated glass business. The fiscal 2004 $418,000 loss from discontinued operations reflected the operating results of that discontinued business of $4,000 from June 29, 2003 through September 26, 2003 plus a settlement paid to Optera, Inc. of $650,000 net of $228,000 for taxes. The after tax $783,000 gain was from on the sale of assets related to discontinued operations.

Year Ended June 28, 2003 Compared to Year Ended June 26, 2004

The following table presents certain key highlights and the percentage change from the results of operations for the fiscal years ended June 28, 2003 and June 26, 2004 (in millions).

	Fiscal Year Ended

	June 28, 2003	June 26, 2004	Percent Change

Net revenues	$148.1	$228.4	54.2%
Gross profit	35.8	60.6	69.1
Research and development	12.2	16.8	38.2
Selling, general and administrative	24.0	27.8	15.8
In-process research and development	-	2.2	100.0
Amortization of intangible assets	3.8	4.3	14.7
Other income, net	3.6	4.0	11.1
Equity earnings of joint venture	2.2	3.6	59.7
Income tax expense	(0.3)	(4.9)	1,509.8
Backlog	$100.6	$73.6	(26.9)%

For fiscal 2004, in comparison to the same period in the prior year, the euro appreciated by approximately 12% against the U.S. dollar which has increased our revenue and costs, principally cost of goods sold, research and development, selling, general and administrative and amortization of intangible assets.

Orders and Backlog.  Overall, orders declined 2.8% from $215.3 million in fiscal 2003 to $201.6 million in fiscal 2004, which led to a decline in backlog on June 26, 2004 to $73.6 million from $100.6 million on June 28, 2003. The 127.0% increase in orders for our FPD coaters and the 13.5% increase in orders for customer service were offset by a 15.6% decline in orders for web equipment and a 65.3% decline in orders for architectural glass equipment. The growth in orders from the FPD coater market came from increased order activity from Taiwan and Korea as we received orders for generation 4, 5, 6, and 7 sized systems and the growth in customer service primarily came from our increasing installed base of systems exiting their warranty period. The decline in order activity for our web coaters was the result a weaker market as the web coater market was strong in 2003. The decline in order activity for our architectural glass coaters was the result of absorption of the installed capacity at the glass manufacturers following the record order levels during fiscal 2003. In addition the investment climate in the U.S. and Europe for architectural glass coaters was weak, where coated glass capacity exceeded demand.

Net Revenues. The 54.2% increase in net revenues reflects revenue from record levels of FPD related order activity including equipment orders for Generation 4, 5, 6 and 7 substrate sizes during fiscal 2004 compared with strong equipment order activity for Generation 4 and 5 substrate sizes from FPD customers during fiscal 2003.

Gross Profit. The 69.1% increase in gross profits in fiscal 2004 compared to fiscal 2003 was due primarily to the growth in revenues, increased fixed cost absorption and the implementation of our cost reduction strategies throughout all of our products. Gross profit margins increased from 24.2% in fiscal 2003 to 26.5% in fiscal 2004.

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

Selling, General and Administrative. Selling, general and administrative expenses increased 15.8% in fiscal 2004, as we experienced cost increases related to directors & officers insurance, compensation costs, professional fees related to compliance with the Sarbanes-Oxley Act, as well as additional costs absorbed for the Taiwan employees while they are in their initial training period. However, as a result of the increased sales revenue, selling, general and administrative expenses as a percentage of net revenues declined from 16.2% in fiscal 2003 to 12.2% in fiscal 2004.

Amortization of Intangible Assets. In the fiscal year ended June 26, 2004, amortization of intangible assets related to our acquisitions was $4.3 million compared to $3.8 million in the prior fiscal year. The majority of this increase was currency related due to the strength of the euro compared to the U.S. dollar. The intangible assets are carried on the balance sheets of our German and Taiwan subsidiaries and the ongoing amortization will fluctuate based on the strength of the euro and the Taiwan dollar compared to the U.S. dollar. In June 2004, we completed the Helix acquisition in Taiwan. As a result of that acquisition we have adjusted our intangible asset balances related to the patents and customer relationships that were acquired in the transaction. The patents will be amortized over seven years and the customer relationships will be amortized over five years. We expect the amortization of intangible assets to increase in the future to include these charges.

In-Process Research and Development.  During the fiscal year ended June 26, 2004, we recorded a $2.2 million non-recurring charge to write-off in-process research and development (IPR&D) costs attributed to the acquisition of the In-Line Systems division of Helix Technology, Inc., Taiwan (“the In-line Division”). Several projects were included, of which the principal projects were based on the following technologies: transparent conductive coating on glass substrate for touch panel displays, a display machine for application in glass using 1100 x 1200 mm substrates, an anti-reflective coating system for display, and a high precision plate with low thermal expansion and high compression resistance.

The final allocation of the purchase price, including the valuation of the IPR&D, was completed in fiscal 2005.

Other Income, Net. Other income, net increased by approximately $400,000 to $4.0 million in fiscal 2004 from $3.6 million in fiscal 2003. Included in other income, net is investment income which increased to a net $2.1 million on our invested cash in fiscal 2004 compared to $2.0 million in fiscal 2003. The $2.1 million in fiscal 2004 includes a negative mark-to-market adjustment of $434,000 through April 20, 2004. In the fourth quarter of fiscal 2004, we changed the accounting designation for our investment securities from “trading securities” to “securities available for sale”. We had an unrealized loss, net of tax, of $429,000, that was recorded in other comprehensive income for fiscal year 2004. In the future, in accordance with SFAS 115, only realized income from investments will be reported in the statement of income and all unrealized gains and losses will be reported in other comprehensive income in the equity section of the balance sheet. At the end of fiscal 2004, our average annual investment yield was 1.7% compared to 2.4% at the end of fiscal 2003. Although the annual yield was significantly reduced, net interest income increased as a result of the investment of cash that was raised during a follow-on offering of additional common stock in October 2003.

Additionally, other income, net increased due to realized foreign currency transaction gains resulting from the China JV renegotiation of the terms of their line of credit. After the renegotiation our corporate guaranty was no longer required. The cash balance in euros that was used to secure the guaranty was released, and was repatriated to the United States. We realized a foreign currency gain of approximately $673,000 on the transaction. This gain was offset by a loss on disposal of non operating assets of approximately $690,000 and other miscellaneous income of approximately $364,000. Net other income includes items such as realized foreign currency transaction adjustments and an approximate 1.0% royalty on our China JV sales.

Equity Earnings of Joint Venture. The 59.7% increase in equity earnings was primarily due to higher profitability related to the increase in the demand for higher margin color STN glass supplied by the China JV to the market for cellular telephones with color displays.

Income Tax Expense. The income tax expense reflects the tax effect of the earnings of each operating subsidiary and their respective tax rates. The income tax expense for fiscal 2004 increased as we reported record net income during the fiscal year. Additionally, we recorded a valuation allowance against a portion of the deferred tax assets because we believed it was more likely than not that a portion of the deferred tax assets would not be realized. There are several items which lower our effective tax rates in some of the countries in which we operate, such as the tax effect of the amortization of goodwill and intangible assets in Germany, tax-free investment and interest income in the Dutch subsidiary, and equity earnings of our China JV because the earnings were permanently reinvested in our China JV. We will apply for a tax holiday status in Taiwan related to our subsidiary corporation that was formed to complete the Helix acquisition. Our effective tax rate on income from continuing operations, for fiscal 2004 was 29.2% compared to 18.4% for fiscal 2003.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the U. S. requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of the consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the financial condition and results of operations. Specifically, these policies have the following attributes: (1) The Company is required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates the Company could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on the financial condition or results of operations.

On an on-going basis, we evaluate our estimates, including those related to project costs, warranties, collections, product returns, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits and contingencies. Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of its accounting policies and the underlying judgments affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the U. S., and provide a meaningful presentation of the financial condition and results of operations.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We recognize revenues on a majority of contracts relating to the construction and sale of thin film deposition equipment using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract at completion. Based on our historical experience of estimating contract costs, we believe that our estimates are prepared appropriately and represent our best estimate for each contract. Our management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General, administrative, selling and research and development costs are charged to expense as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The completed contract method of accounting is used for standard products that are sold at values less than €1 million or have a machine fabrication time of less than six months and for certain other products if the form of the sales contract dictates such treatment. For projects accounted for using the completed contract method of accounting, we accumulate the project costs in work in process until we complete the fabrication of the system. Once fabrication of the system is complete, the customer evaluates the machine at Applied Films’ manufacturing facility according to any specific acceptance criteria outlined in the contract. Upon acceptance, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. The Company recognizes the revenue, upon transfer of title which for certain projects does not occur until after customer acceptance at its facility. The Company’s contracts under the completed contract method do not provide for the right of a customer to return the machine once title has transferred.

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

During the third quarter of fiscal 2005, we evaluated our warranty accruals, loss contracts reserves and accrual for cost of sales not posted and determined that due to improved product specifications, contract execution, and the maturity of the Company’s projects a change in estimates was required which resulted in a reduction in the reserves, accruals and a corresponding reduction in cost of goods sold of approximately $3.6 million. See Note 1.

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

We record an adjustment for inventory obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In addition, we have written down inventory of $1.3 million for additional costs anticipated related to the installation of the TRITON beta system.

We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by generally accepted accounting principles in the United States versus the tax law in the country the subsidiary resides. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent that we believe the recovery is less than likely, we establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination is made.

New Accounting Pronouncements

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, “conditional asset retirement obligations,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured by the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted shares, restricted share units performance-based awards, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R), as amended, is effective for the Company’s fiscal year 2006. As a result, we will be required to implement SFAS 123R in the quarter ending October 1, 2005. We have evaluated the impact of adopting SFAS 123R upon our financial position and results of operations. Based upon our evaluation, we anticipate that adoption will result in significant non-cash expense of approximately $800,000 for the first quarter of fiscal 2006 due to the number of unvested stock options outstanding. This charge will be distributed and reported in cost of goods sold, research and development and sales, general and administrative expenses.

The Company has selected the Black-Scholes method of valuation for stock based employee compensation in fiscal 2006. Refer to Note 4 for the historical perspective.

On April 20, 2005, the Company’s Board of Directors approved accelerating the vesting of all the Company’s outstanding stock options having an option exercise price above the closing stock price on that date, which was $21.61 (“underwater options”). The underwater options are held by current employees, including executive officers, and past employees. As a result of the vesting acceleration, options for approximately 578,000 shares became immediately exercisable. The Company reported the avoided future compensation costs resulting from the acceleration of vesting in its fiscal 2005 year end financial statements within its pro forma footnote disclosure, as permitted under the transition guidance provided by the Financial Accounting Standards Board.

Liquidity and Capital Resources

Cash used in operating activities was $4.4 million for fiscal 2003 and $10.4 million for fiscal 2004, and cash provided by operating activity for fiscal 2005 was $18.9 million. The operating cash in fiscal 2005 was generated primarily from a distribution from its China JV of $4.3 million and from the reduction of revenue in excess of billings of $19.2 million which is revenue that was recognized in fiscal 2004 using the percentage of completion revenue recognition method that was subsequently recorded as billings in fiscal 2005 and has been collected. As of July 2, 2005, we had cash and marketable securities of approximately $159.8 million consisting of cash and cash equivalents of approximately $25.7 million, and marketable securities of $134.1 million. Total working capital was $200.5 million. In our business we usually receive customer cash payments during the build process or prior to shipping a system. In many cases we utilize our cash to support the working capital of the projects in progress. We also use cash for acquisitions. As such we maintain certain liquidity in our investment portfolio that will insure available funds to support our business. We believe that our balance sheet strength and liquidity helps our competitive position in the market place and as we look at acquisition opportunities.

In addition to the cash and liquidity that is required to operate the business and demonstrate our strength in the marketplace, we have outlined in our strategy that we will Pursue Selective Acquisitions. In conjunction with the addition of our new products that provide organic growth of our company, we regularly seek and evaluate acquisition opportunities that would enhance or complement our existing operations or otherwise offer growth opportunities consistent with our strategy and core competencies. In our industry and given our concentration of revenues and customers outside of the United States, most acquisition opportunities will be international in nature and scope. With international acquisitions, there is typically a reluctance to accept a foreign company’s stock as consideration for a transaction. Therefore, we believe that our balance sheet strength and liquidity helps our position as we look at acquisition opportunities, and enables meaningful discussions to take place. As a result we believe it is of strategic importance that we maintain a significant level of invested cash to allow us to explore all of the acquisition opportunities that are available in our markets.

Capital expenditures were $1.4 million for fiscal 2003, $8.8 million for fiscal 2004, and $6.8 million for fiscal 2005. We anticipate operating capital expenditures of approximately $9.1 million in fiscal 2006. This does not include the planned building construction of our new Tainan facility, in fiscal 2006, which will require an estimated capital investment of $10.0 million. The increase in capital expenditures in fiscal 2004, and the continued increase in fiscal 2005, was related to the investment in larger size display lab equipment for the development of hardware and process technologies for the FPD market and alpha and beta systems related to the development of our TRITON beta system for TFT array, as well as for development of our OLED technology and the ATON system for solar cell products. In fiscal 2005, the accumulated costs related to the TRITON beta system were reclassified out of construction in progress and are recorded in work-in-process inventory as of July 2, 2005. Our capital expenditures have consisted primarily of purchases and manufacturing of process equipment related to product development.

Cash used for investing activities was $7.4 million, $98.6 million and $9.1 million in fiscal 2003, 2004, and 2005, respectively. During fiscal 2003, 2004, and 2005 we had purchases of marketable securities of approximately $82.0 million, $362.6 million, and $134.1 million, respectively. During fiscal 2003, 2004, and 2005 we had sales of marketable securities of approximately $74.0 million, $280.9 million, and $133.4 million, respectively. During fiscal year 2004, we completed the acquisition of Helix for approximately $13.0 million cash and stock valued at $2.1 million.

Cash generated from financing activities was $1.0 million, $95.2 million, and $1.5 million, for fiscal 2003, fiscal 2004, and fiscal 2005, respectively. The fiscal 2004 increase is primarily due to the cash raised of $94.0 million from the public offering of stock for 3,450,000 shares of common stock at $28.75 per share, which closed in October of 2003.

We believe that our working capital and operating needs will continue to be met by cash on hand and cash from operations for at least the next year. Our operating capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as an additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of July 2, 2005 (in thousands):

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Cash Obligations
Operating leases:
Buildings	$36,297	$7,250	$19,023	$6,351	$3,673
Office equipment	105	69	36	-	-
Other	351	180	164	7	-

Total operating lease obligations	$36,753	$7,499	$19,223	$6,358	$3,673

Purchase obligations	2,395	2,395	-	-	-
Other commercial commitments	1,317	796	521	-	-

Total Contractual Cash Obligations	$40,465	$10,690	$19,744	$6,358	$3,673

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Other Commercial Commitments
Bank guaranties	$6,129	$5,661	$468	-	-
Forward contracts	13,000	13,000	-	-	-
Pension liability	14,490	169	944	472	12,905

Total commercial commitments	$33,619	$18,830	$1,412	$472	$12,905

Operating leases primarily include leases for offices, factories and office equipment throughout our operations. Our other commercial commitments consist of software licenses and third party service contracts.

Purchase obligations represent agreements to purchase goods and services consisting of (a) outstanding purchase orders for goods and services; (b) contractual requirements to make specified minimum payments even if the Company does not take delivery of the contracted goods; and (c) contractual requirements to pay a penalty if the contract is cancelled. While the amount above represents purchase agreements the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled or terminated.

At July 2, 2005, the Company’s German subsidiary had $17.0 million of guaranty lines of credit in place with certain banks, with varying maturities. The Company is not able to draw any funds under these lines. The lines of credit are used to guaranty customer deposits on certain contracts. If the Company were unable to perform its contractual obligations, to which the customer deposits relate, it could be required to perform under these guaranties. The lines of credit reflect fair value as a condition of their underlying purpose. At July 2, 2005, the Company has guaranties of $6.1 million outstanding under the guaranty lines of credit.

At July 2, 2005 the Company’s German subsidiary has two forward exchange contracts, maturing March 31, 2006 to purchase approximately $13.0 million in U.S. dollars. The Company did not qualify these forward sales contracts as hedging instruments, as defined by FAS 133, and as such, recorded the changes in the fair value of these derivatives immediately in “Other income net” in the Consolidated Statements of Operations. The Company recorded a net gain of approximately $156,000 from changes in fair values of these foreign currency exchange contracts in fiscal year 2005.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk and market risk.

As of July 2, 2005, our investments in marketable securities consisted primarily of auction-rate securities, corporate, government and municipal bonds, money market mutual funds and restricted cash. These securities are liquid and earned approximately $3.5 million for fiscal year 2005, with an average investment earning rate over the fiscal year of approximately 2.1%. The impact on income of an increases or decrease of one percent in the average interest rate would have resulted in a change of approximately $1.6 million of income for fiscal year 2005.

Foreign Exchange Exposure

We transact business in various foreign countries, and are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Our primary foreign currency cash flows are generated in countries in Europe and Asia. In 2005 compared to 2004, the U.S. dollar weakened on average approximately 2% against the euro and strengthened 6% against the Taiwan dollar. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

Sales of our systems are denominated primarily in euros. In fiscal 2005 our net revenues in euros reported in equivalent U.S. dollars was approximately $216.7 million. We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At July 2, 2005, we had approximately $10.5 million of accounts receivable and approximately $12.3 million of accounts payable denominated in euros. A one percent change in exchange rates would result in an approximate $18,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at July 2, 2005. We believe our exposure to changes in foreign currency exchange rates for our cash is limited as substantially all of our cash is denominated in U.S. dollars.

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

Our primary manufacturing operations are currently based in Germany and in the future will be expanded to Taiwan. These operations constitute a significant portion of our revenues and identifiable assets. These identifiable assets are based in euros in Germany and are based in Taiwan dollars in Taiwan. International operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset exposures.

Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of income as well as adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations, with the exception of $6.2 million of guaranties related to progress payments primarily from our customers in China and custom duties for items received in Germany. The $6.2 million guaranty is comprised of $61,000 of pledged cash and $6.1 million which is pledged under a line of credit. Our bank guaranty securing 50% of the China JV debt was released in the third quarter of fiscal 2004.

FORWARD LOOKING STATEMENTS

We have made “forward looking statements” in this report and in the documents incorporated by reference into this report within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, including estimates of future net sales, future net income and future earnings per share, contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are subject to risks and uncertainties. Forward looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” or similar expressions are forward looking statements. We have based these forward looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” “Business” and elsewhere in this report could affect our future financial results and could cause our actual results to differ materially from those expressed in forward looking statements contained in this report. Important factors that could cause our actual results to differ materially from the expectations reflected in the forwarding looking statements in this report include, among others:

•	insufficient capital resources;

•	adverse economic or market conditions;

•	unanticipated difficulties in product development;

•	unexpected changes in regulatory requirements;

•	foreign currency fluctuations;

•	failure of our strategic partners to fulfill their obligations;

•	our ability to protect our proprietary technology; and

•	unanticipated changes in accounting policies.

We do not undertake any obligation to update our forward looking statements after the date of this report for any reason, even if new information becomes available or other events occur in the future.

ITEM 8:  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied Films Corporation
Longmont, CO

We have audited the accompanying consolidated balance sheet of Applied Films Corporation and Subsidiaries (the “Company”) as of July 2, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule listed at Item 15(a)2 for the fiscal year ended July 2, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Films Corporation and Subsidiaries at July 2, 2005, and the results of their operations and their cash flows for the fiscal year ended July 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, September 15, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, CO
September 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied Films Corporation

Longmont, CO

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Applied Films Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 2, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Applied Films Corporation and Subsidiaries (the “Company”) as of July 2, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year ended July 2, 2005 of the Company and the financial schedule listed at Item 15(a)2 for the fiscal year ended July 2, 2005, and our report dated September 15, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Denver, CO
September 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Applied Films Corporation:

We have audited the accompanying consolidated balance sheet of Applied Films Corporation and subsidiaries as of June 26, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended June 26, 2004. Our audits also included the financial statement schedule included in Item 15(a)2 for the fiscal years ended June 26, 2004 and June 28, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Films Corporation and subsidiaries at June 26, 2004, and the consolidated results of their income and their cash flows for each of the two years in the period ended June 26, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG, LLP

Denver, Colorado
September 7, 2004

Applied Films Corporation and Subsidiaries

Consolidated Balance Sheets

	July 2, 2005	June 26, 2004

ASSETS	(in thousands except share data)
CURRENT ASSETS:
Cash and cash equivalents	$25,681	$15,986
Restricted cash	-	2,026
Marketable securities	134,100	133,385
Accounts and trade notes receivable, net of allowance of $396 and
$525, respectively	16,332	19,567
Revenue in excess of billings	51,461	70,644
Inventories	16,673	8,431
Prepaid expenses and other	2,259	2,026
Deferred tax assets	1,553	1,930

Total current assets	248,059	253,995

Property, plant and equipment, net	15,517	19,474
Goodwill	63,413	64,077
Intangible assets, net of accumulated amortization of $20,608 and
$15,731, respectively	15,215	15,800
Investment in joint venture	16,163	15,157
Deferred tax asset	12,883	9,687
Restricted cash	61	69
Other assets	454	339

Total assets	$371,765	$378,598

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$12,931	$23,242
Accrued warranty	6,046	10,022
Accrued compensation	8,455	8,850
Accrued expenses	5,344	7,312
Billings in excess of revenue	4,008	3,987
Current portion of deferred gross profit and deferred gain	372	372
Deferred tax liability	10,607	10,770

Total current liabilities	47,763	64,555

Deferred tax liability	7,989	314
Deferred gross profit, deferred gain and other obligations	1,357	1,709
Accrued pension benefit obligation	15,188	13,493

Total liabilities	72,297	80,071

COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized, 14,947,834 and 14,838,215 shares issued and outstanding at July 2, 2005 and
June 26, 2004, respectively	261,826	258,340
Warrants	595	595
Cumulative other comprehensive income	23,462	22,956
Retained earnings	13,585	16,636

Total stockholders' equity	299,468	298,527

Total liabilities and stockholders' equity	$371,765	$378,598

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Operations

	For The Fiscal Years Ended

	July 2, 2005	June 26, 2004	June 28, 2003

	(in thousands, except per share data)
Net revenues	$182,150	$228,437	$148,136
Cost of goods sold	127,854	167,874	112,321

Gross profit	54,296	60,563	35,815

Operating expenses:
Research and development	21,708	16,830	12,178
Selling, general and administrative	31,103	27,828	24,040
In-process research and development	(200)	2,226	-
Amortization of intangible assets	5,513	4,335	3,779

Income (loss) from operations	(3,828)	9,344	(4,182)

Other income, net:
Other income, net	4,643	4,030	3,625
Equity earnings of joint venture	5,616	3,564	2,231

Income from continuing operations before income taxes	6,431	16,938	1,674

Income tax provision	(9,482)	(4,942)	(307)

Income (loss) from continuing operations	(3,051)	11,996	1,367

Discontinued operations (Note 2):
Income (loss) from discontinued operations, net of tax	-	(418)	258
Gain on disposal of discontinued operations, net of tax	-	783	429

Discontinued operations, net of tax	-	365	687

Net income (loss)	$(3,051)	$12,361	$2,054

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.21)	$0.87	$0.12
Income from discontinued operations	$-	$0.03	$0.06

Basic earnings (loss) per share:	$(0.21)	$0.90	$0.18

Diluted:
Income (loss) from continuing operations	$(0.21)	$0.85	$0.12
Income from discontinued operations	$-	$0.03	$0.06

Diluted earnings (loss) per share	$(0.21)	$0.88	$0.18

Weighted average common shares outstanding:
Basic	14,886	13,765	11,096

Diluted	14,886	14,060	11,250

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except shares)

	Common Stock				Cumulative Other	Total
				Retained	Comprehensive	Stockholders'
	Shares	Amount	Warrants	Earnings	Income (loss)	Equity

Balances, June 29, 2002	11,027,310	$159,610	$734	$2,221	$(7,995)	$154,570

Comprehensive income:
Net income	-	-	-	2,054	-	2,054
Unrealized gain on foreign currency translation	-	-	-	-	19,019	19,019
Unrealized gain on hedged transactions	-	-	-	-	480	480

Total comprehensive income	-	-	-	2,054	19,499	21,553

ESPP stock issuance	15,635	191	-	-	-	191

Exercise of stock options	118,928	884	-	-	-	884

Balances, June 28, 2003	11,161,873	$160,685	$734	$4,275	$11,504	$177,198

Comprehensive income:
Net income	-	-	-	12,361	-	12,361
Unrealized gain on foreign currency translation	-	-	-	-	12,592	12,592
Recognition of unrealized loss
on hedged transaction	-	-	-	-	(480)	(480)
Unrealized loss on securities	-	-	-	-	(660)	(660)

Total comprehensive income	-	-	-	12,361	11,452	23,813

ESPP stock issuance	8,457	163	-	-	-	163

Exercise of stock options	131,194	1,918	-	-	-	1,918
Issuance of shares in connection
with the Helix acquisition	80,826	2,149				2,149
Issuance of shares in connection
with secondary offering (net of offering costs of $744)	3,450,000	93,286	-	-	-	93,286

Exercise of warrants	5,865	139	(139)			-

Balances, June 26, 2004	14,838,215	$258,340	$595	$16,636	$22,956	$298,527

Comprehensive income:
Net (loss) income	-	-	-	(3,051)	-	(3,051)
Unrealized gain on foreign currency translation	-	-	-	-	405	405
Unrealized gain on securities, net of tax	-	-	-	-	101	101

Total comprehensive income	-	-	-	(3,051)	506	(2,545)

ESPP stock issuance	15,040	294	-	-	-	294
Restricted stock issuance	2,775	86	-	-	-	86

Exercise of stock options	91,804	1,218	-	-	-	1,218

Tax benefit from nonqualified stock options	-	1,888	-	-	-	1,888

Balances, July 2, 2005	14,947,834	$261,826	$595	$13,585	$23,462	$299,468

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For The Fiscal Years Ended

(in thousands)	July 2, 2005	June 26, 2004	June 28, 2003

Cash Flows from Continuing Operations - Operating Activities:
Net income (loss)	$(3,051)	$12,361	$2,054
Adjustments to net income (loss) from continuing operations:
Income (loss) and gain on disposal of discontinued operations	-	(365)	(687)

Income (loss) from continuing operations	(3,051)	11,996	1,367

Depreciation and amortization	8,317	6,383	5,773
Acquired in-process research and development expense	(200)	2,226	-
Non-cash compensation expense	86	150	108
Amortization of gain on lease and deferred gain on equipment
sale to joint venture	(352)	(352)	(352)
Equity earnings of joint venture	(5,320)	(3,268)	(1,885)
China joint venture distribution	4,313	-	-
Loss on disposal of equipment	19	705	12
Income tax benefit from exercise of nonqualified stock options	1,888	-	-
Deferred income taxes	4,693	3,609	1,498
Changes in:
Restricted cash for customers and suppliers	2,034	11,969	(12,634)
Accounts and trade notes receivable, net	3,235	(8,098)	(4,285)
Revenue in excess of billings	19,183	(32,016)	(11,382)
Inventories	(1,110)	(381)	346
Prepaid expenses and other	(348)	378	(525)
Accounts payable and accrued expenses	(14,574)	7,711	8,997
Billings in excess of revenue	21	(12,786)	8,560
Income taxes payable	82	1,382	-

Net cash flows provided by (used in) continuing operations -
operating activities	18,916	(10,392)	(4,402)

Cash Flows from Continuing Operations - Investing Activities:
Purchases of property, plant, and equipment	(6,756)	(8,838)	(1,429)
Purchases of patents	(2,000)	-	-
Purchases of marketable securities	(134,104)	(362,622)	(81,971)
Sales of marketable securities	133,389	280,886	73,993
Funds (used for) provided by acquisitions	337	(12,998)	-
Restricted cash for China JV	-	5,000	2,000

Net cash flows used in continuing operations - investing activities	(9,134)	(98,572)	(7,407)

Cash Flows from Continuing Operations - Financing Activities:
Stock issuance on stock purchase plan and stock options	1,512	1,931	967
Proceeds from secondary offering	-	94,030	-
Offering costs	-	(744)	-

Net cash flows provided by continuing operations - financing activities	1,512	95,217	967
Cash flow from Discontinued operations - Operating activities	-	1,173	5,243
Cash flow from Discontinued operations - Investing activities	-	-	1,401
Effect of exchange rate changes on cash and cash equivalents	(1,599)	5,743	(4,119)

Net increase(decrease) in cash	9,695	(6,831)	(8,317)
Cash and cash equivalents, beginning of period	15,986	22,817	31,134

Cash and cash equivalents, end of period	$25,681	$15,986	$22,817

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$95	$117	$8

Cash paid for income taxes, net	$2,819	$290	$-

Non-cash investing activity:
Issuance of common stock in connection with Helix acquisition	$-	$2,149	$-

Additions to property, plant and equipment through accounts payable	$461	$530	$1

Stock issued related to cashless exercise of warrants	$-	$139	$-

Non-cash financing activity:
Capital lease obligations incurred for the purchase of equipment	$-	$-	$21

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1: COMPANY OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of the China JV are accounted for using the equity method of accounting in the consolidated financial statements and the results appear in “Equity earnings of Joint Venture” (Note 3).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to project costs, warranties, collections, product returns, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits and contingencies.

Fiscal Year

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal year 2005 included 53 weeks and fiscal years 2004 and 2003 included 52 weeks.

Cash and Cash Equivalents

The Company generally considers all highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Restricted Cash

At July 2, 2005 and June 26, 2004, the Company had restricted cash outstanding totaling $61,000 and $2.1 million, respectively, for pledged cash for custom duties on imports into Germany and on behalf of certain customers for their cash deposits on contracts.

Marketable Securities

The Company records its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported on the consolidated balance sheet in cumulative other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income, net. Interest and dividends not received of $1.1 million and $1.2 million at July 2, 2005 and June 26, 2004, respectively, are included in accounts, trade notes and other receivables on the balance sheet. The Company commonly holds its investments to maturity but can sell them at any time as short term cash needs arise.

From 1997 through April 20, 2004 the Company had classified its investments as trading securities. In April 2004, in accordance with SFAS 115, the Company determined that because the securities were not held to make a profit from short-term fluctuations in market prices, it was more appropriate to classify its investments as securities available-for-sale.

The following is a summary of the Company’s available-for-sale securities as of July 2, 2005 and June 26, 2004 (in thousands):

	Available-for-Sale Securities - July 2, 2005

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)

Corporate bonds	$64,191	$10	$(307)	$63,894
Municipal debt securities	2,220	-	(16)	2,204
Government bonds	29,990	-	(226)	29,764
Auction rate securities	29,062	-	(20)	29,042
Money market funds	9,196	-	-	9,196

Total	$134,659	$10	$(569)	$134,100

	Available-for-Sale Securities - June 26, 2004

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)

Corporate bonds	$90,586	$11	$(435)	$90,162
Municipal debt securities	9,451	-	(43)	9,408
Government bonds	25,599	15	(208)	25,406
Auction rate securities	8,402	-	-	8,402
Money market funds	7	-	-	7

Total	$134,045	$26	$(686)	$133,385

For the year ended July 2, 2005, available-for-sale securities with a fair value at the date of sale of $17.2 million were sold. The gross realized gains on such sales totaled $19,000.

The amortized cost and estimated fair value of marketable securities at July 2, 2005, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$80,824	$80,455
Due after one year through five years	26,975	26,791
Due after five years	17,664	17,659
Money market funds	9,196	9,195

Total marketable securities	$134,659	$134,100

The following table provides the breakdown of the short-term investments with unrealized losses at July 2, 2005 (in thousands):

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Corporate bonds	$17,450	$(124)	$37,710	$(182)	$55,160	$(306)
Municipal debt securities	-	-	2,202	(16)	2,202	(16)
Government bonds	12,395	(70)	17,370	(156)	29,765	(286)
Auction rate securities	10,539	(20)	-	-	10,539	(20)
Money market funds	6,207	(1)	-	-	6,207	(1)

Total	$46,591	$(215)	$57,283	$(354)	$103,874	$(569)

The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow of any anticipated recovery in market value. The Company has determined that the gross unrealized losses on its short-term investments at July 2, 2005 are temporary in nature.

Inventories

Inventories consist of materials used in the construction of systems and spare parts and work-in-process for contracts accounted for under the completed contract method of accounting, including the TRITON beta system. Inventories are stated at the lower of cost (first-in, first-out) or market. Included in work-in-process is the TRITON beta system. The value of the TRITON beta system was reduced to reflect the lower of cost or market. Inventories consist of the following (in thousands):

	July 2, 2005	June 26, 2004

Materials for manufacturing systems and spare parts	$3,272	$5,571
Work-in-process	13,401	2,860

Inventory	$16,673	$8,431

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

Estimated Useful Lives

Building	30 years
Machinery and equipment	3-10 years
Office furniture and equipment	3-5 years
Leasehold improvements	5-15 years

The composition of property, plant and equipment follows (in thousands):

	July 2, 2005	June 26, 2004

Land	$270	$270
Building	226	226
Machinery and equipment	16,130	14,135
Office furniture and equipment	7,035	7,170
Leasehold improvements	1,270	1,281
Construction in progress	3,569	7,070

	28,500	30,152
Less accumulated depreciation	(12,983)	(10,678)

Property, plant and equipment, net of accumulated depreciation	$15,517	$19,474

Depreciation expense was approximately $2.8 million, $2.1 million, and $2.0 million, for the fiscal years ended July 2, 2005, June 26, 2004, and June 28, 2003, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangible assets (identified as patents, customer relationships and non-compete agreements) are recorded at fair value determined at the time of acquisition. The goodwill and intangible assets are carried on the balance sheet of the Company’s German subsidiary and Taiwan subsidiary. The Company has completed a fair value analysis of the assets and the final allocation of the purchase price related to the acquisition of the in-line systems division of Helix Technology in Tainan (Helix) and has adjusted the preliminary balances to reflect the results. (Note 10). Going forward increases or decreases in the gross asset value will be due to currency fluctuation between the U.S. dollar, the euro, and the Taiwan dollar or any impairment adjustments. The increase in accumulated amortization of intangible assets is due to the amortization expense in the current period and currency fluctuation between the U.S. dollar, the euro, and the Taiwan dollar. During fiscal 2005, the Company acquired a license for the rights to a patent for $2.0 million. The composition of intangible assets follows (in thousands):

	July 2, 2005	June 26, 2004

Intangible assets:
Patents and related licenses	$28,849	$27,254
Customer relationships	6,638	4,277
Non-compete agreements	336	-

Intangible assets	35,823	31,531
Less accumulated amortization	(20,608)	(15,731)

Intangible assets, net of accumulated amortization	$15,215	$15,800

The patents are amortized over seven years and the customer relationships and non-compete agreements are amortized over five years. As a result of adopting SFAS No. 142 “Goodwill and Intangible assets”, the Company no longer recognizes amortization expense on its goodwill. Annually, and more frequently if a triggering event occurs, the Company tests the carrying value of goodwill for impairment. During fiscal 2005 the annual impairment test on the goodwill recorded with respect to the Large Area Coatings division of Unaxis (LAC) and Helix acquisition was completed and it was determined that there was no impairment of the goodwill.

The aggregate amortization expense for fiscal years ended July 2, 2005, June 26, 2004, and June 28, 2003, was $5.5 million, $4.3 million, and $3.8 million, respectively. The aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated as follows using the foreign currency exchange rates as of July 2, 2005 (in thousands):

Estimated Amortization Expense

2006	$5,191
2007	4,866
2008	3,008
2009	1,150
2010	$1,088

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

The Company performed an impairment test of the equity investment in the China JV recorded on the Company’s balance sheet, for all years presented. The Company determined that there was no impairment of the investment in the China JV.

The Company believes no circumstances indicating an impairment exists in any of its long-lived assets.

Accrued Expenses

The significant components of accrued expenses are as follows (in thousands):

	July 2, 2005	June 26, 2004

Accrued losses on contracts	$138	$2,113
Accrued income tax payable	1,464	1,382
Other accruals	3,742	3,817

Total accrued expenses	$5,344	$7,312

Accrued losses on contracts are recognized on specific projects when contract costs in excess of the contracted revenue becomes probable and the amount of loss can be reasonably estimated. Contract accounting requires management to make estimates of future costs over the performance period of the contract. These estimates are subject to change and result in adjustments to cost of goods sold, which are reflected in the margins on contracts in progress.

Other accruals represent all other incurred and anticipated costs not included in the categories above such as insurance, accounting, legal, and non-payroll related benefits.

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

During fiscal years 2005, 2004, and 2003, the Company’s intent was to permanently reinvest undistributed earnings from the China JV, therefore no provision for taxes on earnings had been accrued in the Company’s tax provision. During fiscal year 2005, the China JV distributed approximately $4.3 million in excess cash that was not needed for operations to each of the owners. Although the cash dividends were not recorded as income on the Company’s income statement, they were subject to tax in the U.S. and the current income tax expense was recorded in the Company’s income statement.

Following the Company's fiscal year end, management has evaluated the changes in facts and circumstances regarding the China Joint Venture (“China JV”), known as STEC. Since the China JV’s inception in 1999, we have viewed our share of the undistributed earnings of the China JV as permanently re-invested. After considering the current business environment at China JV, including the dividends paid during the 2005 fiscal year, we no longer expect our portion of the China JV’s retained earnings to be permanently reinvested. As a result of this decision, under the accounting guidance of APB 23 and SFAS 109 “Accounting for Income Taxes – Special Areas”, we recorded a $4.8 million non-cash provision for income taxes which is reflected in the fourth quarter of our fiscal 2005 financial statements. These accrued taxes will become due upon monetization of undistributed earnings from the China JV. In the future, the Company will accrue income taxes quarterly at the US tax rate on the equity earnings of the China JV.

Deferred Gain

During 1997, the Company entered into a lease transaction with a third party for the Company’s administrative facility in Longmont, Colorado, which included a purchase option early in the lease period. The Company sold this purchase option to a third party who exercised this option and purchased the building. The Company then leased the facility, which includes a purchase option (Note 8). The Company received $834,000 from this sale leaseback transaction. This amount is shown on the balance sheet in current and long term liabilities as deferred gain and is being amortized on a straight-line basis over the term of the lease of 15 years.

Spare Parts Revenue Recognition

Spare parts revenues and related costs are recognized when title to the goods passes to the customer according to the terms specified in the purchase order. The Company’s spare parts are warranted to be free from material defects caused by workmanship and within its design or customer specifications and are inspected for workmanship and compliance to specification prior to shipment. Customers who experience defects in material may return product for credit or replacement. Historically, product returns have been insignificant and infrequent. Therefore, the Company does not maintain a reserve to cover sales returns for quality defects from its customers.

Equipment Sales Revenue Recognition

The percentage of completion method of accounting is used for most products sold at values greater than €1 million or a manufacturing time of greater than six months in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract. Management considers costs incurred to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are expensed as incurred. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company’s contracts under the percentage of completion method do not provide for the right of a customer to return the machine once title has transferred.

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms that occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress are as follows (in thousands):

	July 2, 2005	June 26, 2004

Costs incurred on contracts in progress and estimated profit	$135,897	$168,837
Less: billings to date	(88,444)	(102,180)

Revenue in excess of billings net of billings in excess of revenue	$47,453	$66,657

The Company typically collects 80-85% of the cash due on the total project by the time the equipment ships from its facility. The remaining 15-20% balance that is due following the ship date is billed in accordance with the contract terms and those subsequent billings are generally collected within 30 days after billing.

The completed contract method of accounting is used for standard products that are sold at values less than €1 million or have a manufacturing time of less than six months and for certain other products if the form of the sales contract dictates such treatment. For projects accounted for using the completed contract method of accounting, the Company accumulates the project costs in work-in-process until the Company completes the fabrication of the system. Once fabrication of the system is complete, the customer evaluates the machine at Applied Films’ manufacturing facility according to any specific acceptance criteria outlined in the contract. Upon acceptance, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. The Company recognizes the revenue, upon transfer of title which for certain projects does not occur until after customer acceptance at its facility. The Company’s contracts under the completed contract method do not provide for the right of a customer to return the machine once title has transferred.

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

Changes in the Company’s product warranty liability were as follows (in thousands):

	Fiscal Year Ended

	July 2, 2005	June 26, 2004	June 28, 2003

Beginning of period	$10,022	$6,690	$7,148
Warranties accrued net of releases	(1,442)	5,028	1,755
Repairs and replacements	(2,534)	(1,696)	(2,213)

End of period	$6,046	$10,022	$6,690

During the third quarter of fiscal 2005, the Company evaluated its warranty accruals and determined that due to improved contract execution, a change in estimates was required which resulted in a reduction in the warranty accruals and a corresponding reduction in cost of goods sold of approximately $1.2 million.

Deferred Gross Profit

During fiscal years 2002, 2001 and 1999, the Company sold certain thin film deposition equipment to the China JV (Note 3). Because the Company owns 50% of the China JV, the Company recorded 50% of the revenue and related cost of the sales and deferred 50% of the gross profit of approximately $0.0, $1.3 million and $1.4 million, respectively, which are being recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the China JV and the estimated depreciable life of the equipment. The thin film equipment sold to the China JV in fiscal year 2002 was sold at cost and did not result in gross profit. The amortization of the gross profit is included with “Equity earnings of joint venture” in the accompanying consolidated statements of operations. The deferred gross profit recognized in fiscal 2005, 2004 and 2003 was $297,000 each year. The remaining deferred gross profit was $1.3 million on July 2, 2005, and $1.6 million on June 26, 2004.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $21.7 million, $16.8 million, and $12.2 million, of research and development expenses for the fiscal years ended July 2, 2005, June 26, 2004, and June 28, 2003, respectively, net of reimbursements for funded research and development received from German and European Union governmental agencies. The Company is reimbursed by the governmental agencies up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in agreements between the Company and the governmental agencies and reimbursements are paid when the research is completed and accepted. The Company received reimbursements of $1.8 million, $713,000, and $599,000, in the fiscal years ended July 2, 2005, June 26, 2004, and June 28, 2003, respectively. These reimbursements are reported as a reduction of research and development costs.

Foreign Currency Transactions

The Company principally purchases raw materials from euro based suppliers and manufactures its products in Germany. The majority of the company’s sales and purchases are denominated in euros, with the remainder denominated in U.S. dollars.

The Company generated 84%, 81%, and 70% of its revenues in fiscal years 2005, 2004, and 2003, respectively, from sales to corporations located outside of Europe, which are primarily in Asia and the United States. For those transactions denominated in currencies other than the functional currency, the Company records the sale or purchase at the spot exchange rate in effect on the date of sale. When the Company engages in a system related sales contract other than one denominated in euros, the Company may enter into a currency hedging transaction to mitigate the Company’s foreign exchange exposure for the duration of the contract. The Company currently has two outstanding foreign currency forward contracts related to intercompany loans. There are no outstanding foreign currency forward contracts related to sales contracts at July 2, 2005. Receivables from such sales or payables for such purchases are converted to the functional currency using the end of the period spot exchange rate. Realized gains and losses are charged or credited to income during the year.

The Company currently has two outstanding foreign currency forward contracts related to intercompany loans (see Derivative Instruments and Hedging Activities).

Foreign Currency Translation

The financial results of the Company’s foreign subsidiaries, whose functional currencies are other than U.S. dollars, are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of cumulative other comprehensive income.

Cumulative Other Comprehensive Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Cumulative other comprehensive income for the Company represents foreign currency items associated with the translation of the Company’s investment in its foreign subsidiaries and the China JV, unrealized gain on foreign currency hedge activities and unrealized gain (losses) on available-for-sale marketable securities.

Following are the components of cumulative other comprehensive income (loss) (in thousands):

	Beginning Balance	Yearly Change, net of tax		Deferred Tax Valuation Allowance Impact	Ending Balance

June 28, 2003
Unrealized gains (losses) on foreign currency translation	$(7,995)	$19,019		$-	$11,024
Unrealized gain on hedged transactions	-	312		168	480

	(7,995)	19,331		168	11,504

June 26, 2004
Unrealized gains on foreign currency translation	11,024	12,592		-	23,616
Recognition of unrealized gain (loss) on hedged transactions	480	(312)		(168)	-
Unrealized losses on marketable securities	-	(429	) *	(231)	(660)

	11,504	11,851		(399)	22,956

July 2, 2005
Unrealized gains on foreign currency translation	23,616	405		-	24,021
Unrealized gains (losses) on marketable securities	(660)	66	*	35	(559)

	$22,956	$505		$35	$23,462

*	Amounts related to unrealized gains (losses) on marketable securities are recorded net of tax, but have corresponding full valuation allowance recorded against the related deferred tax asset.

Net Income Per Common Share

The Company follows SFAS 128, “Earnings per Share” which establishes standards for computing and presenting basic and diluted earnings per share (“EPS”). Under this statement, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is determined by dividing net income by the sum of (1) the weighted average number of common shares outstanding and (2) the dilutive effect of outstanding potentially dilutive securities, stock options and warrants determined utilizing the treasury stock method.

A reconciliation between the number of shares used to calculate basic and diluted income earnings per share is as follows (in thousands, except per share amount):

	Fiscal Year Ended

	July 2, 2005	June 26, 2004	June 28, 2003

Basic Earnings (Loss) Per Share
Income (loss) from continuing operations	$(3,051)	$11,996	$1,367
Income from discontinued operations	-	365	687

Net income (loss)	$(3,051)	$12,361	$2,054

Basic weighted average number of common shares outstanding	14,886	13,765	11,096

Diluted weighted average number of common shares
outstanding	14,886	13,765	11,096
Assuming exercise of stock options	-	1,057	446
Assuming repurchase of treasury stock	-	(762)	(292)

Diluted weighted average number of common shares
outstanding, as adjusted	14,886	14,060	11,250

Earnings (Loss) Per Share
Basic:
Income (loss) from continuing operations	$(0.21)	$0.87	$0.12
Income from discontinued operations	-	0.03	0.06

Net income (loss)	$(0.21)	$0.90	$0.18

Earnings (loss) per share
Diluted:
Income (loss) from continuing operations	$(0.21)	$0.85	$0.12
Income from discontinued operations	-	0.03	0.06

Net income (loss)	$(0.21)	$0.88	$0.18

For the years ended July 2, 2005, June 26, 2004 and June 28, 2003, options and warrants for 843,492, 160,189 and 494,649 shares, respectively, were excluded from the calculation since their exercise prices were above the average price of the stock for the year and accordingly were anti-dilutive.

Stock Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123) defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion (“APB “) 25, “Accounting for Stock Issued to Employees”, as amended by Financial Accounting Standards Board (FASB) Interpretation No. FIN 44, “Accounting for Certain Transactions including Stock Compensation and Interpretation of APB Opinion No 24,” and to adopt the disclosure only provisions as required under SFAS 123. The Company has elected to account for its stock-based compensation plans for employees and directors under APB 25 for periods through July 2, 2005.

Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal 2005, 2004, and 2003 using the Black-Scholes pricing model and the following weighted average assumptions:

	2005		2004		2003

Risk-free interest rate	3.82%		4.35%		2.84%
Expected lives	6 yea	rs	6 yea	rs	7 yea	rs
Expected volatility	64%		49%		76%
Expected dividend yield	0.0%		0.0%		0.0%

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

The total fair value of options granted was computed to be approximately $7.5million, $7.1 million, and $2.6 million, for the years ended July 2, 2005, June 26, 2004, and June 28, 2003, respectively. The amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $7.9 million, $2.3 million, and $2.2 million, for the fiscal years ended July 2, 2005, June 26, 2004, and June 28, 2003, respectively.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock based Compensation, Transition and Disclosures” (SFAS 148) (in thousands, except per share data):

	For The Fiscal Years Ended

	July 2, 2005	June 26, 2004	June 28, 2003

Net income (loss) applicable to common shareholders:
As reported	$(3,051)	$12,361	$2,054
Add: Stock-based employee compensation expense,
included in the report net income, net of tax	77	150	108
Deduct: Total stock-based employee compensation
expense determined under fair-value based method for all awards, net of tax	(7,866)	(2,302)	(2,291)

Pro forma net income (loss)	$(10,840)	$10,209	$(129)

Income (loss) per share:
Basic - as reported	$(0.21)	$0.90	$0.18

Diluted - as reported	$(0.21)	$0.88	$0.18

Basic - pro forma	$(0.73)	$0.74	$(0.01)

Diluted - pro forma	$(0.73)	$0.73	$(0.01)

Included in the total stock-based employee compensation expense determined under fair-value based method for all awards is $4.1 million resulting from the acceleration of the vesting of all the Company’s underwater options for approximately 578,000 shares during the fourth quarter of fiscal 2005. See Recent Accounting Standards.

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

The Company has entered into foreign currency forward contracts to mitigate the risk of changes in exchange rates on sale contracts denominated in foreign currencies. These contracts qualify as fair value hedges pursuant to SFAS 133. Accordingly, the fair value of the derivative instruments is recorded on the balance sheet and is offset by changes in the fair value of the related firm commitments. The ineffective portion of the derivative instruments are recorded currently in income.

The Company’s German entity had foreign exchange forward contracts maturing March 31, 2006 to purchase approximately $13.0 million in U.S. dollars. The foreign currency exchange contract is related to an intercompany loan between the U.S. and Germany. The intercompany loan is denominated in U.S. dollars. The Company did not qualify these forward sales contracts as hedging instruments, as defined by FAS 133, and as such, recorded the changes in the fair value of these derivatives immediately in “Other income net” in the Consolidated Statements of Operations. The Company recorded a net gain of approximately $156,000, $0, and $480,000 from changes in fair values related to foreign currency exchange contracts in fiscal year 2005, 2004, and 2003, respectively. The Company did not have any forward sales contracts in fiscal 2004. At July 2, 2005 included in accounts and trade notes receivable is the asset totaling $156,000 related to the fair value of the foreign currency exchange contract.

Recent Accounting Standards

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional of an asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective for fiscal years ending after December 15, 2005. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for the Company’s fiscal year 2006. The Company does not anticipate that SFAS 151 will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans and specifically including charges for share-based compensation granted in the past but vesting after the effective date of the rule. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R), as amended, is effective for the Company’s fiscal year 2006. As a result, the Company will be required to implement SFAS 123R in the quarter ending October 1, 2005. The Company has evaluated the impact of adopting SFAS 123R on the Company’s financial position and results of operations. Based upon the Company’s evaluation, the Company anticipates that adoption will result in significant non-cash expense of approximately $800,000 for the first quarter of fiscal 2006 due to the number of unvested stock options outstanding. This charge will be distributed and reported in cost of goods sold, research and development and sales, general and administrative expenses.

The Company has selected the Black-Scholes method of valuation for fiscal 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications include: accrued interest on marketable securities to accounts receivable on the balance sheet; and reclassifications on the cash flow statement including restricted cash for China JV from financing to investing, the reporting of gross purchases and sales of marketable securities and separation of cash flows from discontinued operations into operating and investing components.

NOTE 2: SALE OF THE HONG KONG COATINGS DIVISION – DISCONTINUED OPERATIONS

Effective September 26, 2003, the Company sold its coated glass business located in Hong Kong to Nippon Sheet Glass, Ltd. (NSG) for approximately $1.4 million and recorded a final after tax gain, in the second quarter of fiscal 2004 of $783,000 on the transaction. The assets sold include the right to direct 50% of the China JV production, customer relationships of the business, the coated glass inventory and any outstanding purchase orders of the coated glass business located in Hong Kong.

The Company accounted for the sale of the Hong Kong coated glass business as a discontinuance of the business. The net revenues of the discontinued operation were $933,000 and $6.1 million for the fiscal years ended June 26, 2004 and June 28, 2003, respectively.

NOTE 3: INVESTMENT IN JOINT VENTURE

In June 1998, the Company formed a 50/50 China JV with NSG in China to manufacture, process, sell and export certain types of thin film coated glass. Each party contributed $3.2 million in cash to the China JV as equity. During fiscal 2002, 2001 and 1999, the Company sold new and refurbished equipment to the China JV for use in the process of thin film coating of glass. The sales prices were approximately $1.2 million, $5.6 million and $5.1 million, respectively. Because the Company owns 50% of the China JV, the Company recorded 50% of the revenue and related cost of the sales and deferred 50% of the gross profit of each sale, approximately $0.0, $1.3 million and $1.4 million, respectively, which will be recognized on a straight-line basis over ten years, consistent with the depreciation schedule at the China JV and the estimated depreciable life of the equipment. The amortization of the deferred gross profit is included with “Equity earnings of joint venture” in the accompanying Consolidated Statements of Operations.

The Company records 50% of income or loss from operations of the China JV after eliminating the impact of inter-entity transactions. In the first calendar quarter of each year the China JV makes an adjustment to retained earnings related to statutory reserves insurance. This adjustment required the Company to modify its equity earnings in the China JV during the third fiscal quarter. The effect of this adjustment, in the third quarter of fiscal 2005, was to reduce equity earnings in the China JV by $256,000. The functional currency for the China JV is the local Chinese Renminbi. The Company’s investment in the China JV is translated into U.S. dollars using the period-end exchange rate. The earnings recorded by the Company from the China JV are translated at average rates prevailing during the period. Until July of 2005, these rates have remained fixed by the Chinese government. The cumulative translation gain or loss, if any, is recorded as “Cumulative other comprehensive income” in the Company’s consolidated financial statements. The Company receives royalty income from the China JV. The royalty is approximately 1.0% of the China JV sales.

During the third quarter of fiscal 2004, the China JV entered into an unsecured credit facility that does not require a bank guaranty from either the Company or NSG. Subsequently, the Company’s $5.0 million guaranty of 50% of the debt of the China JV was released.

Summarized statement of operations information for the China JV is presented below (in thousands):

	Fiscal Year Ended

	June 30, 2005	June 30, 2004	June 30, 2003

China JV:
Operating revenues	$59,416	$55,271	$45,369

Net income	$11,205	$6,558	$3,808

Applied Films' equity in earnings:
Proportionate share of net income after eliminations	$5,320	$3,268	$1,935
Amortization of deferred gain on sale of equipment	296	296	296

Equity earnings of joint venture	$5,616	$3,564	$2,231

Applied Films portion of royalty income (included in
other income, net)	$614	$399	$404

During the fiscal year 2005, the China JV distributed approximately $4.3 million in excess cash that was not needed for operations to each of the owners. Although the cash dividends were not recorded as income on the Company’s income statement, they were subject to tax in the U.S. and current income tax expense was recorded in the Company’s income statement.

Following our fiscal year end, we have evaluated the changes in facts and circumstances regarding the China Joint Venture (“China JV”), known as STEC. Since the China JV’s inception in 1999, we have viewed our share of the undistributed earnings of the China JV as permanently re-invested. After considering the current business environment at China JV, including the dividends paid during the 2005 fiscal year, we no longer expect our portion of the China JV’s retained earnings to be permanently reinvested. As a result of this decision, under the accounting guidance of APB 23 and SFAS 109 “Accounting for Income Taxes – Special Areas”, we recorded a $4.8 million non-cash provision for income taxes which is reflected in the fourth quarter of our fiscal 2005 financial statements. These accrued taxes will become due upon monetization of undistributed earnings from the China JV. In the future, the Company will accrue income taxes quarterly at the US tax rate on the equity earnings of the China JV.

The Company recorded spare parts sales to the China JV of $699,000, $544,000, and $783,000 in fiscal years ended July 2, 2005, June 26, 2004, and June 28, 2003, respectively.

Summarized balance sheet information for the China JV is presented below (in thousands):

	June 30, 2005	June 30, 2004

Assets:
Current assets	$16,900	$15,822
Property, plant, and equipment, net	23,471	22,543

	$40,371	$38,365

Capitalization and liabilities:
Current liabilities	$7,917	$7,993
Short-term debt	-	-
Equity	32,454	30,372

	$40,371	$38,365

As of July 2, 2005 and June 26, 2004, the Company had receivables from the China JV of approximately $118,000 and $273,000, (including royalty receivables of $51,000 and $156,000), respectively.

NOTE 4: WARRANTS AND STOCK COMPENSATION PLANS

In January 2001, the Company issued warrants to purchase 75,949 shares of common stock at $22.33 per share and warrants to purchase 17,468 shares at $20.09 per share in connection with a Series A convertible preferred stock offering. The Series A Convertible Preferred Stock was converted into 506,328 shares of common stock in December 2001. The remaining warrants are immediately exercisable, and may be exercised any time over a five year period, from the date of issuance. The Company determined the fair value of these warrants to be approximately $733,623 using the Black-Scholes option pricing model using the following weighted average assumptions:

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

Stock Options

In May 1993, the board of directors approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) covering 276,500 shares of common stock. The exercise price of these options was determined by the board of directors and the options vested over a four year period.

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

On October 22, 2003, the Company adopted the Long Term Incentive Plan covering 1.2 million shares of common stock. The Plan provided for the granting of stock options, stock appreciation rights, restricted stock units, performance shares and other stock-based awards. The exercise price of options granted under the Long Term Incentive Plan is determined by the board of directors based upon estimated fair market value. Options vest 25% one year after the grant date of the option, and 25% every year after for three years and expire no later than ten years after the grant date of the option.

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

Other Stock-Based Awards – Other Stock-Based Awards of common stock or restricted stock units may be granted either alone or in addition to other awards under the Plan. The board of directors or a committee of the board will determine who will receive an award, the time of such award, the number of shares to be awarded and all other conditions of the awards. The awards can be different per individual receiving the award.

Outside Directors Options

In July 2001, the Company amended the Outside Director Stock Option Plan to cover an aggregate of 124,000 shares of common stock. The exercise price of the options under this plan is determined based upon the estimated fair market value on the date of grant. Options under this plan vest 100% one year after the grant date of the option and expire ten years after the grant date of the option.

Employee Stock Purchase Plan

On September 5, 1997, the Board of Directors adopted, and the stockholders subsequently approved, the Applied Films Corporation Employee Stock Purchase Plan (“Purchase Plan”) as amended in October 2000. The Purchase Plan was amended April 17, 2002 to institute two six-month Option Periods each year commencing on the first business day of May and November, respectively. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions. Shares were purchased at 85% of the fair market value of the lower of the common stock on the date of the beginning of the period or the Purchase Date. Purchases are priced on the last business day of April and October, respectively, for the purchases of as many full shares, but not less than one (1) full share, as may be purchased with the funds in his or her Purchase Account. Up to 100,000 shares of common stock may be sold under the Purchase Plan. Shares sold under the Purchase Plan may be newly issued shares or shares acquired by the Company in the open market. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate on September 5, 2007. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and will be administered in accordance with the limitations set forth in Section 423 and the rules and regulations thereunder.

On June 15, 2005, the Purchase Plan was amended to remove the 15% discount as well as the six month look-back clause and the current offering period was modified from six months to four months for one period, ending October 31, 2005. The plan will then resume its normal six month offering period without the look-back provision or the discount. The reason for this change was to avoid expense to the Company related to the employee stock purchase plan.

During fiscal years 2005, 2004, and 2003, the Company issued to employees shares of 15,040, 8,457, and 14,042, respectively under this plan, at a purchase price ranging from $2.42 to $32.96 per share. A total 69,028 shares have been issued under the plan since inception.

A summary of the Company’s Stock Option Plans are as follows:

	For The Fiscal Years Ended

	July 2, 2005		June 26, 2004		June 28, 2003

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	1,141,290	$22.31	847,654	$15.11	737,157	$14.92
Granted	650,000	19.38	491,006	31.75	285,425	13.59
Forfeited	(64,177)	24.62	(66,176)	17.75	(56,000)	24.25
Exercised	(91,804)	13.27	(131,194)	13.45	(118,928)	5.95

Outstanding at end of year	1,635,309	$21.56	1,141,290	$22.31	847,654	$15.11

Exercisable at end of year	878,042	8.04	394,964	8.10	298,440	7.96

Weighted average fair value of options granted		$24.01		$14.38		$12.63

On April 20, 2005, the Company’s Board of Directors approved accelerating the vesting of all the Company’s outstanding stock options having an option exercise price above the closing stock price on that date, which was $21.61 (“underwater options”). The underwater options are held by current employees, including executive officers and past employees. As a result of the vesting acceleration, options for approximately 578,000 shares became immediately exercisable.

The following table summarizes information about employee stock options outstanding and exercisable at July 2, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at July 2, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at July 2, 2005	Weighted Average Exercise Price

$2.75 - $10.53	212,582	5.37	$6.82	164,838	$5.89
$14.00 - $18.09	256,566	8.16	17.27	65,457	15.09
$18.10 - $20.27	464,095	8.64	19.26	88,245	19.60
$20.28 - $29.63	438,071	8.56	26.03	296,071	28.16
$29.64 - $38.50	263,995	8.18	34.21	263,431	34.22

	1,635,309			878,042

NOTE 5: INCOME TAXES

The Company accounts for income taxes through recognition of deferred tax assets and liabilities for the expected future income tax consequences of events, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Provision has not been made for additional foreign taxes on undistributed earnings of its foreign subsidiaries for 2005, 2004, and 2003, where such earnings will continue to be permanently reinvested.

Following our fiscal year end, we have evaluated the changes in facts and circumstances regarding the China Joint Venture (“China JV”), known as STEC. Since the China JV’s inception in 1999, we have viewed our share of the undistributed earnings of the China JV as permanently re-invested. After considering the current business environment at China JV, including the dividends paid during the 2005 fiscal year, we no longer expect our portion of the China JV’s retained earnings to be permanently reinvested. As a result of this decision, under the accounting guidance of APB 23 and SFAS 109 “Accounting for Income Taxes – Special Areas”, we recorded a $4.8 million non-cash provision for income taxes which is reflected in the fourth quarter of our fiscal 2005 financial statements. These accrued taxes will become due upon monetization of undistributed earnings from the China JV. In the future, the Company will accrue income taxes quarterly at the US tax rate on the equity earnings of the China JV.

Income from continuing operations before income taxes consists of the following (in thousands):

	Years Ended

	July 2, 2005	June 26, 2004	June 28, 2003

Domestic	$7,159	$(620)	$(4,598)
Foreign	(728)	17,558	6,272

Income before income taxes	$6,431	$16,938	$1,674

The net deferred tax asset (liability) is comprised of the following (in thousands):

	July 2, 2005	June 26, 2004

Inventories	$72	$48
Accrued expenses	1,561	1,882
Deferred gain	637	768
Goodwill and intangible assets	2,883	3,873
Net operating loss carry forwards	13,102	15,419
Valuation allowance	(6,893)	(10,373)

Total deferred tax assets	11,362	11,617

Property, plant and equipment	(79)	(315)
Undistributed earnings of China JV	(4,836)	--
Uncompleted contracts	(10,607)	(10,769)

Total deferred tax liabilities	(15,522)	(11,084)

Total deferred tax (liability) asset, net	$(4,160)	$533

Income tax provision (benefit) related to continuing operations for the fiscal years ended July 2, 2005, June 26, 2004, and June 28, 2003, consisted of the following (in thousands):

	Years Ended

	July 2, 2005	June 26, 2004	June 28, 2003

Current provision (benefit):
Federal	$1,749	$-	$(1,682)
State	169	-	-
Foreign	2,871	1,333	491

Total current provision (benefit)	4,789	1,333	(1,191)
Deferred provision :
Federal	4,123	-	2,019
State	37	-	106
Foreign	533	3,609	(627)

Total deferred provision	4,693	3,609	1,498

Total tax provision related to continuing operations	$9,482	$4,942	$307

Reconciliations between the effective statutory federal income tax provision (benefit) rate and the Company’s effective income tax provision (benefit) rate as a percentage of net income (loss) related to continuing operations before taxes were as follows:

	July 2, 2005	June 26, 2004	June 28, 2003

Statutory federal income tax provision rate	34.0%	34.0%	34.0%
State income taxes	13.7	0.7	3.3
Foreign income taxes and other	(2.3)	(6.1)	(16.4)
Equity earnings in joint venture	40.4	(6.6)	(34.4)
Foreign interest expense subject to tax	54.9	3.2	(80.9)
Cash dividends from foreign entities	53.2	-	-
Valuation allowance	(44.5)	11.8	116.7
Valuation allowance due to net operating loss utilization	(6.5)	(8.3)	-
Other	4.5	0.5	(3.9)

Effective income tax provision	147.4%	29.2%	18.4%

As of July 2, 2005, the Company had net operating losses available to offset future taxable income of approximately $6.1 million in the Asian subsidiaries, primarily Tainan, which expire through 2010 and $36.3 million in Germany which have an indefinite life. During the fiscal year 2005, the Company utilized $10.2 million of net operating loss carry forwards that were available in the United States. The valuation allowance decreased by approximately $3.5 million in fiscal 2005 and increased by approximately $1.3 million in fiscal 2004. As of July 2, 2005, approximately $1.9 million of the utilized valuation allowance was related to the benefits of stock option deductions, and was credited to paid-in-capital in fiscal 2005. There is no unrealized benefit remaining to be recognized.

NOTE 6: EMPLOYEE BENEFIT PLANS

Profit Sharing

In August 1992, the Board of Directors adopted a cash profit sharing program for all non-bonus eligible employees. The amount to be contributed to the profit sharing pool, subject to the approval of the Company’s board of directors, is generally 15% of operating income excluding any amortization of intangibles related to acquisitions. With the exception of our employees in Germany, whose compensation is governed by a company tariff agreement, profit sharing is paid pro rata to employees in cash, quarterly, based on a combination of their length of service with the Company and their pay level. The Company expensed approximately $83,000, $327,000, and $75,000, in fiscal years 2005, 2004, and 2003, respectively, related to this plan.

Retirement Plans

Applied Films Japan Kabushiki Kaisha, has implemented a retirement plan during fiscal year 2005 for employees working in the Japan office. Retirement benefits are based on years of service and an adjusted base salary. If an employee leaves or retires before 20 years of service the retirement benefit is reduced. The liability recorded in accrued pension benefit obligation at July 2, 2005 was approximately $166,000.

Applied Films Korea Ltd. has a retirement insurance plan which is a required retirement plan under labor standard law, and the premiums are required to be paid 100% by the employer. The plan is designed to secure employees retirement payment upon separation. The plan, when funded, is maintained by an insurance company on the employer’s behalf when the employees leave. The plan at July 2, 2005 and June 28, 2004 has a balance of approximately $532,000 and $205,000, respectively and is unfunded.

Pension Plan

Applied Films GmbH & Co. KG maintains a noncontributory defined benefit pension plan covering substantially all employees of Applied Films GmbH & Co. KG. Benefits are based primarily on compensation during a specified period before retirement of a specified amount for each year of service. The pension liability of $14.5 million is reflected in the accompanying consolidated balance sheet as of July 2, 2005, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of July 2, 2005. The measurement date for the fiscal year 2005 is May 12, 2005.

The following table sets forth the benefit obligation, the funded status of the pension plan, amounts recognized on the Company’s consolidated financial statements, and the principal weighted average assumptions used (in thousands):

	Year Ended
	July 2, 2005	June 26, 2004

Change in Benefit Obligation:
Benefit obligation at beginning of year	$12,761	$11,262
Service costs	661	649
Interest costs	726	688
Actuarial loss (gain)	2,737	(161)
Foreign exchange (gain)loss	(68)	732
Benefits paid	(115)	(85)
Transfers	-	(324)

Benefit obligation at end of year	$16,702	$12,761

Funded Status:
Unrecognized net actuarial gain	$526	$368
Unrecognized prior service cost	(2,738)	160

Net amount recognized	$(2,212)	$528
Amounts Recognized in the Balance Sheets:

Accrued Pension Benefit Obligation	$14,490	$13,289

Weighted-average Assumptions
Discount rate	5.00%	5.75%
Expected return on plan assets	N/A	N/A
Rate of compensation increase:
Employee	2.40%	2.40%
Retired	1.50%	1.50%
Components of Net Periodic Benefit Cost:
Service Cost	$661	$649
Interest Cost	726	688
Expected return on plan assets	-	-
Amortization of prior service costs	-	-
Recognition of actuarial (gain) loss	-	(161)

Net periodic benefit costs	$1,387	$1,176

The following benefit payments, for retired employees, as appropriate, are expected to be paid (in thousands):

Fiscal Year

2006	$169
2007	242
2008	309
2009	393
2010	472
2011-2015	$3,733

NOTE 7: SIGNIFICANT CUSTOMERS

Our only business segment is the manufacture and sale of deposition equipment. During fiscal years 2005, 2004, and 2003, approximately 84%, 81%, and 70%, respectively, of the Company's net revenues were exported to customers outside of Europe where the Company manufactures its systems. The Company's ten largest customers accounted for, in the aggregate, approximately 64%, 65%, and 53%, of the Company's net revenues in fiscal 2005, 2004, and 2003, respectively. Revenues from our two largest customers in fiscal 2005, represented approximately 15% and 12% respectively, of our net revenues for the year. Revenues from our two largest customers in fiscal 2004, represented 13% and 12% respectively, of our net revenues for that year. Revenues from our largest customer in fiscal 2003, represented 13% of our net revenues for that year. Revenues from these customers for fiscal 2005, consisted of thin film deposition equipment and spare parts. The loss of, or a significant reduction in purchases by, one or more of these customers would have a material adverse effect on the Company's operating results.

The following table represents the breakdown of net revenues (as adjusted for discontinued operations) by geographic region (in thousands):

	Fiscal Year Ended

	July 2, 2005	June 26, 2004	June 28, 2003

Asia	$141,258	$141,652	$92,664
United States	10,895	44,269	10,576
Europe and other	29,997	42,516	44,896

Net revenues	$182,150	$228,437	$148,136

	Fiscal Year Ended

	July 2, 2005	June 26, 2004	June 28, 2003

Asia	78%	62%	63%
United States	6	19	7
Europe and other	16	19	30

	100%	100%	100%

The following table represents the breakdown of net long-lived assets by geographic region (in thousands):

	Fiscal Year Ended

	July 2, 2005	June 26, 2004

Asia	$12,045	$11,799
United States	3,578	1,656
Europe and other	78,522	85,896

	$94,145	$99,351

The Company’s sales are typically denominated in euros. As a result, the Company recognized approximately $103,000, $1,340,000, and $823,000, of foreign currency exchange rate gain on foreign currency exchange rate fluctuations for the fiscal years ended July 2, 2005, June 26, 2004, and June 28, 2003, respectively. The Company has $10.5 million and $14.0 million of its accounts receivable denominated in euros, and $12.3 million and $22.2 million of its accounts payable denominated in euros as of July 2, 2005 and June 26, 2004, respectively.

NOTE 8: COMMITMENTS

The Company is obligated under certain non-cancelable operating leases for office, manufacturing and warehouse facilities, and various equipment. Beginning in April 2002, the Company entered into an eight-year lease for the Company’s manufacturing and administrative location in Germany. Under this lease, payments are fixed for the entire term of the lease and there is an option to renew the term for an additional five years. On January 30, 1998, the Company entered into a lease for the Company’s manufacturing and administrative location in Longmont, Colorado. The Company has the option to purchase the building at a premium. Under this lease, payments were fixed until the first day of the second lease year, at which time payments increase annually one and one-half percent plus one-half of the increase in the Consumer Price Index per annum. Lease expense (including the annual increase of one and one-half percent) for the Longmont location have been recorded straight line over the term of the lease. Because the CPI is subjective and not reasonably estimated, the Company has not included the CPI increase in the straight line calculation. The initial lease term is 15 years, with two additional five year options to extend. Both of these facility leases are accounted for as operating leases.

The Company currently subleases approximately 40,900 square feet at the Company’s Longmont, Colorado facility, which contains approximately 126,000 square feet to Optera, Inc. The original term of the sublease expired on March 31, 2005, and Optera, Inc. extended the sublease for an additional period of one year through March 31, 2006. Optera, Inc. has an option to extend their sublease for additional one year periods annually thereafter. This option continues until the expiration or termination of the Company’s lease for the Longmont, Colorado facility. The subtenant also holds a right of first refusal with respect to the assignment or subleasing of, and holds an option to lease, certain additional space at the same terms in the Longmont, Colorado facility. Basic rent under the sublease for the initial term is $252,000 annually.

In connection with the Helix acquisition, beginning in June 2004, the Company entered into a two year lease for a 41,000 square foot manufacturing and administrative location in Tainan, Taiwan which expires May 31, 2006. Under this lease, payments are fixed for the entire term of the lease and there is an option to extend the lease at like terms until either party notifies the other of its desire to terminate.

In connection with a new 42,500 square foot building construction in Tainan, Taiwan, the Company entered into a land lease for the land on which the building will be built, beginning in June 2005 through December 31, 2024.

The future minimum payments under the operating leases and other commercial commitments are as follows (in thousands):

Fiscal Year	Operating leases	Other Commitments

2006	$7,499	$3,191
2007	6,469	345
2008	6,379	176
2009	6,375	-
2010	5,091	-
2011 and thereafter	4,940	-

Total minimum lease payments	$36,753	$3,712

Rent expense under operating leases were $5.9 million, $6.7 million, and $6.6 million, for fiscal years ended July 2, 2005, June 26, 2004, and June 28, 2003. During fiscal 2005 and 2004, rent expense is net of sublease income of $252,000. For fiscal year 2006, the estimated sublease income is $189,000.

At July 2, 2005, the Company’s German subsidiary had $17.0 million of guaranty lines of credit in place with certain banks, with varying maturities. The Company is not able to draw any funds under these lines. The lines of credit are used to guaranty customer deposits on certain contracts. If the Company were unable to perform its contractual obligations, to which the customer deposits relate, it could be required to perform under these guaranties. At July 2, 2005, the Company has guaranties of $6.1 million outstanding under the guaranty lines of credit.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 10: HELIX ACQUISITION

The Company completed the acquisition of the In-Line Systems division of Helix Technology, Inc., Taiwan (Helix) on June 2, 2004. At the time of the acquisition, Helix produced equipment for the FPD industry and other industries. The acquisition will allow the Company to expand its operations to include manufacturing in Asia. The aggregate consideration and costs paid by the Company was $14.8 million consisting of $12.0 million of cash and $2.15 million equivalent of Applied Films Corporation common stock (which equated to 80,826 shares valued at $26.59 per share based upon the average of the closing market prices for the three days before and after, and the day of the close of the transaction, June 2, 2004), and approximately $661,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting.

In valuing Helix, for the acquisition we utilized recognized valuation techniques. We obtained projected financial results from Helix, adjusted those projections based on our knowledge of the market and then valued Helix on a discounted cash flow model using those projections, an appropriate weighted cost of capital as a discount factor and an appropriate terminal multiple of EBITDA. After our initial valuation, and after we concluded we would not sell Helix’ products after the closing, we allocated the purchase price by performing a discounted cash flow valuation of Helix’ service business, the value of cost savings we would achieve by manufacturing our systems in Taiwan using Helix’ knowledgeable work force, the value of Helix’ patent technology to our business, and the value of the key customer relationships, primarily with flat panel display manufacturers, that Helix had established. We then used those projections, an appropriate weighted cost of capital as a discount factor and an appropriate terminal multiple of EBITDA to determine the purchase price allocation.

The accounts of this acquisition have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated based upon the estimated fair value of the identifiable assets acquired. The excess of the purchase price over fair value of net identifiable assets was allocated to goodwill. The $14.8 million purchase price was allocated as follows (in millions):

Inventory	$1.4
Goodwill	2.9
Intangible assets	4.2
Billings in excess	(1.2)
Property, plant and equipment	5.5
In-process research and development	2.0

Total allocation of purchase price	$14.8

The Company has completed the valuation of the assets acquired and the purchase price allocation. Intangible assets are being amortized on a straight line basis over periods of five to seven years. The in-process research and development charge represents the intangible value of in-process research and development projects that had not yet reached technical feasibility. The related technology had no alternative use and requires substantial additional development by the Company. In-process research and development was charged to operations during fiscal year 2004 and was adjusted in fiscal year 2005.

NOTE 11: QUARTERLY INFORMATION (unaudited)

The amounts below have been adjusted to show in discontinued operations results of our Hong Kong coated glass division, which was sold on September 26, 2003.

The following table sets forth summary unaudited quarterly financial information for the eight fiscal quarters ended July 2, 2005.

	Fiscal 2004 Quarters Ended				Fiscal 2005 Quarters Ended

	Sep 27 2003	Dec 27 2003	Mar 27 2004	Jun 26 2004	Sep 25 2004	Dec 25 2004	Mar 26 2005	Jul 2 2005

	(in thousands, except per share data)
Net revenues	$47,674	$57,106	$58,168	$65,489	$41,680	$46,890	$44,890	$48,690
Gross profit	13,014	14,176	15,636	17,737	11,878	12,988	14,999	14,431
Income (loss) from
continuing operations	2,180	3,465	3,668	2,683	370	821	2,899	(7,141)

Discontinued operations,
net of tax	352	13	-	-	-	-	-	-

Net income (loss)	2,532	3,478	3,668	2,683	370	821	2,899	(7,141)

Fully diluted earnings
(loss) per share	$0.22	$0.24	$0.24	$0.18	$0.02	$0.05	$0.19	$(0.48)

During the fourth quarter of fiscal 2005, we had a combination of regular income tax expense on earnings at our profitable subsidiaries, and tax expense on non-income statement items such as dividends and valuation allowances on our manufacturing subsidiaries in Germany and Taiwan. Additionally, we incur approximately $300,000 per quarter for withholding taxes related to our interest payments on intercompany debt in Germany. As a result of the German thin capitalization tax legislation enacted in July 2004.

The income tax expense for the fourth quarter was $8.2 million, which consists of $4.0 million related to the addition of a $1.0 million valuation allowance in Taiwan and Germany and $1.1 million for taxes paid on dividends received. With the receipt of the dividends to the U.S. we have fully utilized the U.S. net operating loss carry forwards and going forward any income in the U.S. will be taxed.

In addition, following our fiscal year end, we have evaluated the changes in facts and circumstances regarding the China Joint Venture (“China JV”), known as STEC. Since the China JV’s inception in 1999, we have viewed our share of the undistributed earnings of the China JV as permanently re-invested. After considering the current business environment at China JV, including the dividends paid during the 2005 fiscal year, we no longer expect our portion of the China JV’s retained earnings to be permanently reinvested. As a result of this decision, under the accounting guidance of APB 23 and SFAS 109 “Accounting for Income Taxes – Special Areas”, we recorded a $4.8 million non-cash provision for income taxes which is reflected in the fourth quarter of our fiscal 2005 financial statements. These accrued taxes will become due upon monetization of undistributed earnings from the China JV. In the future, the Company will accrue income taxes quarterly at the US tax rate on the equity earnings of the China JV.

ITEM 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective September 10, 2004, Applied Films Corporation (the “Company”) dismissed Ernst & Young LLP as its independent registered public accounting firm. Effective September 10, 2004, the Company engaged Deloitte & Touche LLP as its independent registered public accounting firm to audit the Company’s financial statements for its current fiscal year, subject to satisfactory completion by Deloitte & Touche of its standard client acceptance procedures. The dismissal of Ernst & Young and the engagement of Deloitte & Touche was approved by the Company’s Audit Committee on September 10, 2004. This decision was based on the results of a competitive bid process for annual audit work and the associated compliance work related to the Sarbanes-Oxley Act.

No Ernst & Young report on the Company’s combined consolidated financial statements for either of the past two fiscal years contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the last two fiscal years of the Company and through the termination of Ernst & Young’s services on September 10, 2004 (the “Relevant Period”), there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young’s satisfaction, would have caused Ernst & Young to refer to the subject matter of the disagreement(s) in connection with its reports. Also, during the Relevant Period, there were no reportable events as described in Item 304(a)(1)(v) (“Reportable Events”) of the Securities and Exchange Commission’s Regulation S-K.

During the Relevant Period, neither the Company nor (to the Company’s knowledge) anyone acting on behalf of the Company consulted with Deloitte & Touche regarding either the application of accounting principles to a specified transaction (either completed or proposed) or the type of audit opinion that might be rendered on the Company’s financial statements.

The Company provided Ernst & Young with a copy of the foregoing disclosures. A letter from Ernst & Young to the Securities and Exchange Commission stating its agreement with such statements was attached as Exhibit 16.1 to the Form 8-K.

ITEM 9A: Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.
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

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of perpetual procedures to evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were effective in meeting the desired objectives as of July 2, 2005.

(b)     Management’s Report on Internal Control over Financial Reporting.
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of July 2, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment using these criteria we believe that, as of July 2, 2005, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of July 2, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in Item 8 in this Annual Report on Form 10-K.

(c)     Change in Internal Controls.
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The “significant deficiency” reported in the June 26, 2004 Form 10-K related to a deficiency in the design of our procedures utilized to calculate the tax provision under FAS 109. We lacked sufficient internal tax expertise that would allow us to prepare and evaluate the tax provision before external auditor review. Additionally, given our international scope and the various different tax compliance and filing deadlines, much of the tax information related to the provision were management estimates. During fiscal 2004, our German subsidiary, which is the largest of our entities had filed multiple years of tax returns dating back to the date of the acquisition. In doing so, and in conjunction with the annual audit, we realized that at year-end we did not have processes and controls in place to assure regular and repeatable application of the procedures. Our fiscal 2004 reported financial statements included all appropriate adjustments to the income tax accounts.

We believe we have remedied this deficiency as follows. Following the fiscal 2004 year end, we calculated tax provision, executed the procedures surrounding FAS 109 and the tax provision quarterly versus annually to allow us to more frequently review the FAS 109 computations on a continual basis. In addition, our internal staff has received formal training on FAS 109 rules and regulations. We also hired external tax consultants, from another big four accounting firm, to evaluate our procedures, the application of our procedures, the various entities and subsidiaries and their tax treatment, well as the temporary and permanent differences related to those operations and the calculation of the provision. We feel that the higher frequency of four times per year of actually performing the calculation as well as the additional training and engagement of an outside consultant has allowed us to deliver complete and tested FAS 109.

ITEM 9B: Other Information.
None.

PART III

ITEM 10: Directors and Executive Officers of the Registrant

Information required to be furnished by Items 401 and 405 of Regulation S-K is included in our definitive Proxy Statement for our 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the “2005 Proxy Statement”) and is incorporated herein by reference.

We have adopted a Code of Conduct and Ethical Guidelines Statement, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website “http://www.appliedfilms.com”.

ITEM 11: Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K is included in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be furnished by Item 403 of Regulation S-K is included in our 2005 Proxy Statement and is incorporated herein by reference.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	1,616,309	$21.59	378,256
Equity compensation plans not
approved by security holders	24,000	$19.57	-
Total	1,635,309	$21.59	378,256

(1) We have not granted warrants or rights applicable to this chart.

ITEM 13: Certain Relationships and Related Transactions

Information required to be furnished by Item 404 of Regulation S-K is included in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14: Principal Accountant Fees And Services

Information required to be furnished by Item 9(e) of Schedule 14A of Regulation S-K is included in our 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The Registrant’s consolidated financial statements, for the year ended July 2, 2005, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See “ITEM 8: Financial Statements and Supplementary Data.” The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

2.	Financial Statement Schedules
Except for Schedule II set forth below, financial statement schedules are not submitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

Schedule II

Valuation and Qualifying Accounts	(dollars in thousands)

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

2005	$525	$120	$249	$396
2004	653	420	548	525
2003	855	635	837	653

3.	Exhibits
Reference is made to the Exhibit Index that begins on the last page of the body of this Form 10-K Annual Report preceding the exhibits.

(b)	Exhibits
The response to this portion of Item 15 is included in the Exhibit Index to this Annual Report.

(c)	Financial Statement Schedules
The response to this section of Item 15 is in Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED FILMS CORPORATION By: /s/ Thomas T. Edman —————————————— Thomas T. Edman, Chief Executive Officer and President Date: September 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on September 15, 2005. The persons named below each hereby appoint Thomas T. Edman and Lawrence D. Firestone, and each of them severally, as his attorney in fact, to sign in his name and on his behalf, as a director or officer of the Registrant, and to file with the Commission any and all amendments to this report on Form 10-K.

Signature	Title

/s/ Richard P. Beck —————————————— Richard P. Beck	Director, Chairman of the Board

/s/ Thomas T. Edman —————————————— Thomas T. Edman	Director, President, and Chief Executive Officer (principal executive officer)

/s/ Lawrence D. Firestone —————————————— Lawrence D. Firestone	Treasurer and Chief Financial Officer, Senior Vice President and Secretary (principal financial and accounting officer)

/s/ Allen Alley —————————————— Allen Alley	Director

/s/ John S. Chapin —————————————— John S. Chapin	Director

/s/ Gerald J. Laber —————————————— Gerald J. Laber	Director

/s/ Vincent Sollitto —————————————— Vincent Sollitto	Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Applied Films Corporation, as amended, are incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

3.2	Amended and Restated Bylaws of Applied Films Corporation.

4.1	Specimen common stock certificate is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

4.2	Specimen Series A Preferred Stock certificate is incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.1*	1993 Stock Option Plan is incorporated by reference to Exhibit 4 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-51175).

10.2*	1997 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10-2 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-47967) to reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-38426) any by reference to Exhibit 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-56376) and the Fifth Amendment to the 1997 Stock Option Plan is incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.3*	Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-47951) and by reference to Exhibit 4.2 on Registrant's Registration Statement on Form S-8 (Reg. No. 333-56378) and the Fourth Amendment to the Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 29, 2002.

10.4*	Outside Director Stock Option Plan is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-95367), and by reference to Exhibits 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-75164).

10.5*	Non-Employee, Non-Director Officer and Consultant Non-Qualified Stock Option Plan dated October 24, 2001 is incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001.

10.6*	Long Term Incentive Plan is incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement on Form S-8 (Reg. No. 333-114809).

10.7*	Severance Agreement between Applied Films Corporation and Thomas T. Edman dated July 26, 2002, incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004.

10.8*	Severance Agreement between Applied Films Corporation and Lawrence D. Firestone dated July 26, 2002, incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2004.

10.9*	Form of Indemnity Agreement between Registrant and each of its Directors and Executive Officers is incorporated by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, as amended (Reg. No. 333-35331).

Exhibit No.	Description

10.10	Lease Agreement dated January 30, 1998, between 9586 East Frontage Road, Longmont, CO 80504 LLC and Registrant is incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on form 10-Q for the fiscal quarter ended December 27, 1997.

10.11	Lease Agreement between RWE Systems Immobilren GmbH & Co. KG/Lahmeyer Grandbesitz GmbH & Co. KG and Applied Films GmbH & Co. KG dated January 31, 2001 for the Alzenau, Germany facility, incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.12	Agreement, dated November 18, 1997, between Nippon Sheet Glass Co., Ltd., NSG Fine Glass Co., Ltd. and Registrant is incorporated by reference to Exhibit 10.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

10.13	Equity Joint Venture Agreement between Applied Films Corporation and Nippon Sheet Glass Co., Ltd., dated February 17, 1999, is incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

10.14	Contribution Agreement dated December 29, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.15	Bravo Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated December 31, 2000.

10.16	Newco Intellectual Property License Agreement dated December 31, 2000, between Balzers Process Systems GmbH and Leybold Coating GmbH & Co. KG is incorporated by reference to Exhibits 2.5 of Registrant’s Current Report on form 8-K dated December 31, 2000.

10.17	Securities Purchase Agreement dated January 16, 2001, between Registrant and the purchasers identified on the signature pages thereto is incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.18	Registration Rights Agreement dated January 16, 2001, between Registrant and the investors identified on the signature pages thereto is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K dated January 16, 2001.

10.19	Common Stock Warrant No. 1 dated January 16, 2001 is incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.20	Common Stock Warrant No. 2 dated January 16, 2001 is incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.21	Common Stock Warrant No. 3 dated January 16, 2001 is incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K dated January 16, 2001.

10.22	Asset Purchase Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated September 24, 2002.

10.23	License Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

Exhibit No.	Description

10.24	Sublease dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.3 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.25	Services Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.4 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.26	Noncompetition Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.5 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

10.27	Supply Agreement dated September 24, 2002, by and among Applied Films Corporation and Optera, Inc. is incorporated by reference to Exhibit 2.6 of Registrant’s Current Report on Form 8-K dated September 24, 2002.

21.1	Subsidiaries of Applied Films Corporation

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and President and of the Chief Financial Officer of Applied Films Corporation pursuant to Section 409 of the Sarbanes-Oxley Act of 2002.

*Management contracts or compensatory plans or arrangements.