Form 10-Q
period 2005-10-01
APPLIED FILMS CORP
filed 2005-11-10
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
October 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [__]

14,954,075 shares of Common Stock were outstanding as of October 25, 2005.

INDEX

PART I. FINANCIAL INFORMATION	Page
Item 1: Consolidated Financial Statements:

Applied Films Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited) as of October 1, 2005 and July 2, 2005	2

Consolidated Statements of Operations (unaudited) for the three months ended
October 1, 2005 and September 25, 2004, respectively	3

Consolidated Statements of Cash Flows (unaudited) for the three months ended
October 1, 2005 and September 25, 2004, respectively	4

Notes to Consolidated Financial Statements	5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3: Quantitative and Qualitative Disclosures about Market Risk	18

Item 4: Controls and Procedures	19

PART II. OTHER INFORMATION

Item 6: Exhibits	20

Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands except share data)

	October 1, 2005	July 2, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,882	$25,681
Marketable securities	133,919	134,100
Accounts and trade notes receivable, net of allowance of
$486 and $396, respectively	14,719	16,332
Revenue in excess of billings	40,234	51,461
Inventories	12,504	16,673
Prepaid expenses and other	3,556	2,259
Deferred tax asset	1,384	1,553

Total current assets	243,198	248,059

Property, plant and equipment, net of accumulated depreciation
of $14,684 and $12,983, respectively	15,017	15,517
Goodwill	62,991	63,413
Intangible assets, net of accumulated amortization of $21,835
and $20,608, respectively	13,639	15,215
Investment in joint venture	17,301	16,163
Deferred tax asset	14,389	12,883
Restricted cash	60	61
Other assets	527	454

Total assets	$367,122	$371,765

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$10,008	$12,931
Accrued warranty	4,941	6,046
Accrued compensation	7,886	8,455
Accrued income taxes	1,243	1,464
Accrued expenses	4,194	3,880
Billings in excess of revenue	4,964	4,008
Current portion of deferred gross profit and deferred gain	372	372
Deferred tax liability	11,437	10,607

Total current liabilities	45,045	47,763

Deferred tax liability	8,496	7,989
Deferred gross profit, deferred gain and other obligation	1,268	1,357
Accrued pension benefit obligation	15,610	15,188

Total liabilities	70,419	72,297

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized,
14,953,975 and 14,947,834 shares issued and outstanding at
October 1, 2005 and July 2, 2005, respectively	262,631	261,826
Warrants	595	595
Accumulated other comprehensive income	22,478	23,462
Retained earnings	10,999	13,585

Total stockholders' equity	296,703	299,468

Total liabilities and stockholders' equity	$367,122	$371,765

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended

	October 1, 2005	September 25, 2004

Net revenues	$45,850	$41,680
Cost of goods sold	34,708	29,802

Gross profit	11,142	11,878

Operating expenses:
Research and development	5,308	4,772
Selling, general and administrative	8,397	7,779
Amortization of other intangible assets	1,384	1,208

Loss from operations	(3,947)	(1,881)

Other income, net	1,254	1,095
Equity earnings of joint venture	753	1,400

Income (loss) before income taxes	(1,940)	614

Income tax expense	(646)	(244)

Net income (loss)	$(2,586)	$370

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.17)	$0.02

Diluted earnings (loss) per share	$(0.17)	$0.02

Weighted average common shares outstanding:
Basic	14,953	14,839

Diluted	14,953	15,022

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended

	October 1, 2005	September 25, 2004

		(as restated, see Note 1)
Cash Flows from Operating Activities:
Net income (loss)	$(2,586)	$370
Depreciation and amortization of intangible assets	2,191	1,943
Amortization of premium on investments	288	771
Non-cash share based compensation expense	741	-
Loss on disposals of equipment	2	6
Amortization of gain on lease and deferred gain on equipment
sale to joint venture	(88)	(88)
Equity earnings of joint venture	(679)	(1,326)
China joint venture distribution	-	1,356
Changes in:
Restricted cash for customers and suppliers	1	(17)
Accounts and trade notes receivable, net	1,613	6,404
Revenue in excess of billings	11,227	19,546
Inventories	4,169	2,827
Prepaid expenses and other	(1,370)	44
Accounts payable and accrued expenses	(4,254)	(8,390)
Billings in excess of revenue	955	(517)
Accrued income taxes payable	(221)	(18)

Net cash flows provided by operating activities	11,989	22,911

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(848)	(2,587)
Purchase of marketable securities	(81,584)	(40,901)
Sales and maturities of marketable securities	81,465	40,180

Net cash flows used in investing activities	(967)	(3,308)

Cash Flows from Financing Activities:
Stock issuance on stock purchase plan and stock option exercises	64	83

Net cash provided by financing activities	64	83

Effect of exchange rate changes on cash and cash equivalents	115	(596)

Net increase in cash and cash equivalents	11,201	19,090
Cash and cash equivalents, beginning of period	25,681	15,986

Cash and cash equivalents, end of period	$36,882	$35,076

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$16	$21

Cash paid for income taxes, net	$644	$13

Non-cash Investing Activity:
Additions to property, plant and equipment through accounts payable	$598	$71

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of the China JV are accounted for using the equity method of accounting in the consolidated financial statements and the results appear in “Equity earnings of joint venture” (Note 2).

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., (U.S. GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to project costs, warranties, collections, product returns, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits, and contingencies.

The accompanying interim financial information as of October 1, 2005 and for the three month periods ended October 1, 2005 and September 25, 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the quarter ended October 1, 2005 are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, as long as the statements are not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2005 Annual Report on Form 10-K audited for the fiscal year ended July 2, 2005.

The Company has adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal year 2005 included 53 weeks and fiscal year 2006 will include 52 weeks.

Marketable Securities

The Company records its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported on the consolidated balance sheet in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income, net. Interest and dividends not received of $948,000 and $1.1 million at October 1, 1005 and July 2, 2005, respectively, are included in accounts, trade notes and other receivables on the balance sheet.

The following is a summary of the Company’s available-for-sale securities as of October 1, 2005 and July 2, 2005 (in thousands):

	Available-for-Sale Securities October 1, 2005

	In Loss Position for Less than 12 Months			In Loss Position for 12 Months or Greater			Total

	Cost	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Loss	Estimated Fair Value

Corporate bonds	$30,309	$(206)	$30,103	$24,967	$(99)	$24,868	$55,276	$(305)	$54,971
Municipal debt
securities	-	-	-	2,220	(17)	2,203	2,220	(17)	2,203
Government bonds	10,960	(52)	10,908	20,056	(189)	19,867	31,016	(241)	30,775
Auction rate securities	31,674	(6)	31,668	-	-	-	31,674	(6)	31,668
Money market funds	14,305	(3)	14,302	-	-	-	14,305	(3)	14,302

Total equity securities	$87,248	$(267)	$86,981	$47,243	$(305)	$46,938	$134,491	$(572)	$133,919

	Available-for-Sale Securities - July 2, 2005

	In Loss Position for Less than 12 Months			In Loss Position for 12 Months or Greater			Total

	Cost	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Loss(1)	Estimated Fair Value

Corporate bonds	$21,430	$(124)	$21,306	$42,761	$(172)	$42,589	$64,191	$(296)	$63,895
Municipal debt securities	-	-	-	2,220	(16)	2,204	2,220	(16)	2,204
Government bonds	12,464	(70)	12,394	17,526	(156)	17,370	29,990	(226)	29,764
Auction rate securities	29,062	(20)	29,042	-	-	-	29,062	(20)	29,042
Money market funds	9,196	(1)	9,195	-	-	-	9,196	(1)	9,195

Total equity securities	$72,152	$(215)	$71,937	$62,507	$(344)	$62,163	$134,659	$(559)	$134,100

        (1) Included in the Corporate bonds net unrealized loss there is an unrealized gain of $10,000.

For the three month period ended October 1, 2005 available-for-sale securities with a fair value at the date of sale of $13.9 million were sold. There was no realized gain or loss on such sales.

The net carrying value and estimated fair value of marketable equity securities at October 1, 2005, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Estimated Fair Value

Money market funds	$14,305	$14,302
Due in one year or less	39,811	39,574
Due after one year through five years	48,246	47,920
Due after five years	32,129	32,123

Total marketable securities	$134,491	$133,919

The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow of any anticipated recovery in market value. The Company’s auction rate securities have maturity dates greater than 5 years, but have usually been bought and sold within the same quarter. The Company has determined that the gross unrealized losses on its short-term investments at October 1, 2005 are temporary in nature.

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

	October 1, 2005	July 2, 2005

Materials for manufacturing systems and spare parts .	$2,649	$3,272
Work-in-process	9,855	13,401

Total inventory	$12,504	$16,673

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

	October 1, 2005	July 2, 2005

Intangible assets:
Patents and related licenses	$28,686	$28,849
Customer relationships	6,467	6,638
Non-compete agreements	321	336

Intangible assets	35,474	35,823
Less accumulated amortization	(21,835)	(20,608)

Intangible assets, net of accumulated amortization	$13,639	$15,215

The patents are amortized over seven years and the customer relationships and non-compete agreements are amortized over five years. As a result of adopting Statement of Financial Standards (SFAS) No. 142 “Goodwill and Intangible assets,” the Company no longer recognizes amortization expense on its goodwill. Annually, and more frequently if a triggering event occurs, the Company tests the carrying value of goodwill for impairment.

The aggregate amortization expense for the intangible assets for each of the five succeeding fiscal years is estimated as follows using the foreign currency exchange rates as of October 1, 2005 (in thousands):

Estimated Amortization Expense

2006	$5,070
2007	4,362
2008	2,504
2009	1,096
2010	$889

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and the financial reporting basis of assets and liabilities, computed at the local current effective tax rates for each country in which the Company operates. Also, the Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets which it believes it will more likely than not fail to realize.

Revenues in Excess of Billings

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms that occur prior to the Company’s recognition of revenues on the contract for financial reporting purposes.

Contracts in progress are as follows (in thousands):

	October 1, 2005	July 2, 2005

Costs incurred on contracts in progress and estimated profit	$141,710	$135,897
Less: billings to date	(106,440)	(88,444)

Revenue in excess of billings, net	$35,270	$47,453

Warranty

The Company generally offers warranty coverage for equipment sales for a period of one year after final acceptance. The Company estimates the anticipated costs to be incurred during the warranty period and accrues a reserve as a percentage of revenue as revenue is recognized. In addition, specific reserves are provided for known and anticipated problems. These reserves are evaluated at least quarterly based on actual experience and anticipated activity and are adjusted if necessary.

Changes in the Company’s product warranty liability were as follows (in thousands):

	Three Months Ended	Year Ended

	October 1, 2005	July 2, 2005

Beginning of period	$6,046	$10,022
Warranties accrued net of releases	(877)	(1,442)
Repairs and replacements	(228)	(2,534)

End of period	$4,941	$6,046

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. The Company incurred approximately $5.3 million and $4.8 million of research and development expenses for the three months ended October 1, 2005 and September 25, 2004, respectively, net of reimbursements for funded research and development received from German and European Union governmental agencies. The Company is reimbursed by the governmental agencies for up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between the Company and the governmental agencies and reimbursements are paid when the research is completed and accepted. The Company received reimbursements of $609,000 and $331,000, in the three month periods ended October 1, 2005 and September 25, 2004, respectively. These reimbursements are reported as a reduction of research and development costs when research is approved by German and European Union governmental agencies.

Foreign Currency

The financial results of the Company’s foreign subsidiaries, whose functional currencies are other than U.S. dollars, are translated to U.S. dollars using the current-rate method. The Company principally purchases raw materials from euro based suppliers and manufactures its products in Germany. The majority of the company’s system sales and purchases are denominated in euros, with the remainder denominated in U.S. dollars. Assets and liabilities are translated at the period end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of cumulative other comprehensive income.

At October 1, 2005 the Company’s German subsidiary had three foreign currency exchange contracts, one maturing on November 30, 2005 and two maturing March 31, 2006, to purchase approximately $6.1 million and $13.0 million in U.S. dollars, respectively. The foreign currency exchange contracts were entered into due to an intercompany loan between the U.S. and Germany. The intercompany loan is denominated in U.S. dollars. These forward sales contracts are not hedging instruments, as defined by FAS 133, and as such, the Company recorded the changes in the fair value of these derivatives immediately in “Other income, net” in the Consolidated Statements of Operations.

Accumulated Other Comprehensive Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Accumulated other comprehensive income for the Company represents foreign currency items associated with the translation of the Company’s investment in its foreign subsidiaries and the China JV, and unrealized gains/losses on available for-sale marketable securities.

A summary of the comprehensive income (loss) is as follows (in thousands):

	Three Months Ended

	October 1, 2005	September 25, 2004

Net income (loss)	$(2,586)	$370
Accumulated other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	5	336
Currency translation adjustment, net of tax	(989)	(128)

Comprehensive income (loss)	$(3,570)	$578

Statement of Financial Accounting Standards 123(R)

On July 3, 2005 the Company adopted FAS123(R), Share Based Payment (FAS123(R)) which requires the recognition of compensation costs relating to share based payment transactions in the financial statements. The Company has elected the modified prospective application method of reporting. Prior to the adoption of FAS123(R) the Company elected to account for its stock-based compensation plans using the intrinsic value based method for employees and directors under Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended and adopted the disclosure-only provisions as allowed under Statement of Financial Accounting Standards No. 123, ” Accounting for Stock-Based Compensation” (SFAS 123).

The Company has selected the Black-Scholes method of valuation for fiscal year 2006 and used the following weighted average assumptions:

October 1, 2005

Risk-free interest rate	4.04%
Expected lives	4 years
Expected volatility	77%
Expected dividend yield	0.0%

To estimate expected lives of options for this valuation, it was assumed options will be exercised at varying schedules after becoming fully vested. All options are initially assumed to vest. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted. The weighted average fair value of options granted was $15.63 for the quarter ended October 1, 2005.

The total fair value of options granted was approximately $2.3 million for the three month period ended October 1, 2005. The amounts are amortized ratably over the vesting period of the options. The effect of the change, from applying the original provisions of FAS123, to the adoption of FAS123(R), on the Company's results of operations for the three month period ended October 1, 2005, was a charge of $722,000 to loss from operations, loss before income taxes, and net loss. There was no tax effect on the income statement due to a full valuation allowance recorded against the deferred tax benefit. As a result of the valuation allowance, the adoption of FAS123(R) had no effect on cash flows. The effect of the adoption of FAS123(R) on basic and diluted earnings per share was a negative $0.05.

In accordance with the disclosure requirements under FAS123(R), the pro forma information set forth below for the three months ended September 25, 2004 is included. The Company computed the fair values of all options granted during the periods using the Black-Scholes pricing model and the following weighted average assumptions:

September 25, 2004

Risk-free interest rate	3.75%
Expected lives	6 years
Expected volatility	51%
Expected dividend yield	0.0%

To estimate expected lives of options for this valuation, it was assumed options will be exercised at varying schedules after becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted. The weighted average fair value of options granted was $9.64 for the quarter ended September 25, 2004.

The total fair value of options granted was approximately $1.7 million for the three months periods ended September 25, 2004. For the purposes of pro forma disclosure, the amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $777,000 for the three month periods ended September 25, 2004.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock based Compensation, Transition and Disclosures” (in thousands, except per share data):

Three Months Ended

September 25, 2004

Net income (loss):
As reported	$370
Add: Stock-based employee compensation expense,
included in the reported net income, net of tax	-
Deduct: Total stock-based employee compensation
expense determined under fair-value based method
for all awards, net of tax	(777)

Pro forma net income (loss)	$(407)

Income (loss) per share:
Basic - as reported	$0.02

Diluted - as reported	$0.02

Basic - pro forma	$(0.03)

Diluted - pro forma	$(0.03)

Restatement

During the quarter ended September 25, 2004, the Company received cash in the form of a dividend for undistributed earnings from its China JV, which was reported incorrectly as a part of cash flows from investing activity for the first three quarters of fiscal 2005, and will be restated and included in cash flows from operating activities consistent with the presentation of the statement of cash flows for the Company's fiscal year ended July 2, 2005 included in the annual report on Form 10-K. Subsequent to the issuance of its consolidated financial statements for the year ended July 2, 2005, the Company determined that it had incorrectly accounted for the amortization of premiums related to marketable securities in the consolidated statement of cash flows. Historically, the Company has reported the amortization of premiums on investments as part of cash flow generated/used by investing activities, by including such within sales and maturities of marketable securities. Additionally, the Company has historically included unrealized gain/loss on its investments both in cash flows generated/used from investment activities and in the effect of exchange rate changes on cash and cash equivalents. These items resulted in an understatement of cash flows from operating activities and an overstatement of investing activities and a misstatement in the effect of exchange rate changes on cash and cash equivalents. Although the Company does not believe that these errors resulted in a material misstatement of the Company’s consolidated statements of cash flows for any prior periods, the Company has concluded that it will report the amounts as restated. As a result, the consolidated statement of cash flows for the three month period ended September 25, 2004 has been restated as follows:

	As previously reported	As restated

	Three months ended

	September 25, 2004	September 25, 2004

Cash flows from operating activities	$20,784	$22,911
Cash flows from investing activities	(1,517)	(3,308)
Effect of exchange rate changes on cash and cash equivalents	$(260)	$(596)

The Company intends to include restated statements of cash flows for fiscal years 2005 and 2004 in its Annual Report and Form 10-K for the fiscal year ending July 1, 2006, and to include restated statements of cash flows for the fiscal 2005 interim periods in its Quarterly Reports on Form 10-Q filed prospectively. The consolidated statements of cash flows for the six month period ended December 25, 2004, the nine month period ended March 26, 2005 and the fiscal years ended July 2, 2005 and June 26, 2004 will be restated as follows:

	As previously reported	As restated	As previously reported	As restated

	Six months ended		Nine months ended

	December 25, 2004	December 25, 2004	March 26, 2005	March 26, 2005

Cash flows from operating activities	$29,089	$32,010	$25,250	$28,915
Cash flows from investing activities	(15,089)	(17,934)	(18,087)	(21,980)
Effect of exchange rate changes on cash and cash equivalents	$2,253	$2,177	$(1,053)	$(825)

	As previously reported	As restated	As previously reported	As restated

	Fiscal year ended		Fiscal year ended
	July 2, 2005		June 26, 2004

Cash flows from operating activities	$18,916	$21,909	$(10,392)	$(8,153)
Cash flows from investing activities	(9,134)	(12,026)	(98,572)	(101,471)
Effect of exchange rate changes on cash and cash equivalents	$(1,599)	$(1,700)	$5,743	$6,403

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

The Company records 50% of income or loss from operations of the China JV after eliminating the impact of inter-entity transactions. The functional currency for the China JV is the local Chinese Renminbi. The Company’s investment in the China JV is translated into U.S. dollars using the period-end exchange rate. The earnings recorded by the Company from the China JV are translated at average rates prevailing during the period. The cumulative translation gain or loss, if any, is recorded as “Accumulated other comprehensive income” in the Company’s consolidated financial statements. The Company receives royalty income from the China JV. The royalty is approximately 1.0% of the China JV sales.

Summarized statement of operations information for the China JV is presented below (in thousands):

	Three Month Period Ended

	September 30, 2005	September 30, 2004

China JV:
Operating revenues	$11,800	$16,111

Net income	$1,363	$2,652

Applied Films' equity in earnings:
Proportionate share of net income after eliminations	$679	$1,326
Amortization of deferred gain on sale of equipment	74	74

Equity earnings of joint venture	$753	$1,400

During the three month periods ended October 1, 2005 and September 25, 2004, the Company recorded royalty income from the China JV totaling $120,000 and $165,000, respectively. The Company recorded sales to the China JV of $461,000 and $229,000 for three months ended October 1, 2005 and September 25, 2004 and, respectively.

Summarized balance sheet information for the China JV is presented below (in thousands):

	September 30, 2005	June 30, 2005

Assets:
Current assets	$17,745	$16,900
Property, plant, and equipment, net	23,323	23,471

	$41,068	$40,371

Capitalization and liabilities:
Current liabilities	$6,466	$7,917
Equity	34,602	32,454

	$41,068	$40,371

As of October 1, 2005 and July 2, 2005 the Company had receivables from the China JV of approximately $263,000 (including royalty receivables of $42,000) and $118,000 (including royalty receivables of $51,000), respectively.

NOTE 3: REVENUES AND NET LONG-LIVED ASSETS BY GEOGRAPHIC REGION

Geographic regions represent the customer location to which our products are delivered. The following table represents the breakdown of net revenues by geographic region (in thousands):

	Three Months Ended

	October 1, 2005	September 25, 2004

Asia	$35,279	$33,646
United States	915	3,130
Europe and other	9,656	4,904

	$45,850	$41,680

	Three Months Ended

	October 1, 2005	September 25, 2004

Asia	77%	81%
United States	2	7
Europe and other	21	12

	100%	100%

The following table represents the breakdown of net long-lived assets by geographic region (in thousands):

	October 1, 2005	July 2, 2005

Asia	$11,810	$12,045
United States	3,444	3,578
Europe and other	76,393	78,522

	$91,647	$94,145

NOTE 4: COMMITMENTS

The Company is obligated under certain non-cancelable operating leases for office, manufacturing and warehouse facilities, and various equipment. Rent expense, net of sublease income, under operating leases was $1.5 million for the three months ended October 1, 2005 and September 25, 2004.

At October 1, 2005, the Company’s German subsidiary had €13.5 million of guaranty lines of credit in place with certain banks, with varying maturities. The Company is not able to draw any funds under these lines. The lines of credit are used to guaranty customer deposits on certain contracts. If the Company were unable to perform its contractual obligations, to which the customer deposits relate, it could be required to perform under these guaranties. At October 1, 2005 and July 2, 2005, the Company had guaranties of $6.6 million and $6.1 million, respectively, outstanding under the guaranty lines of credit.

NOTE 5: EMPLOYEE BENEFIT PLANS

Retirement Plans

Applied Films Japan Kabushiki Kaisha, implemented a retirement plan during fiscal year 2005 for employees working in the Japan office. Retirement benefits are based on years of service and an adjusted base salary. If an employee leaves or retires before 20 years of service the retirement benefit is reduced. The liability recorded in accrued pension benefit obligation at October 1, 2005 and July 2, 2005 was approximately $168,000 and $166,000, respectively.

Applied Films Korea Ltd. has a retirement insurance plan which is a required retirement plan under labor standard law, and the premiums are required to be paid 100% by the employer. The plan is designed to secure employees retirement payment upon separation. The plan, when funded, is maintained by an insurance company on the employer’s behalf when the employees leave. The plan at October 1, 2005 and July 2, 2005 had a balance of approximately $588,000 and $532,000, respectively and is unfunded.

Pension Plan

The Company’s German subsidiary, Applied Films GmbH & Co. KG maintains a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits are based primarily on compensation during a specified period before retirement of a specified amount for each year of service. The pension liability of $14.9 million and $14.0 million is reflected in the accompanying consolidated balance sheet as of October 1, 2005 and July 2, 2005, respectively and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan has no assets as of October 1, 2005.

Components of Net Periodic Benefit Cost (in thousands):

	Three Months Ended

	October 1, 2005	September 25, 2004

Service cost	$217	$164
Interest cost	207	173
Expected return on plan assets	-	-
Amortization of prior service costs	-	-
Recognition of actuarial (gain) loss	-	-

Net periodic benefit costs	$424	$337

NOTE 6: SUBSEQUENT EVENT

On November 7, 2005 the Company has exercised its option, to purchase the Longmont building for a price of $7.4 million plus approximately $500,000 in prepayment penalties, as per the terms of the original Longmont building lease. In conjunction with the exercise of the purchase option the Company has entered into a sale/leaseback contract with a new real estate investment company. The sales price of the building is $7.4 million and the new lease agreement will be for 5.5 years. Under the new lease, payments are fixed until the first day of the second lease year, at which time payments increase annually at two percent. The Company will record the lease expense straight line over the term of the lease. The Company does not have a purchase option under the new lease agreement. The lease will be accounted for as an operating lease.

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

In June 2004, we completed the acquisition of the In-Line Systems division of Helix Technology, Inc. in Taiwan. The acquisition provided us with an Asian manufacturing base, where we expect to manufacture some of our display systems. We believe manufacturing in Taiwan will allow us to reduce the delivery time and manufacturing costs for systems sold to our customers in Asia.

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

Backlog was $69.7 million at October 1, 2005 and $68.4 million at September 25, 2004.

Sales of our systems and backlog are denominated in euros, and the value is subject to foreign exchange fluctuation against the dollar. Revenues generated from customers outside of Europe were 79% for the three month period ended October 1, 2005 compared to 88% in the three month period ended September 25, 2004. When we engage in a system related sales contract other than one denominated in euros, we may enter into currency hedging transactions to mitigate our foreign exchange exposure for the duration of the contract. The effects of foreign exchange rate changes on non-euro denominated contracts have not been significant to date.

For the first quarter of fiscal 2006 and fiscal 2005, our net revenues in euros reported in equivalent U.S. dollars were $42.3 million and $38.7 million, respectively, or 92% and 93% respectively of total net revenues. As of October 1, 2005, the U.S. dollar equivalent of accounts receivable denominated in euros was approximately $10.0 million, or approximately 76.6%, of total accounts receivable. As of October 1, 2005, the U.S. dollar equivalent of accounts payable denominated in euros was approximately $8.7 million, or approximately 86.4%, of total accounts payable.

Quarter Ended September 25, 2004 Compared to Quarter Ended October 1, 2005

The following table presents certain key highlights and the percentage change from the results of operations for the first quarter ended September 25, 2004 and October 1, 2005.

	Three Month Period Ended

	September 25, 2004	October 1, 2005	Percent Change

	(in millions)
Backlog	$68.4	$69.7	1.9%
Net revenues	41.7	45.9	10.1
Gross profit	11.9	11.1	(6.7)
Research and development	4.8	5.3	10.4
Selling, general and administrative expenses .	7.8	8.4	7.7
Amortization of other intangible assets	1.2	1.4	16.7
Other income, net	1.1	1.3	18.2
Equity earnings of joint venture	1.4	0.8	(42.9)
Income tax expense	(0.2)	(0.6)	200.0
Net income (loss)	$0.4	$(2.6)	N/	A

For the first quarter of fiscal year 2006, in comparison to the same period in the prior year, the euro depreciated by approximately 2.3% against the U.S. dollar which decreased our revenue and costs, principally cost of goods sold, research and development, selling, general and administrative and amortization of intangible assets.

We recorded total stock compensation costs of $741,000 in the first quarter of fiscal year 2006 of which $722,000 was due to the adoption of FAS123(R) “Share Based Payments” on July 3, 2005. The compensation expense related to share based payments is charged to cost of goods sold, research and development and selling, general and administrative categories based upon employees who receive the awards.

Orders for the first quarter of fiscal 2006 increased 63.1% to $57.5 million compared to $36.5 million in the first quarter of fiscal 2005. Orders for the FPD market increased 82.4%, compared to the same period in the prior year. This was due to continued expansion in the FPD market and the addition of a second order for a TRITON system from a customer in Korea. Orders from the web coater and architectural glass markets increased 44.8% and service increased 24.0% as customer retrofits generated orders. Our order activity is related to the expansion of our customers’ capacity for the markets that we serve. Backlog is unrecognized revenue on contracts in progress. Our backlog of $69.7 million at the end of the first quarter of fiscal 2006 was 1.9% higher compared to our $68.4 million in backlog at the end of the first quarter of fiscal 2005.

Net Revenues.  The 10.1% increase in net revenues for the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005, was related to an increase in revenues from the architectural glass and solar cell markets of 60.8% over the same period in the prior year offset by a 16.8% decrease in FPD revenues.

Gross Profit. The 6.7% gross profit decrease in the first quarter of fiscal year 2006 was primarily the result of $1.5 million in additional costs related to our TRITON beta system installation. Our gross margin for the first quarter of fiscal year 2006 was 24.3%, compared to 28.5% in the first quarter of fiscal year 2005. The $1.5 million charge in cost of goods sold, for the TRITON beta system reduced gross margin by 3.3%. The remaining decrease was due to weaker gross margin performance in the architectural glass and customer support markets. In addition, following the adoption of FAS123(R) on July 3, 2005 we have recorded, in cost of goods sold, approximately $71,000 in stock compensation costs.

Research and Development. Research and development costs increased 10.4% in the first quarter of fiscal year 2006 as compared to the same period in the prior year. This increase is primarily due to our efforts on display, solar and OLED projects. The majority of research and development expenses consist of salaries, outside contractors, lab, and other expenses related to our ongoing product and technology initiatives. Following the adoption of FAS123(R) on July 3, 2005, in research and development we have recorded approximately $65,000 in stock compensation costs. As a percent of net revenues, research and development expenses were 11.6% in the first quarter of fiscal 2006 and 11.4% in the first quarter of fiscal 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased 7.7% in the first quarter of fiscal 2006 compared to the same period in the prior year. Following the adoption of FAS123(R) on July 3, 2005 approximately $605,000 in stock compensation costs were recorded as selling, general, and administrative expenses in the first quarter of fiscal year 2006. As a percent of net revenues, selling, general and administrative expense was 18.3% in the first quarter of fiscal year 2006 compared to 18.7% in the first quarter of fiscal 2005.

Amortization of Intangible Assets. Amortization of intangible assets increased 16.7% or $176,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. Approximately $105,000 of the increase was the result of the final purchase price allocation related to the Helix acquisition that was recorded in the fourth quarter of fiscal year 2005. As a result of the final purchase price allocation, the intangible asset balances increased by $1.6 million to $4.4 million resulting in an increase in amortization expense of $105,000 per quarter. The remaining increase of $71,000 was due to the amortization of a $2.0 million patent license agreement in the U.S., which was purchased in the fourth quarter of fiscal year 2005.

Other Income, Net. Other income, net increased approximately $158,000 or 18.2% in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. Investment income increased $457,000 or 72.0% in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. During the first quarter of fiscal 2006, our average annual investment yield was 2.5% compared to 1.6% during the first quarter of fiscal 2005. We earned a net $955,000 on our invested cash in the first quarter of fiscal 2006 compared to $635,000 in the first quarter of fiscal 2005. The increase in investment income was offset by a decrease in other income, net of $299,000 or 65.0%. The majority of the $299,000 decrease was due to a decrease in foreign currency transaction realized gains and a decrease in royalty income. Other income, net includes items such as realized foreign currency transactions and approximately 1.0% royalty on our China JV sales.

Equity earnings of Joint Venture. Equity earnings of the joint venture decreased 42.9% or $647,000 in the first quarter of fiscal 2006 compared to the first quarter fiscal 2005. Sales volume at the joint venture was reduced as demand for black and white TN and STN glass has decreased and the China JV is experiencing pricing pressure from its customers for Color STN glass. The China JV has implemented cost reduction strategies in an effort to improve gross profit and bottom line profitability of which our share is 50% and is recorded as equity earnings.

Income tax expense. Income tax expense increased approximately $400,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. This increase represents taxes on the China JV’s earnings which have been included in the tax calculation for the first quarter of 2006 and the withholding tax paid by our German entity. In the first quarter of fiscal year 2005, the China JV earnings were excluded from the tax calculation. Our effective tax rate on income from operations and the joint venture for the first quarter of fiscal year 2006 was (33.3%) compared to (31.0%) for the first quarter of fiscal 2005. Tax expense reflects the tax effect of the earnings of each operating subsidiary and their respective tax rates.

Following our fiscal year end 2005, we evaluated the changes in facts and circumstances regarding the China JV. Since the China JV’s inception in 1999, we viewed our share of the undistributed earnings of the China JV as permanently re-invested. After considering the current business environment at the China JV, we no longer expect our portion of the China JV’s retained earnings to be permanently reinvested. As a result of this decision, under the accounting guidance of APB 23 and SFAS 109 “Accounting for Income Taxes – Special Areas,” we have included our portion of the China JV’s earnings in our tax calculation.

Net income.  Net income decreased $3.0 million in the first quarter of fiscal year 2006 compared to the first quarter of fiscal 2005. The decrease was substantially caused by $741,000 in total stock compensation due to FAS123(R), $1.5 million in additional costs related to the TRITON beta system, $400,000 increase in tax expense and a $647,000 reduction in the China JV equity earnings.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

On an on-going basis, we evaluate our estimates and carrying values, including those related to project costs, warranties, collections, product returns, income taxes, pension benefits, contingencies inventories, investments, fixed assets, and intangible assets. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained, and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of its accounting policies and the underlying judgments affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the U. S., and provide a meaningful presentation of the financial condition and results of operations.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We maintain an allowance for doubtful accounts resulting from the inability of certain customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances could be required.

We record an adjustment for inventory obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the first quarter of fiscal 2006, we accrued $1.5 million for anticipated additional costs related to the installation of the TRITON beta system.

The Company evaluates the carrying value of all long-lived assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss would be recognized when the undiscounted estimated future cash flows expected to results from the sale of an asset are less than the carrying amount of the asset. Estimates and assumptions about future events and their effects cannot be determined with certainty.

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

The completed contract method of accounting is used for standard products that are sold at values less than €1 million or have a machine fabrication time of less than six months. The completed contact method of accounting is used for beta systems related to the new technology sold, due to the uncertainty of estimating costs to complete the project through customer acceptance. For projects accounted for using the completed contract method of accounting, we accumulate the project costs in work in process until we complete the fabrication of the system. Once fabrication of the system is complete, the customer evaluates the machine at Applied Films’ manufacturing facility according to any specific acceptance criteria outlined in the contract. Upon acceptance, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. The Company recognizes the revenue upon transfer of title, which for certain projects do not occur until after customer acceptance at its facility. The Company’s contracts under the completed contract method do not provide for the right of a customer to return the machine once title has transferred.

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

Liquidity and Capital Resources

The following liquidity and capital resources gives effect to the restatement discussed in Note 1. We have funded our operations with cash balances, cash generated from operations and proceeds from public offerings of our common stock. Cash provided by operating activities was $22.9 million for the first three months of fiscal 2005 compared to $12.0 million for the first three months of fiscal 2006. As of October 1, 2005, we had cash and marketable securities of approximately $170.8 million consisting of cash and cash equivalents of approximately $36.9 million and marketable securities of $133.9 million. Additionally, we hold restricted cash of approximately $60,000. Total working capital was $198.2 million.

Capital expenditures were $2.6 million for the first three months of fiscal 2005 and $848,000 for the first three months of fiscal 2006. In fiscal 2006, we anticipate capital expenditures of approximately $19.1 million which includes $9.1 million in capital equipment primarily related to product development and the planned construction of our new Tainan facility of approximately $10.0 million.

Cash used for investing activities was $3.6 million and $955,000 for the first three months of fiscal 2005 and 2006, respectively. We had net purchases of $1.1 million and $107,000 of marketable securities in the first three months of fiscal years 2005 and 2006, respectively.

Cash generated from financing activities related to issuance of stock and the exercise of options was $83,000 and $64,000 for the first three months of fiscal 2005 and 2006, respectively.

We believe that our working capital and operating needs will continue to be met by cash on hand, and cash from operations. Our operating capital requirements depend on a number of factors, including the amount and timing of orders we receive, the timing of payments received from customers, and the costs and capital requirements associated with new product introductions. If we require additional capital, we may consider various alternatives such as an additional bank financing or the public or private sale of debt or equity securities. There can be no assurance that we will be able to raise such funds on satisfactory terms if and when such funds are needed.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of October 1, 2005 (in thousands):

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Cash Obligations
Operating leases:
Buildings	$35,076	$5,504	$19,364	$6,110	$4,098
Office equipment	78	44	34	-	-
Other	342	163	172	7	-

Total operating lease obligations	$35,496	$5,711	$19,570	$6,117	$4,098
Purchase obligations	2,407	2,407	-	-	-
Other commercial commitments	1,552	794	758	-	-

Total Contractual Cash Obligations	$39,455	$8,912	$20,328	$6,117	$4,098

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Other Commercial Commitments
Bank guaranties	$6,618	$5,607	$1,011	$-	$-
Forward contracts	18,100	18,100	-	-	-
Pension liability	5,318	169	944	472	3,733

Total commercial commitments	$30,036	$23,876	$1,955	$472	$3,733

Operating leases primarily include leases for offices, factories and office equipment throughout our operations.

Purchase obligations represent agreements to purchase goods and services consisting of (a) outstanding purchase orders for goods and services; (b) contractual requirements to make specified minimum payments even if the Company does not take delivery of the contracted goods; and (c) contractual requirements to pay a penalty if the contract is cancelled. While the amount above represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated or cancelled.

Our other commercial commitments consist primarily of software licenses and third party service contracts.

At October 1, 2005, the Company’s German subsidiary had €13.5 million of guaranty lines of credit in place with certain banks, with varying maturities. The Company is not able to draw any funds under these lines. The lines of credit are used to guaranty customer deposits on certain contracts. If the Company were unable to perform its contractual obligations, to which the customer deposits relate, it could be required to perform under these guaranties. The lines of credit reflect fair value as a condition of their underlying purpose. At October 1, 2005, the Company had guaranties of $6.6 million outstanding under the guaranty lines of credit.

At October 1, 2005 the Company’s German subsidiary had three foreign currency exchange contracts, one maturing on November 30, 2005 and two maturing March 31, 2006, to purchase approximately $6.1 million and $13.0 million in U.S. dollars, respectively. The foreign currency exchange contracts were entered into due to an intercompany loan between the U.S. and Germany. The intercompany loan is denominated in U.S. dollars. These forward sales contracts are not hedging instruments, as defined by FAS 133, and as such, recorded the changes in the fair value of these derivatives immediately in “Other income, net” in the Consolidated Statements of Operations.

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

As of October 1, 2005, our investments consisted primarily of auction rate securities, corporate, government and municipal bonds and money market mutual funds totaling $134.0 million. These investments earned approximately $955,000 for the quarter then ended, at an average interest rate of approximately 2.5%. The impact of an increase/(decrease) of 1% in the average interest rate would have resulted in an increase/(decrease) of approximately $452,000 of investment income for the quarter ended October 1, 2005.

Foreign Exchange Exposure

We transact business in various foreign countries, and are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Our primary foreign currency cash flows are generated in countries in Europe and Asia. In 2006 compared to 2005, the U.S. dollar strengthened on average approximately 2.3% against the euro and weakened 2.1% against the Taiwan dollar. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

Sales of our systems are denominated primarily in euros. Our net revenues in euros reported in equivalent U.S. dollars was approximately $42.3 million for the first quarter of fiscal year 2006. We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At October 1, 2005, we had approximately $10.0 million of accounts receivable and approximately $8.7 million of accounts payable denominated in euros. A one percent change in exchange rates would result in an approximate $13,000 net impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at October 1, 2005. We believe our exposure to changes in foreign currency exchange rates for our cash is limited as substantially all of our cash is denominated in U.S. dollars.

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

Our primary manufacturing operations are currently based in Germany and Taiwan. These operations constitute a significant portion of our revenues and identifiable assets. These identifiable assets are based in euros in Germany and are based in Taiwan dollars in Taiwan. International operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset exposures. We have started construction of a new facility in Taiwan to allow us to manufacture equipment for larger glass panel sizes.

Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of income as well as adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations, with the exception of $60,000 of pledged cash for custom duties for items received in Germany.

ITEM 4: Controls and Procedures

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

The Company and its management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of perpetual procedures to evaluate the effectiveness of the design and implementation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were effective in meeting the desired objectives as of October 1, 2005. In arriving at this conclusion about the effectiveness of its disclosure controls and procedures the Company and its management gave consideration to the underlying conditions that resulted in the restatement and concluded that it did not cause our controls to be ineffective.

(b)     Change in Internal Controls.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of the Company restating its consolidated statement of cash flows, we have added additional resources to our financial reporting department principally to allow for enhanced review and analysis of our financial statements. These resources have meaningful experience in financial reporting to the SEC. Additionally, our team will undergo enhanced training on generally accepted accounting principles and SEC reporting and related disclosure requirements.

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

Date: November 10, 2005 Date: November 10, 2005	APPLIED FILMS CORPORATION /s/ Thomas T. Edman —————————————— Thomas T. Edman President and Chief Executive Officer /s/ Lawrence D. Firestone —————————————— Lawrence D. Firestone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.