Form 10-Q
period 2005-12-31
APPLIED FILMS CORP
filed 2006-02-13
CIK 1040660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   X

15,697,708 shares of Common Stock were outstanding as of February 8, 2006.

INDEX

PART I	FINANCIAL INFORMATION	Pa	ge
Item 1:	Consolidated Financial Statements:

	Applied Films Corporation and Subsidiaries

	Consolidated Balance Sheets (unaudited) as of December 31, 2005 and July 2, 2005	2

	Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended December 31, 2005 and December 25, 2004, respectively	3

	Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2005 and December 25, 2004, respectively	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4:	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders	28

Item 6:	Exhibits	28

Applied Films Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	December 31, 2005	July 2, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,730	$25,681
Marketable securities	115,325	134,100
Accounts and trade notes receivable, net of allowance of $605
and $396, respectively	21,644	16,332
Revenue in excess of billings	53,682	51,461
Inventories	16,687	16,673
Prepaid expenses and other	3,289	2,240
Deferred tax asset	1,415	1,553

Total current assets	259,772	248,040

Property, plant and equipment, net of accumulated
depreciation of $15,223 and $12,983, respectively	18,383	15,517
Goodwill	75,751	63,413
Intangible assets, net of accumulated amortization of $23,115
and $20,608, respectively	24,297	15,215
Investment in joint venture	-	16,163
Deferred tax asset	10,308	12,883
Restricted cash	59	61
Other assets	426	473

Total assets	$388,996	$371,765

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	13,899	12,931
Accrued warranty	5,367	6,046
Accrued compensation	7,340	8,455
Accrued income taxes	4,106	1,464
Accrued expenses	7,440	3,880
Billings in excess of revenue	16,059	4,008
Current portion of deferred gain	59	372
Deferred tax liability	7,776	10,607

Total current liabilities	62,046	47,763

Deferred tax liability	8,268	7,989
Deferred gain and other obligation	303	1,357
Accrued pension benefit obligation	15,877	15,188

Total liabilities	86,494	72,297

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized,
15,661,167 and 14,947,834 shares issued and outstanding at December 31, 2005 and July 2, 2005, respectively	277,183	261,826
Warrants	595	595
Accumulated other comprehensive income	21,682	23,462
Retained earnings	3,042	13,585

Total stockholders' equity	302,502	299,468

Total liabilities and stockholders' equity	$388,996	$371,765

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004

Net revenues	$52,109	$46,890	$97,959	$88,570
Cost of goods sold	42,010	33,902	76,718	63,704

Gross profit	10,099	12,988	21,241	24,866

Operating expenses:
Research and development	5,629	5,497	10,937	10,269
In process research and development	3,086	-	3,086	-
Selling, general and administrative	8,197	8,213	16,594	15,992
Amortization of intangible assets	1,565	1,268	2,949	2,476

Loss from operations	(8,378)	(1,990)	(12,325)	(3,871)

Other income, net	1,363	1,379	2,617	2,474
Equity earnings of joint venture	171	1,338	924	2,738
Loss on sale of joint venture	(1,468)	-	(1,468)	-

Income (loss) before income taxes	(8,312)	727	(10,252)	1,341

Income tax (expense) benefit	355	94	(291)	(150)

Net income (loss)	$(7,957)	$821	$(10,543)	$1,191

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.52)	$0.06	$(0.70)	$0.08

Diluted earnings (loss) per share	$(0.52)	$0.05	$(0.70)	$0.08

Weighted average common shares outstanding:
Basic	15,212	14,854	15,082	14,847

Diluted	15,212	15,049	15,082	15,038

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended

	December 31, 2005	December 25, 2004

Cash Flows from Operating Activities:
Net income (loss)	$(10,543)	$1,191
Depreciation and amortization of intangible assets	4,650	4,023
Amortization of premium on investments	330	1,565
In process research and development	3,086	-
Non-cash share based compensation expense	1,420	-
Loss on disposal of equipment	-	71
Amortization of gain on lease and deferred gain on equipment sale
to joint venture	(149)	(176)
Equity earnings of China joint venture	(1,046)	(2,589)
Proceeds from sale of China joint venture, return on investment	11,400	-
China joint venture distribution	-	1,356
Loss on sale of joint venture	1,468	-
Deferred income taxes	(4,434)	(479)
Changes in:
Restricted cash for customers and suppliers	-	2,027
Accounts and trade notes receivable, net	(2,615)	1,647
Revenue in excess of billings	(2,221)	26,222
Inventories	1,186	1,324
Prepaid expenses and other	(136)	(1,044)
Accounts payable and accrued expenses	1,433	(2,410)
Billings in excess of revenue	9,845	(718)

Net cash flows provided by operating activities	13,674	32,010

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(9,509)	(4,334)
Purchase of marketable securities	(220,892)	(90,474)
Sales and maturities of marketable securities	239,659	76,351
Proceeds from sale of building	7,364	-
Proceeds from sale of China joint venture, return of investment	3,200	-
Funds used to purchase VACT, net of cash acquired	(11,296)	-
Return of funds from acquisition of Helix	-	523

Net cash flows provided by (used) in investing activities	8,526	(17,934)

Cash Flows from Financing Activities:
Stock issuance on stock purchase plan and stock option exercises	145	290

Net cash provided by financing activities	145	290

Effect of exchange rate changes on cash and cash equivalents	(296)	2,177

Net increase in cash and cash equivalents	22,049	16,543
Cash and cash equivalents, beginning of period	25,681	15,986

Cash and cash equivalents, end of period	$47,730	$32,529

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$37	$45

Cash paid for income taxes, net	$2,070	$1,107

Non-cash Investing Activity:
Additions to property, plant and equipment through accounts payable	$25	$7,087

Non-cash Financing Activity:
Issuance of stock for VACT acquisition	$13,791	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

Applied Films Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Our accompanying consolidated financial statements include all of the accounts of Applied Films Corporation (we, our, us, its) and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. During the second quarter of fiscal year 2006 we sold the China JV to our JV partner. The results of the China JV operations through the date of the sale agreement are accounted for using the equity method of accounting in the consolidated financial statements and the results appear in “Equity earnings of joint venture” (Note 2).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluates our estimates, including those related to project costs, warranties, collections, product returns, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits, and contingencies.

The accompanying interim financial information as of December 31, 2005 and for the three and six month periods ended December 31, 2005 and December 25, 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, as long as the statements are not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our 2005 Annual Report on Form 10-K audited for the fiscal year ended July 2, 2005.

We have adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal year 2005 included 53 weeks and fiscal year 2006 will include 52 weeks.

Marketable Securities

We record our short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheet in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. Gains and losses realized on disposal of investments are determined on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income, net. Interest and dividends not received as of December 31, 2005 and July 2, 2005 of $543,000 and $1.1 million, respectively, are included in accounts and trade notes receivables on the consolidated balance sheet.

The following is a summary of our available-for-sale securities as of December 31, 2005 and July 2, 2005 (in thousands):

	Available-for-Sale Securities December 31, 2005

	In Loss Position for Less than 12 Months			In Loss Position for 12 Months or Greater			Total

	Cost	Net Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss	Estimated Fair Value	Cost	Net Unrealized Loss (1)	Estimated Fair Value

Corporate bonds	$13,671	$(78)	$13,593	$19,520	$(143)	$19,377	$33,191	$(221)	$32,970
Municipal debt securities	-	-	-	2,218	(11)	2,207	2,218	(11)	2,207
Government bonds	6,991	(42)	6,949	20,525	(155)	20,370	27,516	(197)	27,319
Money market funds	52,825	4	52,829	-	-	-	52,825	4	52,829

Total marketable
securities	$73,487	$(116)	$73,371	$42,263	$(309)	$41,954	$115,750	$(425)	$115,325

        (1) Included in money market funds is an unrealized gain of $4.

	Available-for-Sale Securities - July 2, 2005

	In Loss Position for Less than 12 Months			In Loss Position for 12 Months or Greater			Total

	Cost	Net Unrealized Loss (1)	Estimated Fair Value	Cost	Gross Unrealized Loss	Estimated Fair Value	Cost	Net Unrealized Loss (1)	Estimated Fair Value

Corporate bonds	$21,430	$(124)	$21,306	$42,761	$(172)	$42,589	$64,191	$(296)	$63,895
Municipal debt securities	-	-	-	2,220	(16)	2,204	2,220	(16)	2,204
Government bonds	12,464	(70)	12,394	17,526	(156)	17,370	29,990	(226)	29,764
Auction rate securities	29,062	(20)	29,042	-	-	-	29,062	(20)	29,042
Money market funds	9,196	(1)	9,195	-	-	-	9,196	(1)	9,195

Total marketable securities	$72,152	$(215)	$71,937	$62,507	$(344)	$62,163	$134,659	$(559)	$134,100

        (1) Included in the Corporate bonds net unrealized loss is an unrealized gain of $10.

For the three month period ended December 31, 2005 and December 25, 2004 available-for-sale securities with a fair value at the date of sale of $144.9 million and $36.1 million, respectively, were sold. We recorded realized gains of $2,700 for the three months ended December 31, 2005 and there were no realized gains or losses for the three month period ended December 25, 2004. For the six month periods ended December 31, 2005 and December 25, 2004 available-for-sale securities with a fair value at the date of sale of $211.7 million and $57.4 million, respectively, were sold. We recorded realized gains of $5,400 and realized losses of $5,700, respectively for the six month periods ended December 31, 2005 and December 25, 2004.

The amortized cost and estimated fair value of marketable securities at December 31, 2005, by contractual maturity, are shown below (in thousands):

	Amortized Costs	Estimated Fair Value

Money market funds	$52,825	$52,829
Due in one year or less	53,778	53,403
Due after one year through five years	9,147	9,093
Due after five years	-	-

Total marketable securities	$115,750	$115,325

We review our investment portfolio to identify and evaluate investments that have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The auction rate securities have maturity dates greater than 5 years, but have usually been bought and sold within the same quarter. We have determined that the gross unrealized losses on our short term investments at December 31, 2005 are not other than temporary in nature.

Inventories

Inventories consist of materials used in the construction of systems and spare parts and also work-in process for contracts accounted for under the completed contract method of accounting. Inventories are stated at the lower of cost or market. Included in work-in process inventory is the TRITON beta system. We took a charge of $1.3 million in the second quarter of fiscal year 2006 against our TRITON beta reserve, and have taken a total charge of $4.4 million in work in process reserve related to the TRITON beta system since inception. The value of the TRITON beta system was reduced to reflect the lower of cost or market. Inventories consist of the following (in thousands):

Inventory:	December 31, 2005	July 2, 2005

Materials for manufacturing systems and spare parts	$2,349	$3,272
Work in process	14,338	13,401

Total inventory	$16,687	$16,673

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangible assets (identified as patents, customer relationships, trademarks, backlog, and non-compete agreements) are recorded at fair value determined at the time of acquisition. In November of 2005, we acquired VACT for approximately $28.0 million and recorded goodwill of approximately $13.6 million and intangibles of approximately $12.3 million (Note 6). Going forward, increases or decreases in the gross asset value could be due to final allocation of purchase price, currency fluctuation between the U.S. dollar, the Euro, and the Taiwan dollar, or any impairment adjustments.

The increase in accumulated amortization of intangible assets was due to the amortization expense in the current period, which includes the amortization of new intangible assets obtained in the VACT acquisition, and currency fluctuation between the U.S. dollar, the Euro, and the Taiwan dollar. The composition of intangible assets follows (in thousands):

	December 31, 2005	July 2, 2005

Intangible assets:
Patents and related licenses	$32,324	$28,849
Customer relationships	8,103	6,638
Non-compete agreements	987	336
Backlog	668	-
Trademarks	5,330	-

Intangible assets	47,412	35,823
Less accumulated amortization	(23,115)	(20,608)

Intangible assets, net of accumulated amortization	$24,297	$15,215

The patents are amortized over seven years, the customer relationships are amortized over five years, non-compete agreements are amortized over four and five years and backlog is amortized over eighteen months. As a result of adopting Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Intangible Assets,” we no longer record amortization expense on goodwill. Annually, and more frequently if a triggering event occurs, we test the carrying value of goodwill for impairment.

The aggregate amortization expense for the intangible assets for each of the five future fiscal years is estimated as follows using foreign currency exchange rates as of December 31, 2005 (in thousands):

Fiscal Year Ended June	Estimated Amortization Expense

2007	$6,964
2008	4,738
2009	2,920
2010	2,764
2011	1,416

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax and financial reporting bases of assets and liabilities, computed at the local current effective tax rates for each country in which we operate. Additionally, deferred income tax assets include certain future tax benefits. We record a valuation allowance against any portion of those deferred income tax assets that we believe will more likely than not fail to be realized.

Revenues in Excess of Billings and Billings in Excess of Revenues

Revenues in excess of billings represent revenues recognized under the percentage of completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms that occur prior to the recognition of revenues on the contract under percentage of completion accounting. Contracts in progress are as follows (in thousands):

	December 31, 2005	July 2, 2005

Costs incurred on contracts in progress and estimated profit	$143,978	$135,897
Less: billings to date	(106,355)	(88,444)

Revenue in excess of billings, net	$37,623	$47,453

Warranty

We generally offer warranty coverage for equipment sales for a period of one year after final acceptance. We estimate the anticipated costs to be incurred during the warranty period and accrue a reserve as a percentage of revenue, as revenue is recognized. In addition, specific reserves are provided for known and anticipated problems. These reserves are evaluated at least quarterly based on actual experience and anticipated activity and are adjusted if necessary.

Changes in product warranty liability were as follows (in thousands):

	Six Months Ended	Year Ended

	December 31, 2005	July 2, 2005

Beginning of period	$6,046	$10,022
Warranties accrued net of releases	(110)	(1,442)
Repairs and replacements	(569)	(2,534)

End of period	$5,367	$6,046

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. We incurred approximately $5.6 million and $5.5 million of research and development expenses for the three month periods ended December 31, 2005 and December 25, 2004, respectively, and approximately $10.9 million and $10.3 million for the six month periods ended December 31, 2005 and December 25, 2004, respectively, net of reimbursements for funded research and development received from German and European Union governmental agencies. We could receive reimbursement from the governmental agencies for up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between us and the governmental agencies. Reimbursements are paid when the research is completed and accepted, however, they are subject to a final review and audit at the end of the project. We recorded reimbursements of $117,000 and $707,000 in the three month periods ended December 31, 2005 and December 25, 2004, respectively, and $726,000 and $1.0 million in the six month periods ended December 31, 2005 and December 25, 2004, respectively. These reimbursements are reported as a reduction of research and development costs when research is approved by German and European Union governmental agencies.

Foreign Currency

The financial results of our foreign subsidiaries, whose functional currencies are other than the U.S. dollar, are translated to U.S. dollars using the current-rate method. We principally purchase raw materials from Euro based suppliers and manufacture our products in Germany. The majority of our sales and purchases are denominated in Euros, with the remainder denominated in U.S. dollars. Assets and liabilities are translated at the period end spot exchange rate, revenue and expenses at average exchange rates, and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income.

At December 31, 2005, in an effort to minimize the impact of exchange rate fluctuation, we had two foreign currency exchange contracts maturing at March 31, 2006, to purchase a total of approximately $13.0 million in U.S. dollars and three foreign currency exchange contracts to sell approximately $3.6 million in U.S. dollars maturing through January 2007. We also had a foreign currency exchange contract entered into in July 2005 that matured on November 30, 2005, to purchase approximately $6.1 million in relation to an intercompany loan. Two of the remaining foreign currency exchange contracts were entered into as a result of this loan. The intercompany loan is denominated in U.S. dollars. The three remaining forward sales contracts are related to a machine sales contract with a U.S. customer. These forward sales contracts are not hedging instruments, as defined by FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, we recorded the changes in the fair value of these derivatives in other income, net on the Consolidated Statement of Operations. The gain from the fair value of the currency exchange contracts of $63,000 and $248,000 for the three and six month periods ended December 31, 2005, were recorded in other income, net.

Other Comprehensive Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Accumulated other comprehensive income represents foreign currency items associated with the translation of the investment in our foreign subsidiaries and, prior to December 31, 2005, the China JV, as well as, unrealized gains/losses on available-for-sale marketable securities.

A summary of the comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended

	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004

Net income (loss)	$(7,957)	$821	$(10,543)	$1,191
Other comprehensive income (loss):
Unrealized gain (loss) on marketable
securities, net of tax	178	(260)	166	76
Currency translation adjustment, net of tax	(974)	12,638	(1,946)	12,510

Comprehensive income (loss)	$(8,753)	$13,199	$(12,323)	$13,777

Statement of Financial Accounting Standards 123(R)

On July 3, 2005 we adopted FAS123(R), “Share Based Payment” (FAS123(R)), which requires the recognition of compensation costs relating to share based payment transactions in the consolidated financial statements. We have elected the modified prospective application method of reporting. Prior to the adoption of FAS123(R), we elected to account for stock based compensation plans using the intrinsic value based method for employees and directors under Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” (“APB 25”), as amended. We had previously adopted the disclosure only provisions as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123).

We have selected the Black-Scholes method of valuation for fiscal year 2006 and used the following weighted average assumptions:

	Three Months Ended December 31, 2005	Six Months Ended December 31, 2005

Risk-free interest rate	4.32%	4.20%
Expected lives	6 years	6 years
Expected volatility	75.8%	76.5%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.3%	6.3%

To estimate expected lives of options for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested. All options are initially assumed to vest on their scheduled dates. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted. The weighted average fair value of options granted was $11.98 and $13.61 per share for the three month and six month periods ended December 31, 2005, respectively.

The total fair value of options granted was approximately $2.1 million and $4.4 million for the three and six month periods ended December 31, 2005, respectively. The amounts are amortized ratably over the vesting period of the options. The effect of the adoption of FAS123(R), on our results of operations for the three and six month periods ended December 31, 2005, were charges of $660,000 and $1.4 million, respectively, to loss from operations, loss before income taxes, and net loss. There was no tax effect on the income statement due to a full valuation allowance recorded against the deferred tax benefit. The effect of the adoption of FAS123(R) on basic and diluted earnings per share was a negative $0.04 and $0.09 for the three and six months ended December 31, 2005, respectively.

In accordance with the disclosure requirements under FAS123(R), the pro forma information set forth below for the three and six months ended December 25, 2004 is included. We computed the fair values of all options granted during the periods using the Black-Scholes pricing model and the following weighted average assumptions:

	Three Months Ended December 25, 2004	Six Months Ended December 25, 2004

Risk-free interest rate	3.93%	3.93%
Expected lives	6 years	6 years
Expected volatility	46.4%	52.6%
Expected dividend yield	0.0%	0.0%

To estimate expected lives of options for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested. All options are initially assumed to vest on their scheduled dates. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted. The total fair value of options granted was $1.7 million and $3.4 million, respectively, for the three and six month periods ended December 25, 2004.

For the purposes of pro forma disclosure, the amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $907,000 and $1.7 million, respectively, for the three and six month periods ended December 25, 2004. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended	Six Months Ended

	December 25, 2004	December 25, 2004

Net income applicable to common shareholders:
As reported	$821	$1,191
Deduct: Total stock-based employee compensation
expense determined under fair-value based method for all awards, net of tax	(907)	(1,684)

Pro forma net loss	$(86)	$(493)

Income (loss) per share:
Basic - as reported	$0.06	$0.08

Diluted - as reported	$0.05	$0.08

Basic - pro forma	$(0.01)	$(0.03)

Diluted - pro forma	$(0.01)	$(0.03)

Restatement

We are including restated statements of cash flows for the fiscal 2005 interim periods in our Quarterly Reports on Form 10-Q in order to correct certain errors.

During the quarter ended September 25, 2004, we received cash in the form of a dividend for undistributed earnings from its China JV, which was reported incorrectly as a part of cash flows from investing activity for fiscal year 2005.

Additionally, subsequent to the issuance of its consolidated financial statements for the year ended July 2, 2005, we determined we had incorrectly accounted for the amortization of premiums related to marketable securities in the consolidated statement of cash flows. Historically, we have reported the amortization of premiums on investments as part of cash flow generated/used by investing activities, by including such within sales and maturities of marketable securities. Additionally, we have historically included unrealized gain/loss on our investments both in cash flows generated/used from investment activities and in the effect of exchange rate changes on cash and cash equivalents. These items resulted in an understatement of cash flows from operating activities and an overstatement of investing activities and a misstatement in the effect of exchange rate changes on cash and cash equivalents.

Although we do not believe that these errors resulted in a material misstatement of our consolidated statements of cash flows for any prior periods, we concluded that we will report the amounts as restated. We intend to include restated statements of cash flows for fiscal years 2005 and 2004 in our Annual Report and Form 10-K for the fiscal year ending July 1, 2006. The consolidated statements of cash flows for the six month period ended December 25, 2004, the nine month period ended March 26, 2005 and the fiscal years ended July 2, 2005 and June 26, 2004 were restated as follows:

	As previously reported	As restated	As previously reported	As restated

	Six months ended		Nine months ended

	December 25, 2004	December 25, 2004	March 26, 2005	March 26, 2005

Cash flows from operating activities	$29,089	$32,010	$25,250	$28,915
Cash flows from investing activities	(15,089)	(17,934)	(18,087)	(21,980)
Effect of exchange rate changes on cash and cash equivalents	$2,253	$2,177	$(1,053)	$(825)

	As previously reported	As restated	As previously reported	As restated

	Fiscal year ended July 2, 2005		Fiscal year ended June 26, 2004

Cash flows from operating activities	$18,916	$21,909	$(10,392)	$(8,153)
Cash flows from investing activities	(9,134)	(12,026)	(98,572)	(101,471)
Effect of exchange rate changes on cash and cash equivalents	$(1,599)	$(1,700)	$5,743	$6,403

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2: SALE OF JOINT VENTURE

In June 1998, we formed a 50/50 China JV with Nippon Sheet Glass (“NSG”) in China to manufacture, process, and sell certain types of thin film coated glass. Each party contributed $3.2 million in cash to the China JV as equity. The China JV began operations during the fourth quarter of fiscal 1999.

On November 28, 2005, we entered into a definitive agreement to sell our 50% ownership in the China JV for $14.6 million to NSG in an arms length transaction. The transaction was subject to the approval of the Chinese government, which was received on December 27, 2005. The sales price of $14.6 million was below the net book value of the investment recorded on our books of $16.1 million, and as a result, a loss on the sale of $1.5 million was recorded. In deriving the $16.1 million net investment balance upon the close of the transaction, the deferred gain on sale of equipment of $1.2 million and the unrealized foreign exchange gain of $492,000 were recorded as reductions to the $17.7 million carrying value of the investment. In accordance with the final sales agreement, we have certain obligations and potential liabilities related to the China JV which management does not believe are material.

We recorded 50% of income or loss from operations of the China JV after eliminating the impact of inter-entity transactions through the date of the sale agreement. We will continue to receive royalty income from the China JV through 2009 of approximately 1.0% of the JV’s sales, which will be reflected in other income, net.

Summarized statement of operations information for the China JV is presented below (in thousands):

	Two Months Ended	Three Months Ended	Five Months Ended	Six Months Ended

	November 30, 2005	December 31, 2004	November 30, 2005	December 31, 2004

China JV:

Operating revenues	$8,948	$15,646	$20,684	$31,757

Net income	747	2,583	2,105	5,235

Equity in earnings:
Proportionate share of net income after
eliminations	$122	$1,264	$800	$2,590
Amortization of deferred gain on sale of
equipment	49	74	124	148

Equity in earnings of joint venture	$171	$1,338	$924	$2,738

During the three month periods ended December 31, 2005 and December 25, 2004, we recorded royalty income from the China JV totaling $117,000 and $161,000, respectively. During the six month periods ended December 31, 2005 and December 25, 2004, we recorded royalty income from the China JV totaling $227,000 and $298,000, respectively. We recorded sales to the China JV of $230,000 and $116,000 for the three month periods and $691,000 and $345,000 for the six month periods ended December 31, 2005 and December 25, 2004, respectively.

Summarized balance sheet information for the China JV is presented below (in thousands):

June 30, 2005

Assets:
Current assets	$16,900
Property, plant, and equipment, net .	23,471

$40,371

Capitalization and liabilities:
Current liabilities	$7,917
Equity	32,454

$40,371

As of December 31, 2005 and July 2, 2005 we had receivables from the China JV of approximately $271,000 (including royalty receivables of $41,000) and $118,000 (including royalty receivables of $51,000), respectively.

NOTE 3: REVENUES AND NET LONG-LIVED ASSETS BY GEOGRAPHIC REGION

Geographic regions represent the customer location to which our products are delivered. The following table represents the breakdown of net revenues by geographic region (in thousands):

	Three Month Periods Ended		Six Months Periods Ended

	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004

Asia	$38,349	$29,006	$73,628	$62,652
United States	3,860	5,632	4,775	8,762
Europe and other	9,900	12,252	19,556	17,156

	$52,109	$46,890	$97,959	$88,570

	Three Month Periods Ended		Six Months Periods Ended

	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004

Asia	74%	62%	75%	71%
United States	7	12	5	10
Europe and other	19	26	20	19

	100%	100%	100%	100%

The following table represents the breakdown of net long-lived assets by geographic region (in thousands):

	December 31, 2005	July 2, 2005

Asia	$11,700	$12,045
United States	32,158	3,578
Europe and other	74,573	78,522

	$118,431	$94,145

NOTE 4: COMMITMENTS AND CONTINGENCIES

We are obligated under certain non-cancelable operating leases for office, manufacturing, and warehouse facilities, and various equipment. Rent expense, net of sublease income, under operating leases was $1.5 million and $1.4 million for the three month periods ended December 31, 2005 and December 25, 2004, respectively, and $2.9 million and $3.0 million for the six month periods ended December 31, 2005 and December 25, 2004, respectively.

On November 29, 2005 we exercised our option to purchase the Longmont headquarters building for $7.8 million, including $472,000 in prepayment penalties, as per the terms of the building lease. On December 27, 2005, we sold the building for $7.4 million to an independent third party real estate investment company, and immediately entered into a leaseback transaction. The book value of the building at the time of the sale was $7.1 million, resulting in a gain to be deferred of $286,000 in accordance with FAS 98 “Accounting for Leases”. The gain will be amortized as a reduction in rent expense over the term of the lease agreement, which is five years and five months. Lease payments increase annually at a rate of two percent per year, beginning on the first day of the second lease year. We will account for the lease as an operating lease and will recognize lease expense on a straight-line basis over the lease term. There is no purchase option in the new lease agreement.

At December 31, 2005, we had €13.5 million, or $16.0 million, and $2.3 million of guaranty lines of credit in place with certain banks, with varying maturities. We are not able to draw any funds under these lines. The lines of credit are used to guaranty customer deposits on certain contracts. If we were unable to perform the contractual obligations, relating to these customer deposits, we could be required to perform under these guaranties. At December 31, 2005 and July 2, 2005, we had guaranties of $10.8 million and $6.1 million, respectively, outstanding under the guaranty lines of credit. One of the guaranty lines of credit, for €6.0 million expired on November 30, 2005 and we are currently negotiating a renewal with the bank.

NOTE 5: EMPLOYEE BENEFIT PLANS

Retirement Plans and Pension

We implemented a defined benefit retirement plan during fiscal year 2005 for employees working in the Japan office. Retirement benefits are based on years of service and an adjusted base salary. If an employee leaves or retires before 20 years of service, the retirement benefit is reduced. The liability recorded in accrued pension benefit obligation at December 31, 2005 and July 2, 2005 was approximately $166,000.

We have a retirement insurance plan which is a required retirement plan under labor standard law, and the premiums are required to be paid entirely by the employer in Korea. The plan is designed to secure employees’ retirement payment upon separation. The plan, when funded, will be maintained by an insurance company on the employer’s behalf when the employees leave. The liability recorded in accrued pension benefit obligation at December 31, 2005 and July 2, 2005 was approximately $641,000 and $532,000, respectively and was unfunded.

We maintain a noncontributory defined benefit pension plan covering substantially all of the German employees. Benefits are based primarily on compensation during a specified period before retirement, with a specified amount for each year of service. The accrued pension liability of $15.1 million and $14.5 million is reflected in the accompanying consolidated balance sheet as of December 31, 2005 and July 2, 2005, respectively and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan had no assets as of December 31, 2005.

Components of Net Periodic Benefit Cost (in thousands):

	Three Month Periods Ended		Six Month Periods Ended

	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004

Service cost	$213	$180	$430	$344
Interest cost	204	191	411	364
Expected return on plan assets	-	-	-	-
Amortization of prior service costs .	-	-	-	-
Recognition of actuarial (gain) loss	-	-	-	-

Net periodic benefit costs	$417	$371	$841	$708

NOTE 6: VACT ACQUISITION

On November 28, 2005, we completed the acquisition of Vacuum Coating Technologies, Inc. (VACT) in Fairfield, California. The acquisition will allow us to expand our technology and base of customers in the architectural glass market, and enhance customer service. The aggregate consideration and costs paid was $28.0 million consisting of $13.9 million in cash and 694,425 shares of Applied Films Corporation common stock valued at $19.84 per share (total value of $13.8 million, based upon the average of the closing market prices for the two days before and after, and the day of the close of the transaction, November 28, 2005), and $358,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting.

The accounts of this acquisition have been included in the consolidated financial statements from the acquisition date. The purchase price was allocated based upon the estimated fair value of the identifiable assets acquired. The excess of the purchase price over fair value of net identifiable assets was allocated to goodwill. The $28.0 million purchase price was preliminarily allocated as follows (in thousands):

Net Working Capital	$3,618
Patents Portfolio	4,000
In process R&D	3,086
Backlog	668
Customer Relationships	1,657
Non-compete Agreements	664
Trademarks/Trade name	5,330
Goodwill	13,596
Deferred tax liability	(4,595)

Total Purchase Price	$28,024

We are currently undertaking a valuation of the assets acquired and the purchase price allocation. The estimates used in valuing IPR&D were based upon assumptions we believe to be reasonable, but are inherently uncertain and unpredictable. Risks and uncertainties associated with development include the timely completion of all planning, designing, and testing activities necessary to create a product that provides the functions, features and technical performance requirements suited for the market and requested by our customers. Actual results may vary from potential and anticipated results. In analyzing the acquired IPR&D, we explored the technologies involved for further development and potential integration in our current product offerings.

The estimated IPR&D values for these projects are as follows:

Projects	% of Completion at Acquisition	Estimated Value	Estimated Completion date at time of Acquisition

DP Power Efficiency	95.0%	$1.2	February 2006
Contracted Temperable Coatings	10.0%	1.9	August 2006

Total		$3.1

The patents are amortized over seven years, the customer relationships are amortized over five years, non-compete agreements are amortized over four years and backlog is amortized over eighteen months. The in process research and development (IPR&D) of $3.1 million represents the intangible value of in process research and development projects which at the time of the acquisition had not yet reached technical feasibility. The $3.1 million of acquired in-process research and development was charged to operations during the second quarter of 2006. Acquired IPR&D consisted primarily of two projects targeted toward the development of a diffusion pump for greater energy efficiency and a temperable coating for the glass coating market.

At December 31, 2005, 347,214 shares of common stock, representing approximately $6.9 million of the purchase price is being held in an escrow account pending final settlement and reconciliation of acquired assets in accordance with the terms of the purchase agreement. The final reconciliation is anticipated to be made by December 31, 2006.

NOTE 7: SUBSEQUENT EVENTS

On January 13, 2006, the holder of a warrant to purchase 34,177 shares of common stock at a price of $22.33 per share exercised the warrant, and paid us $763,000. All other outstanding warrants expired on January 16, 2006 and have been canceled.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of thin film deposition equipment to diverse markets such as the flat panel display (FPD), the architectural glass, solar cell, consumer products packaging, and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as silicon, glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier, and other properties that are critical elements of our customers’ products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

In December 2000, we completed the acquisition of the Large Area Coating (LAC) business of Unaxis, which improved our position in the FPD market and enabled our entry into additional markets.

In June 2004, we completed the acquisition of the In-Line Systems division of Helix Technology, Inc. in Taiwan. The acquisition provided us with an Asian manufacturing base, where we expect to manufacture some of our display systems. We believe manufacturing in Taiwan will allow us to reduce the delivery time and manufacturing costs for systems sold to our customers in Asia.

On November 28, 2005 we completed the acquisition of Vacuum Coating Technologies, Inc. (VACT) of Fairfield, California. The acquisition provided us with additional technology, an expanded customer base in our glass market with installed equipment, and a manufacturing site in the United States.

In December of 2005 we completed the sale of our 50% ownership of the China JV that manufactures and sells coated glass for the LCD industry to our partner NSG. Because of the 50%-50% ownership structure, we did not consolidate the China JV’s results and our portion of the China JV’s net income was reported as “Equity earnings of joint venture” in our consolidated statements of operations through the date of the sale agreement.

Revenues for our thin film deposition equipment are primarily recognized using the percentage-of-completion method of accounting, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Revenues on other equipment sales are recognized under the completed contract method of accounting. We operate with a certain amount of unrecognized revenue, referred to as backlog, which includes the portion of unearned revenue on contracts utilizing the percentage of completion method of revenue recognition plus the total value of contracts that utilize the completed contract method of revenue recognition on our contracts in progress. This is an operational measure and not a measure of receipts or accounts receivable. Customers generally make progress payments during the term of the contract. We usually receive at least 80% of the purchase price in cash or letter of credit prior to shipment. Our average manufacturing lead-time is between nine and twelve months.

Backlog was $88.9 million at December 31, 2005 and $48.8 million at December 25, 2004.

Sales of the majority of our systems and backlog are denominated in Euros, and the value is subject to foreign exchange fluctuation against the dollar. Revenues generated from customers outside of Europe represented 81% and 80%, respectively, for the three and six month periods ended December 31, 2005 compared to 74% and 81%, respectively, in the three and six month periods ended December 25, 2004. When we engage in a system related sales contract other than one denominated in Euros, we may enter into currency hedging transactions to mitigate our foreign exchange exposure for the duration of the contract. The effects of foreign exchange rate changes on non-Euro denominated contracts have not been significant to date.

For the three month periods ended December 31, 2005 and December 25, 2004, our net revenues in Euros reported in equivalent U.S. dollars were $47.0 million and $41.3 million, respectively, or 90.1% and 88.1% respectively of total net revenues. For the six month periods ended December 31, 2005 and December 25, 2004, our net revenues in Euros reported in equivalent U.S. dollars were $89.3 million and $80.0 million, respectively, or 91.2% and 90.3% respectively of total net revenues. As of December 31, 2005, the U.S. dollar equivalent of accounts receivable denominated in Euros was approximately $10.2 million, or approximately 47.2%, of total accounts receivable. As of December 31, 2005, the U.S. dollar equivalent of accounts payable denominated in Euros was approximately $10.2 million, or approximately 73.5%, of total accounts payable.

Comparison of the Three Month Period Ended December 25, 2004 to the Three Month Period Ended December 31, 2005

The following table presents certain key highlights and the percentage change from the results of operations for the second quarter ended December 25, 2004 and December 31, 2005.

	Three Month Period Ended

	December 25, 2004	December 31, 2005	Percent Change

	(in millions)
Backlog	$48.8	$88.9	82.2%
Net revenues	46.9	52.1	11.1
Gross profit	13.0	10.1	(22.3)
Research and development	5.5	5.6	1.8
In process research and development	-	3.1	-
Selling, general and administrative expenses .	8.2	8.2	0.0
Amortization of other intangible assets	1.3	1.6	23.0
Other income, net	1.4	1.4	0.0
Equity earnings of joint venture	1.3	0.2	(84.6)
Loss on sale of joint venture	-	(1.5)	-
Income tax benefit	0.1	0.4	300.0
Net income (loss)	$0.8	$(8.0)	(1,100	.0)%

For the three month period ended December 31, 2005 compared to the three month period ended December 25, 2004 the Euro depreciated against the U.S. dollar on average approximately 7.9%. This Euro depreciation decreased both our revenue and costs, principally cost of goods sold, research and development, selling, general and administrative and amortization of intangible assets.

We recorded total stock compensation costs of $679,000 in the second quarter of fiscal year 2006 of which $660,000 was due to the adoption of FAS 123(R) “Share Based Payments” on July 3, 2005. The compensation expense related to share based payments was charged to cost of goods sold, research and development and selling, general and administrative categories based upon the responsibilities of the employees who received the awards.

Backlog.  At December 31, 2005, our backlog was $88.9 million, or an increase of 82.2% over our $48.8 million backlog on December 25, 2004, however, backlog at December 31, 2005 included $10.6 million related to operations at our VACT subsidiary. Backlog increased due to an increase in orders during the second quarter of fiscal year 2006 of $33.0 million or 120.7% as compared to the second quarter of fiscal year 2005. Display backlog was 63.6% higher in the second quarter of 2006 due to continued strength in the flat panel display market for color filter deposition equipment. Backlog is unrecognized revenue on contracts in progress.

Net Revenues.  Net revenues increased 11.1% for the second quarter of fiscal year 2006 to $52.1 million compared to $46.9 million for the second quarter of fiscal year 2005. The increase was primarily attributed to a 67.2% increase in revenues from the display market which was partially offset by a 61.8% decrease in revenues from the architectural glass market where orders have been weak for the past three quarters compared to the same period in the prior year. We began fiscal year 2006 with an evenly spread backlog between our markets, but have seen increased orders from the FPD market which have driven an increase in display revenues. Revenues from VACT did not contribute significantly in the second quarter of fiscal year 2006.

Gross Profit.   The 22.3% decrease in gross profit in the second quarter of fiscal year 2006 was primarily from the adjustment to estimated costs of $3.8 million related to the TRITON beta and production systems. As a result of recording these additional costs, our estimated completion percentage on the production system was reduced resulting in a reduction to revenue of $681,000. Our gross margin for the second quarter of fiscal year 2006 was 19.4%, compared to 27.7% in the second quarter of fiscal year 2005. The total effect of the $4.5 million charge for the TRITON systems reduced gross margin by 8.6% in the second quarter of fiscal year 2006. In addition, FAS123(R) stock compensation costs of approximately $79,000 were recorded in cost of goods sold during the second quarter of fiscal year 2006.

Research and Development.  Research and development costs increased 1.8%, or approximately $100,000, in the second quarter of fiscal year 2006 compared to the same period in the prior year. Research and development expenses consist primarily of salaries, outside contractors, lab, and other expenses related to our ongoing product and technology initiatives. The majority of our research and development initiatives were focused in the FPD market to accommodate increased substrate sizes as well as additional coating layers for the TRITON, and the solar market in the thin film solar area. Research and development in the second quarter of fiscal year 2006 increased $134,000 over the second quarter of fiscal year 2005 primarily attributable by $370,000 related to the VACT acquisition, offset by $300,000 less in Germany, $267,000 less in Tainan and $268,000 additional expense incurred in Longmont. Additionally, FAS 123(R) stock compensation costs of approximately $62,000 were recorded in research and development in the second quarter of fiscal year 2006. As a percent of revenues, research and development expenses were 10.8% in the second quarter of fiscal 2006 compared to 11.7% in the second quarter of fiscal year 2005.

In Process Research and Development.  In the second quarter of fiscal year 2006, we recorded a $3.1 million non-recurring charge to write off in process research and development (IPR&D) costs attributed to the acquisition of VACT. Acquired IPR&D consisted primarily of two projects targeted toward the development of a diffusion pump for greater energy efficiency and a temperable coating for the glass coating market.

The estimated IPR&D values for these projects are as follows:

Projects	% of Completion at Acquisition	Estimated Value	Estimated Completion date at time of Acquisition

DP Power Efficiency	95.0%	$1.2	February 2006
Contracted Temperable Coatings	10.0%	1.9	August 2006

Total		$3.1

The estimates used in valuing IPR&D were based upon assumptions we believe to be reasonable, but are inherently uncertain and unpredictable. Risks and uncertainties associated with development include the timely completion of all planning, designing, and testing activities necessary to create a product that provides the functions, features and technical performance requirements suited for the market and requested by our customers. Actual results may vary from potential and anticipated results. In analyzing the acquired IPR&D, we explored the technologies involved for further development and potential integration in our current product offerings.

Selling, General and Administrative.  Selling, general and administrative expenses (SG&A) remained consistent in the second quarter of fiscal 2006 compared to the second quarter of fiscal year 2005 at $8.2 million. SG&A costs were consistent even though FAS 123(R) stock compensation costs of approximately $519,000 were recorded in SG&A in the second quarter of fiscal year 2006. Through the acquisition of VACT there was approximately $441,000 of various additional SG&A costs. These additional costs were offset by a decrease in commission expense and lower product management and customer service costs totaling approximately $736,000. As a percent of net revenues, SG&A was 15.7% in the second quarter of fiscal 2006 compared to 17.4% in the second quarter of fiscal 2005.

Amortization of Intangible Assets.  Amortization of intangible assets increased 23.4% or $297,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. Approximately $215,000 of the increase resulted from one month’s amortization of the intangible assets acquired in the VACT transaction. The purchase of a $2.0 million patent license agreement during the fourth quarter of 2005 also resulted in an increase of $71,000.

Other Income, Net.  Other income, net remained consistent in the second quarter of fiscal 2006 compared to the second quarter of fiscal year 2005 at $1.4 million. Investment income was $1.2 million for the second quarter of fiscal year 2006 compared to $834,000 for the second quarter of fiscal year 2005, an increase of $366,000 or 43.8%. During the second quarter of fiscal 2006, our average annual investment yield was 3.2% compared to 1.9% during the second quarter of fiscal 2005 due to market conditions and changes in our investment portfolios. The increase in investment income was offset by a decrease in other income, net of $345,000 or 63.3%. The decrease is primarily due to foreign currency realized losses during the second quarter of 2006, compared to gains recognized during the same period in 2005. Other income, net also includes royalty income of approximately 1% on the China JV sales.

Equity Earnings of Joint Venture.  The 84.6% decrease in equity earnings of the joint venture was because we reported two months of equity earnings in the second quarter of fiscal year 2006 compared to a full quarter of equity earnings in the second quarter of fiscal year 2005. This was due to the timing of the sale agreement of the China JV at the end of November. In addition, during the second quarter equity earnings were reduced by $245,000 for a tax liability related to export revenues at the China JV.

Loss on sale of Joint Venture.  As noted above, in December 2005, we sold our 50% ownership interest in the China JV to our joint venture partner NSG for $14.6 million. As a result of the sale, we recorded a loss of approximately $1.5 million due to the difference between the net book value and the sale price. The net book value of the China JV included our share of undistributed equity earnings up until the date of the sales agreement.

Income tax benefit.  Income tax benefit increased approximately $300,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. A benefit was recorded in the second quarter of fiscal year 2006 primarily as a result of the loss on the sale of the joint venture. We recorded deferred taxes related to the accumulated equity earnings through the sale agreement date and, as a result of the loss, a portion of the deferred tax liability did not convert into a current tax liability. Tax benefit reflects the tax effect of each operating subsidiary’s earning and their respective tax rates, as well as the withholding tax paid by our German entity. The effective rate on our net loss was 4.3% in the second quarter of fiscal year 2006 compared to an effective tax rate of 12.9% in the second quarter of fiscal year 2005.

Net income (loss).  Net income (loss) decreased $8.8 million in the second quarter of fiscal year 2006 compared to the second quarter of fiscal 2005. The decrease was substantially caused by $660,000 in total stock compensation expense due to FAS 123(R), $3.8 million in additional costs and $0.7 million of an unfavorable revenue adjustment related to the TRITON systems, $3.1 million charge for acquired IPR&D from the VACT acquisition, the $1.5 million loss on the sale of the China JV, and a $1.1 million reduction in the China JV equity earnings.

Comparison of the Six Month Period Ended December 25, 2004 to the Six Month Period Ended December 31, 2005   The following table presents certain key highlights and the percentage change from the results of operations for six month periods ended December 25, 2004 and December 31, 2005.

	Six Month Period Ended

	December 25, 2004	December 31, 2005	Percent Change

	(in millions)
Backlog	$48.8	$88.9	82.2%
Net revenues	88.6	98.0	10.6
Gross profit	24.9	21.2	(14.9)
Research and development	10.3	10.9	5.8
In process research and development	0.0	3.1	-
Selling, general and administrative expenses .	16.0	16.6	3.8
Amortization of other intangible assets	2.5	2.9	16.0
Other income, net	2.5	2.6	4.0
Equity earnings of joint venture	2.7	0.9	(66.6)
Loss on sale of joint venture	0.0	(1.5)	-
Income tax (expense) benefit	(0.2)	(0.3)	50.0
Net income (loss)	$1.2	$(10.5)	(975	.0)%

For the first six month period ended December 31, 2005 compared to the six month period ended December 25, 2004, the Euro depreciated against the U.S. dollar on average by approximately 4.0%. This Euro depreciation decreased our revenue and costs, principally cost of goods sold, research and development, selling, general and administrative and amortization of intangible assets.

We recorded total stock compensation costs of $1.42 million in the first six months of fiscal year 2006 of which $1.38 million was due to the adoption of FAS 123(R) “Share Based Payments” on July 3, 2005. The compensation expense related to share based payments was charged to cost of goods sold, research and development and selling, general and administrative categories based upon the responsibilities of employees who received the awards.

Backlog.   Our December 31, 2005 backlog was $88.9 million, or an increase of 82.2% from our $48.8 million backlog at December 25, 2004. Backlog at December 31, 2005 included $10.6 million of backlog related to operations at our VACT subsidiary. Display market backlog was 141.0% higher in the first six months of 2006 due to continued strength in the flat panel display market for color filter deposition equipment. Backlog is unrecognized revenue on contracts in progress. Backlog increased due to an increase in orders during the first six months of fiscal year 2006 of $56.4 million or 88.4% as compared to the first six months of fiscal year 2005.

Net Revenues.  Net revenues increased 10.6% for the first six months of fiscal year 2006 to $98.0 million compared to $88.6 million for the first six months of fiscal year 2005. The increase was primarily attributed to the display market where revenues increased 20.0% over the same period in the prior year offset by a 1.0% decrease in non-display market revenues. We began fiscal year 2006 with an evenly spread backlog between the display and non-display markets, but have seen increased volume in display market orders which has increased our display market revenues. Even though revenues from the VACT did not contribute significantly in the first six months of 2006, we anticipate increased bookings and revenues in the non-display market as a result of our acquisition.

Gross Profit.   The 14.9% decrease in gross profit in the first six months of fiscal year 2006 was from the adjustment to estimated costs of $5.3 million related to the TRITON beta and TRITON production systems. As a result of recording these additional costs, our estimated completion percentage on the production systems was reduced resulting in a reduction to revenue of $681,000 during the second quarter of fiscal year 2006. Our gross margin for the first six months of fiscal year 2006 was 21.7%, compared to 28.1% in the first six months of fiscal year 2005. The total effect of the $6.0 million charge for the TRITON systems reduced gross margin by 6.1%. In addition, FAS123(R) stock compensation costs of approximately $150,000 were recorded in cost of goods sold for the first six months of fiscal year 2006.

Research and Development.  Research and development costs, increased 5.8%, or approximately $600,000, in the first six months of fiscal year 2006 compared to the same period in the prior year. Research and development expenses consist primarily of salaries, outside contractors, lab, and other expenses related to our ongoing product and technology initiatives. The increase is primarily attributed to the acquisition of VACT, which contributed $371,000 of the total research and development costs. Additionally, FAS 123(R) stock compensation costs of approximately $127,000 were recorded in research and development in the first six months of fiscal year 2006. As a percent of net revenues, research and development expenses were 11.2% in the first six months of fiscal 2006 compared to 11.6% in the first six months of fiscal 2005.

In Process Research and Development.  In the first six months of fiscal year 2006, we recorded a $3.1 million non-recurring charge to write off in process research and development (IPR&D) costs attributed to the acquisition of VACT. Acquired IPR&D consisted primarily of two projects targeted toward the development of a diffusion pump for greater energy efficiency and a temperable coating for the glass coating market.

The estimated IPR&D values for these projects are as follows:

Projects	% of Completion at Acquisition	Estimated Value	Estimated Completion date at time of Acquisition

DP Power Efficiency	95.0%	$1.2	February 2006
Contracted Temperable Coatings	10.0%	1.9	August 2006

Total		$3.1

The estimates used in valuing IPR&D were based upon assumptions we believe to be reasonable, but are inherently uncertain and unpredictable. Risks and uncertainties associated with development include the timely completion of all planning, designing, and testing activities necessary to create a product that provides the functions, features, and technical performance requirements suited for the market and requested by our customers. Actual results may vary from potential and anticipated results. In analyzing the acquired IPR&D, we explored the technologies involved for further development and potential integration in our current product offerings.

Selling, General and Administrative.  SG&A expenses increased to $16.6 million in the first six months of fiscal 2006 as compared to the $16.0 million recorded in the first six months of fiscal year 2005. FAS 123(R) stock compensation costs of approximately $1.1 million were recorded in SG&A in the first six months of fiscal year 2006. Through the acquisition of VACT there were approximately $441,000 of additional SG&A costs. These costs were offset by a decrease in third party commission expense and lower product management and trade show costs of approximately $1.0 million. As a percent of net revenues, SG&A costs were 16.9% in the first six months of fiscal 2006 as compared to 18.1% in the first six months of fiscal 2005.

Amortization of Intangible Assets.  Amortization of intangible assets increased 16.0% or $400,000 in the first six months of fiscal year 2006 as compared to the first six months of fiscal year 2005. Approximately $215,000 of the increase resulted from one month’s amortization of the intangible assets acquired in the VACT transaction. The purchase of a $2.0 million patent license agreement during the fourth quarter of fiscal year 2005 also resulted in an increase of $142,000.

Other Income, Net.  Other income, net increased to $2.6 million in the first six months of fiscal 2006 compared to $2.5 million for the first six months of fiscal year 2005. Investment income was $2.3 million for the first six months of fiscal year 2006 compared to $1.5 million for the first six months of fiscal year 2005, an increase of $800,000 or 53.3%. During the first six months of fiscal 2006, our average annual investment yield was 3.2% compared to 1.8% during the first six months of fiscal 2005 due to market conditions and changes in our investment portfolios.

The increase in investment income was offset by a decrease in other income, net of $661,000 or 65.7%. The majority of the decrease was due to foreign currency transaction losses realized in the first six months of 2006, compared to foreign currency gains in the same period of the prior year. Other income, net also includes royalty income of approximately 1.0% on our China JV sales.

Equity Earnings of Joint Venture.  The 66.7% decrease in equity earnings of the joint venture was because we reported five months of equity earnings in the first six months of fiscal year 2006 compared to a full six months of equity earnings in the six months of fiscal year 2005. This was due to the timing of the sale agreement of the China JV at the end of November. In addition, during the first six months equity earnings were reduced by $245,000 for a tax liability related to export revenues at the China JV.

Loss on sale of Joint Venture.  As noted above, in December 2005, we sold our 50% ownership interest in the China JV to our joint venture partner NSG for $14.6 million. As a result of the sale, we recorded a loss of approximately $1.5 million due to the difference between the net book value and the sales price. The net book value of the China JV included our share of undistributed equity earnings up until the date of the sale agreement.

Income tax expense.  Income tax expense increased approximately $150,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The expense was reduced by a tax benefit that was recorded related to the loss on the sale of the joint venture. We recorded deferred taxes related to the accumulated equity earnings through the sale agreement date and, as a result of the loss, a portion of the deferred tax liability did not convert into a current tax liability. Tax expense reflects the tax effect of each operating subsidiary’s earnings and their respective tax rates, as well as the withholding tax paid by our German entity. The effective tax rate on our net loss was 2.8% in the first six months of fiscal year 2006 compared to effective tax rate of 11.2% in the first six months of fiscal year 2005.

Net income (loss).  Net income decreased $11.7 million in the first six months of fiscal year 2006 compared to the first six months of fiscal 2005. The decrease was primarily a result of $1.4 million in total stock compensation expense due to FAS 123(R), $5.3 million in additional costs and $0.7 million of an unfavorable revenue adjustment related to the TRITON systems, $3.1 million charge for acquired IPR&D from the VACT acquisition, $1.5 million from the loss on the sale of the China JV and a $1.8 million reduction in the China JV equity earnings.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of the consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the financial condition and results of operations. Specifically, these policies have the following attributes: (1) We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, could have a material effect on the financial condition or results of operations.

On an on-going basis, we evaluate our estimates and carrying values, including those related to project costs, warranties, collections, product returns, income taxes, pension benefits, contingencies, inventories, investments, fixed assets, and intangible assets. We base our estimates on historical experience and on various other assumptions we believe to be applicable and reasonable under the circumstances. These estimates may change as new events occur, additional information is obtained, or as our operating environment changes. These changes are included in the consolidated financial statements as soon as they became known. Based on a critical assessment of its accounting policies and the underlying judgments affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and provide a meaningful presentation of the financial condition and results of operations.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We monitor the costs to complete projects. During the second quarter of fiscal 2006, we accrued $3.8 million for anticipated additional costs related to the installation of the TRITON beta and production system.

We evaluate the carrying value of all long-lived assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss would be recognized when the undiscounted estimated future cash flows expected to result from the sale of an asset are less than the carrying amount of the asset. Estimates and assumptions about the effects of future events cannot be determined with certainty.

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

We recognize revenues on a majority of contracts relating to the construction and sale of thin film deposition equipment using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract at completion. Based on our historical experience of estimating contract costs, we believe that our estimates are prepared appropriately and represent our best estimate for each contract. Our management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs as well as those indirect costs related to contract performance. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue, costs, and income and are recognized in the period in which the revisions are determined. General, administrative, selling and research and development costs are not considered program costs and are charged to expense as incurred.

The completed contract method of accounting is used for standard thin film deposition products that are either sold at values less than €1 million, have a machine fabrication time of less than six months, or are newly developed products. For projects accounted for using the completed contract method of accounting, we accumulate the project costs in work in process until we complete the fabrication of the system. For most projects accounted for under the completed contract method, the customer evaluates the machine at our manufacturing facility according to specific acceptance criteria outlined in the contract. For our new TRITON beta system, accounted for using the completed contract method, title will not transfer until final acceptance. Upon acceptance, the machine is shipped and installed at the customer’s facility and title is transferred to the customer. We recognize revenue upon transfer of title, which for certain projects do not occur until after customer acceptance at its facility. Our contracts under the completed contract method do not provide for the right of a customer to return the machine once title has transferred.

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

Liquidity and Capital Resources

We have funded our operations with cash balances, cash generated from operations, and proceeds from public offerings of our common stock. Cash provided by operating activities was $32.0 million for the first six months of fiscal 2005 compared to $13.7 million for the first six months of fiscal 2006. As of December 31, 2005, we had cash and marketable securities of approximately $163.0 million consisting of cash and cash equivalents of approximately $47.7 million, and marketable securities of $115.3 million. Total working capital was $197.7 million. Additionally, we held restricted cash of approximately $59,000.

We completed the acquisition of VACT on November 28, 2005. The aggregate consideration and costs paid was $28.0 million consisting of $13.9 million in cash and 694,425 shares of Applied Films Corporation common stock valued at $19.84 per share (total value of $13.8 million, based upon the average of the closing market prices for the two days before and after, and the day of the close of the transaction, November 28, 2005), and $358,000 in transaction costs.

On November 28, 2005, we entered into a definitive agreement to sell our 50% ownership in the China JV for $14.6 million to NSG in an arms length transaction. The transaction was subject to the approval of the Chinese government, which was received on December 27, 2005. The sales price of $14.6 million was below the net book value of the investment recorded on our books of $16.1 million, and as a result, a loss on the sale of $1.5 million was recorded. Of the $14.6 million received $3.2 million represented the return of our original investment, and $11.4 million represents a return on our investment and was recorded in the operating section of the cash flow.

Cash used for investing activities was $17.9 million and cash provided by investing activities was $8.5 million for the first six months of fiscal 2005 and 2006, respectively. We had net purchases of $14.1 million and net sales and maturities of $18.8 million of marketable securities in the first six months of fiscal years 2005 and 2006, respectively. We received a total of $14.6 million related to the sale of the China JV in December 2005 of which $3.2 million represents the return of our initial investment in the China JV and was recorded in the investing section of the cash flow. In addition, we paid $11.3 million to purchase VACT net of cash on the VACT balance sheet.

Capital expenditures were $4.3 million for the first six months of fiscal 2005 and $9.5 million for the first six months of fiscal 2006. Included in capital expenditures is $7.8 million for the purchase of the building in Longmont, which was subsequently sold for $7.4 million. In fiscal 2006, we anticipate capital expenditures of approximately $19.1 million which includes $9.1 million in capital equipment primarily related to product development and approximately $10.0 million for the planned construction of our new Tainan facility.

Cash generated from financing activities related to issuance of stock and exercise of options was $290,000 and $145,000 for the first six months of fiscal 2005 and 2006, respectively.

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

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of December 31, 2005 (in thousands):

	Payments Due by Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Cash Obligations
Operating leases:
Buildings	$31,273	$3,807	$19,817	$5,792	$1,857
Office equipment	374	75	269	30	-
Other	390	125	258	7	-

Total operating lease obligations	$32,037	$4,007	$20,344	$5,829	$1,857
Purchase obligations	2,362	2,362	-	-	-
Other commercial commitments	1,122	531	591	-	-

Total contractual cash obligations .	$35,521	$6,900	$20,935	$5,829	$1,857

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Other Commercial Commitments
Bank guaranties	$10,798	$9,618	$1,180	-	$-
Forward contracts	16,585	14,537	2,048	-	-
Pension liability	15,877	85	944	472	14,376

Total commercial commitments	$43,260	$24,240	$4,172	$472	$14,376

Operating leases consist primarily of leases for offices, factories and office equipment throughout our operations.

Purchase obligations represent agreements to purchase goods and services consisting of (a) outstanding purchase orders for goods and services; (b) contractual requirements to make specified minimum payments even if we do not take delivery of the contracted goods; and (c) contractual requirements to pay a penalty if the contract is cancelled. While the amount above represents purchase agreements, the actual amounts to be paid may be less in the event that any agreements are renegotiated or cancelled.

Our other commercial commitments consist primarily of software licenses and third party service contracts.

At December 31, 2005, we had €13.5 million or $16.0 million and $2.3 million of guaranty lines of credit in place with certain banks, with varying maturities. We are not able to draw any funds under these lines. The lines of credit are used to guaranty customer deposits on certain contracts. If we were unable to perform the contractual obligations relating to these customer deposits, it could be required to perform under these guaranties. The lines of credit reflect fair value as a condition of their underlying purpose. At December 31, 2005, we had guaranties of $10.8 million outstanding under the guaranty lines of credit. One of the guaranty lines of credit, for €6.0 million expired on November 30, 2005 and we are currently negotiating a renewal with the bank.

At December 31, 2005, in an effort to minimize the impact of exchange rate fluctuation, we had two foreign currency exchange contracts maturing through March 31, 2006, to purchase a total of approximately $13.0 million in U.S. dollars and three foreign currency exchange contracts to sell approximately $3.6 million in U.S. dollars maturing through January 2007. We also had a foreign currency exchange contract entered into in July 2005 that matured on November 30, 2005, to purchase approximately $6.1 million in relation to an intercompany loan. Two of the remaining foreign currency exchange contracts were entered into as a result of this loan. The intercompany loan is denominated in U.S. dollars. The three remaining forward sales contracts are related to a machine sales contract with a U.S. customer. These forward sales contracts are not hedging instruments, as defined by FAS 133. As a result, we recorded the changes in the fair value of these derivatives in other income, net on the Consolidated Statement of Operations. The gain from the fair value of the currency exchange contracts of $63,000 and $248,000 for the three and six month periods ended December 31, 2005, were recorded in other income, net.

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We generally place our investments with high credit quality issuers and by policy are averse to principal loss and seek to protect and preserve our invested funds by limiting default risk, market risk, and reinvestment risk.

As of December 31, 2005, our investments consisted primarily of auction rate securities, corporate, government and municipal bonds, and money market mutual funds totaling $115.3 million. These investments earned approximately $1.2 million for the quarter then ended, at an average interest rate of approximately 3.2%. The impact of an increase/(decrease) of 1% in the average interest rate would have resulted in an increase/(decrease) of approximately $408,000 of investment income for the quarter ended December 31, 2005.

Foreign Exchange Exposure

We transact business in various foreign countries, and are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Our primary foreign currency cash flows are generated in countries in Europe and Asia. For the six month period ended December, 31, 2005 compared to the six month period ended December 25, 2004, the U.S. dollar strengthened on average approximately 4.0% against the Euro and weakened 1.9% against the Taiwan dollar. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

Sales of our systems are denominated primarily in Euros. Our net revenues in Euros reported in equivalent U.S. dollars were approximately $47.0 million for the second quarter of fiscal year 2006. We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At December 31, 2005, we had approximately $10.2 million of accounts receivable and approximately $10.2 million of accounts payable denominated in Euros. A one percent change in exchange rates would not have an impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at December 31, 2005. We believe our exposure to changes in foreign currency exchange rates for our cash is limited as a majority of our cash is denominated in U.S. dollars.

Notwithstanding the above, actual changes in interest rates and foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change. We are exposed to changes in interest rates and foreign currency exchange rates primarily in our cash balance, foreign currency transactions, and the operating results of our foreign affiliates.

Our manufacturing operations are based in Germany, Taiwan, and California. These operations constitute a significant portion of our revenues and identifiable assets. These identifiable assets are expressed in Euros in Germany and Taiwanese dollars in Taiwan. International operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset exposures. We are in the process of constructing a new facility in Taiwan to allow us to manufacture equipment for larger glass panel sizes. This new facility will increase the currency and assets we hold in Taiwanese dollars and diversify our overall foreign currency exposure.

Our cash position includes amounts denominated in foreign currencies. The repatriation of cash balances from certain of our affiliates could have adverse consequences to the statement of income as well as adverse tax consequences. However, those balances are generally available without legal restrictions to fund ordinary business operations, with the exception of $59,000 of pledged cash for custom duties for items received in Germany.

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

ITEM 4:  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

We maintain certain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to permit timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and management’s duties require it to make its best judgment in evaluating the cost-benefit relationship of potential controls and procedures.

We have excluded the internal controls of VACT from our assessment of internal control over financial reporting for the fiscal year ending July 1, 2006, as permitted under the Frequently Asked Questions guidance provided by the Office of the Chief Accountant and the Division of Corporate Finance of the Securities and Exchange Commission (October 2004). VACT’s financial statements reflect total assets and net revenues constituting approximately 9.2% and 8.0%, respectively, of the related consolidated financial statement amounts of the Company as of and for the five weeks ended December 31, 2005.

Management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of perpetual procedures to evaluate the effectiveness of the design and implementation of our disclosure controls and procedures.

As of December 31, 2005, our controls over the accounting for income taxes were not operating effectively, including the determination and reporting of income taxes payable and the related income tax provision. Specifically, our review controls over the tax area did not ensure the accuracy of the components of the income tax provision calculations and the related income taxes payable.

As a result of the material weakness described above, management, including its Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2005, our internal controls over financial reporting were not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Remediation

We have or will take the following actions to address the material weakness in the tax function:

•	Evaluate the communication and review process with our external tax accounting advisors;

•	Increase the level of involvement of the external tax advisers pertaining to, among other things, the adequacy and design of our provision preparation process, the ability to adequately support our FAS 109 calculation, and the substantive review provided by those advisors;

•	Review the effectiveness our current tax compliance consultants and the possibility of combining the compliance work with the role of the tax accounting advisors;

•	Increase the level of review and discussion of significant non-recurring tax matters and supporting documentation with senior finance management;

•	Improve the effectiveness of internal management’s review of the external tax accounting advisors work and conclusions.

Notwithstanding the existence of the material weakness described above, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and year-end periods presented.

b)     Change in Internal Controls.

We have taken and are taking actions, as discussed in (a) above, to address the material weakness in our tax function.

PART II.  OTHER INFORMATION.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

a.	The annual meeting of shareholders of the Company was held on October 28, 2005 (“Annual Meeting”).

b.	The following directors were elected at the Annual Meeting for a term expiring in 2008: Richard P. Beck and John S. Chapin. Other directors whose terms continued after the meeting are as follows: Allen H. Alley and Gerald J. Laber whose terms expire in 2007; and Thomas T. Edman and Vincent Sollitto, Jr. whose terms expire in 2006.

c.	At the Annual Meeting, two directors were elected for a term expiring in 2008. One secretary to the board of directors was elected for a term expiring in 2006. The vote was as follows:

Director Nominees Richard P. Beck John Chapin	For 12,711,997 12,598,591	Withhold 1,228,688 1,342,094

Nomination for Secretary - Daniel C. Molhoek	For 12,553,500	Withhold 1,387,185

d.	For At the Annual Meeting the shareholders considered and voted upon a proposal to increase the number of authorized shares under the Applied Films Corporation Long-Term Incentive Plan to 2,400,000, which was approved by the following vote:

For 6,998,993	Against 4,140,986	Abtain 578,632	Not Voted 2,282,074

e.	At the annual meeting the shareholders ratified the appointment of Deloitte & Touche LLP as Applied Films Corporation’s independent auditors for the 2006 fiscal year by the following vote:

For 13,350,999	Against 69,532	Abstain 520,154

ITEM 6: Exhibits

a.	Exhibits

Exhibit No.	Description

10.1	Equity Transfer Agreement among Nippon Sheet Glass Co., Ltd., Applied Films Corporation and Suzhou NSG AFC Thin Films Electronics Co. Ltd. dated November 28, 2005, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated December 27, 2005.

10.2	Agreement and Plan of Merger by and among Applied Films Corporation, AFC Acquisition Sub, Inc., Coating Industries Investment Corp., Philip C. Johnson, John Johnson, and Robert Elschner, dated November 28, 2005.

10.3	Purchase and Sale Agreement between Applied Films Corporation and First Industrial Acquisitions, Inc. dated October 26, 2005, as amended.

10.4	Lease Agreement between Applied Films Corporation and First Industrial Acquisitions, Inc. dated October 26, 2005, as amended.

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: February 10, 2006 Date: February 10, 2006	APPLIED FILMS CORPORATION /s/ Thomas T. Edman —————————————— Thomas T. Edman President and Chief Executive Officer /s/ Lawrence D. Firestone —————————————— Lawrence D. Firestone Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Equity Transfer Agreement among Nippon Sheet Glass Co., Ltd., Applied Films Corporation and Suzhou NSG AFC Thin Films Electronics Co. Ltd. dated November 28, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 27, 2005.

10.2	Agreement and Plan of Merger by and among Applied Films Corporation, AFC Acquisition Sub, Inc., Coating Industries Investment Corp., Philip C. Johnson, John Johnson, and Robert Elschner, dated November 28, 2005.

10.3	Purchase and Sale Agreement between Applied Films Corporation and First Industrial Acquisitions, Inc. dated October 26, 2005, as amended.

10.4	Lease Agreement between Applied Films Corporation and First Industrial Acquisitions, Inc. dated October 26, 2005, as amended.

31.1	Certificate of the Chief Executive Officer and President of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Applied Films Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Applied Films Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.