Form 10-Q
period 2006-04-01
APPLIED FILMS CORP
filed 2006-05-11
CIK 1040660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  APRIL 1, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-23103

                            APPLIED FILMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

             COLORADO                                             84-1311581
 (State or other jurisdiction of                                (IRS Employer
  incorporation or organization                              Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

15,708,938 shares of Common Stock were outstanding as of May 8, 2006.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements:

   Applied Films Corporation and Subsidiaries
      Condensed Consolidated Balance Sheets (unaudited) as of April 1,
         2006 and July 2, 2005...........................................     2
      Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended April 1, 2006 and March 26,
         2005, respectively..............................................     3
      Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended April 1, 2006 and March 26, 2005,
         respectively....................................................     4
      Notes to Condensed Consolidated Financial Statements (unaudited)...     5

Item 2: Management's Discussion and Analysis of Financial Condition and
   Results of Operations.................................................    16

Item 3: Quantitative and Qualitative Disclosures about Market Risk.......    24

Item 4: Controls and Procedures..........................................    26

PART II.  OTHER INFORMATION

Item 6: Exhibits.........................................................    28

                   Applied Films Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)

                                                                April 1,    July 2,
                                                                  2006       2005
                                                                --------   --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...................................   $ 35,489   $ 25,681
Marketable securities .......................................    126,090    134,100
Accounts and trade notes receivable, net of allowance of $304
   and $396, respectively ...................................     16,975     16,332
Revenue in excess of billings ...............................     58,953     51,461
Inventories .................................................     17,219     16,673
Prepaid expenses and other ..................................      2,798      2,259
Deferred tax asset ..........................................      3,330      1,553
                                                                --------   --------
Total current assets ........................................    260,854    248,059

Property, plant and equipment, net of accumulated
   depreciation of $16,048 and $12,983, respectively ........     19,433     15,517
Goodwill ....................................................     76,932     63,413
Intangible assets, net of accumulated amortization of $25,351
   and $20,608, respectively ................................     22,603     15,215
Investment in joint venture .................................         --     16,163
Deferred tax asset ..........................................     10,454     12,883
Restricted cash .............................................         60         61
Other assets ................................................        374        454
                                                                --------   --------
Total assets ................................................   $390,710   $371,765
                                                                ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable ......................................     16,857     12,931
Accrued warranty ............................................      5,166      6,046
Accrued compensation ........................................      7,366      8,455
Accrued income taxes ........................................      3,633      1,464
Accrued expenses ............................................      6,573      3,880
Billings in excess of revenue ...............................      8,397      4,008
Current portion of deferred gross profit and deferred gain ..         59        372
Deferred tax liability ......................................     10,590     10,607
                                                                --------   --------
Total current liabilities ...................................     58,641     47,763

Deferred tax liability ......................................      7,008      7,989
Deferred gain and other obligations .........................      2,987      1,357
Accrued pension benefit obligation ..........................     16,446     15,188
                                                                --------   --------
Total liabilities ...........................................     85,082     72,297

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par value, 40,000,000 shares authorized,
   15,699,890 and 14,947,834 shares issued and outstanding at
   April 1, 2006 and July 2, 2005, respectively .............    279,594    261,826
Warrants ....................................................         --        595
Accumulated other comprehensive income ......................     23,787     23,462
Retained earnings ...........................................      2,247     13,585
                                                                --------   --------
Total stockholders' equity ..................................    305,628    299,468
                                                                --------   --------
Total liabilities and stockholders' equity ..................   $390,710   $371,765
                                                                ========   ========

   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.

                   Applied Films Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                      (in thousands, except per share data)

                                               Three Months Ended      Nine Months Ended
                                              --------------------   --------------------
                                              April 1,   March 26,   April 1,   March 26,
                                                2006        2005       2006        2005
                                              --------   ---------   --------   ---------
Net revenues ..............................    $62,043    $44,890    $160,002    $133,460
Cost of goods sold ........................     45,450     29,891     122,168      93,595
                                               -------    -------    --------    --------
Gross profit ..............................     16,593     14,999      37,834      39,865

Operating expenses:
Research and development ..................      6,355      5,252      17,292      15,521
In process research and development .......         --         --       3,086          --
Selling, general and administrative .......      9,767      7,846      26,361      23,838
Restructuring charge ......................        435         --         435          --
Amortization of intangible assets .........      1,851      1,123       4,800       3,599
                                               -------    -------    --------    --------
Income (loss) from operations .............     (1,815)       778     (14,140)     (3,093)

Other income, net .........................      1,661      1,887       4,278       4,361
Equity earnings of joint venture ..........         --      1,394         924       4,132
Loss on sale of joint venture .............         --         --      (1,468)         --
                                               -------    -------    --------    --------
Income (loss) before income taxes .........       (154)     4,059     (10,406)      5,400

Income tax (expense) ......................       (641)    (1,160)       (932)     (1,310)
                                               -------    -------    --------    --------
Net income (loss) .........................    $  (795)   $ 2,899    $(11,338)   $  4,090
                                               =======    =======    ========    ========

Earnings (loss) per share:
Basic earnings (loss) per share ...........    $ (0.05)   $  0.19    $  (0.74)   $   0.28
                                               =======    =======    ========    ========
Diluted earnings (loss) per share .........    $ (0.05)   $  0.19    $  (0.74)   $   0.27
                                               =======    =======    ========    ========
Weighted average common shares outstanding:

Basic .....................................     15,691     14,892      15,285      14,865
                                               =======    =======    ========    ========
Diluted ...................................     15,691     15,102      15,285      15,067
                                               =======    =======    ========    ========

   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.

                   Applied Films Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                   Nine months ended
                                                                      ------------------------------------------
                                                                      April 1, 2006          March 26, 2005
                                                                      --------------   -------------------------
                                                                                       (as restated, See Note 1)
Cash Flows from Operating Activities:
Net income (loss)                                                       $ (11,338)             $   4,090
Depreciation and amortization of intangible assets                          7,511                  5,560
Amortization of premium on investments                                        112                  2,309
In process research and development                                         3,086                     --
Non-cash share based compensation expense                                   2,402                     --
Loss on disposal of equipment                                                   1                     17
Amortization of gain on lease and deferred gain on equipment sale
   to China joint venture                                                    (125)                   (97)
Equity earnings of China joint venture                                     (1,046)                (3,910)
Proceeds from sale of China joint venture and return on investment         11,400                  1,356
Loss on sale of China joint venture                                         1,468                     --
Deferred income taxes                                                      (4,979)                  (474)
Changes in:
   Accounts and trade notes receivable, net                                 2,054                  3,434
   Revenue in excess of billings                                           (7,492)                23,887
   Inventories                                                                654                    593
   Prepaid expenses and other                                                 407                   (356)
   Accounts payable and accrued expenses                                    5,839                (10,973)
   Billings in excess of revenue                                            2,183                  1,575
   Restricted cash for customers and suppliers                                 --                  1,904
                                                                        ---------              ---------
Net cash flows provided by operating activities                            12,137                 28,915
                                                                        ---------              ---------

Cash Flows from Investing Activities:

   Purchases of property, plant, and equipment                            (11,296)                (3,613)
   Purchase of marketable securities                                     (367,465)              (121,291)
   Sales and maturities of marketable securities                          375,888                102,401
   Proceeds from sale of building                                           7,364                     --
   Proceeds from sale of China joint venture return of investment           3,200                     --
   Funds used to purchase VACT, net of cash acquired                      (11,296)                    --
   Return of funds from acquisition of Helix                                   --                    523
                                                                        ---------              ---------
Net cash flows used in investing activities                                (3,605)               (21,980)
                                                                        ---------              ---------

Cash Flows from Financing Activities:

   Stock issuances pursuant to stock purchase plan, stock option
   exercises and warrant exercises                                            979                    933
                                                                        ---------              ---------
Net cash provided by financing activities                                     979                    933

Effect of exchange rate changes on cash and cash equivalents                  297                   (825)
                                                                        ---------              ---------
Net increase in cash and cash equivalents                                   9,808                  7,043
Cash and cash equivalents, beginning of period                             25,681                 15,986
                                                                        ---------              ---------
Cash and cash equivalents, end of period                                $  35,489              $  23,029
                                                                        =========              =========
Supplemental Cash Flow Information:

Cash paid for interest, net of amounts capitalized                      $      64              $      79
                                                                        ---------              ---------
Cash paid for income taxes, net                                         $   3,200              $     507
                                                                        ---------              ---------

Non-cash Investing Activity:
Additions to property, plant and equipment through accounts payable     $      46              $      26
                                                                        ---------              ---------

Non-cash Financing Activity:
Issuance of stock for VACT acquisition                                  $  13,792              $      --
                                                                        ---------              ---------

   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.

                   APPLIED FILMS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Our accompanying condensed consolidated financial statements include all of the accounts of Applied Films Corporation (we, our, us, its) and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

During the second quarter of fiscal year 2006, we sold our investment in the China JV to our JV partner. The results of the China JV operations through the date of the sale agreement are accounted for using the equity method of accounting in the condensed consolidated financial statements and the results appear in "Equity earnings of joint venture" (Note 2).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to project costs, warranties, receivables, collections, product returns, inventories, investments, fixed assets, intangible assets, income taxes, pension benefits, and contingencies.

The accompanying interim financial information as of April 1, 2006 and for the three and nine month periods ended April 1, 2006 and March 26, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been included that are necessary to provide a fair statement of the results of those interim periods presented. The results of operations for the three and nine month periods ended April 1, 2006 are not necessarily indicative of the results to be expected for the entire year.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, as long as the statements are not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes contained in our 2005 Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

We have adopted a fiscal year ending on the Saturday nearest June 30, which will result in fiscal years composed of 52 or 53 weeks. Fiscal year 2005 included 53 weeks and fiscal year 2006 will include 52 weeks.

Marketable Securities

We record our short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheet in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. Gains and losses realized on disposal of investments are determined on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income, net. Interest and dividends not received as of April 1, 2006 and July 2, 2005 of $0.6 million and $1.1 million, respectively, are included in accounts and trade notes receivables, on the condensed consolidated balance sheet.

The following is a summary of our available-for-sale securities as of April 1, 2006 and July 2, 2005 (in thousands):

                                                      Available-for-Sale Securities - April 1, 2006
                             -----------------------------------------------------------------------------------------------
                                  In Loss Position for            In Loss Position for
                                   Less than One Year             Greater than One Year                   Total
                             ------------------------------  ------------------------------  -------------------------------
                                          Net     Estimated              Gross    Estimated                Net     Estimated
                                      Unrealized     Fair             Unrealized     Fair              Unrealized     Fair
                               Cost     Loss(1)      Value     Cost      Loss       Value      Cost     Loss (1)     Value
                             -------  ----------  ---------  -------  ----------  ---------  --------  ----------  ---------
Corporate bonds ...........  $ 4,960     $(20)     $ 4,940   $17,319     $(122)    $17,197   $ 22,279     $(142)   $ 22,137
Government bonds ..........       --       --           --    18,507       (84)     18,423     18,507       (84)     18,423
Auction rate securities ...   20,674       --       20,674        --        --          --     20,674        --      20,674
Money market funds ........   64,852        4       64,856        --        --          --     64,852         4      64,856
                             -------     ----      -------   -------     -----     -------   --------     -----    --------
Total marketable
   securities .............  $90,486     $(16)     $90,470   $35,826     $(206)    $35,620   $126,312     $(222)   $126,090
                             =======     ====      =======   =======     =====     =======   ========     =====    ========

(1) Included in money market funds and corporate bonds are unrealized gains of $4 and $2, respectively.

                                                       Available-for-Sale Securities - July 2, 2005
                             -----------------------------------------------------------------------------------------------
                                  In Loss Position for            In Loss Position for
                                   Less than One Year             Greater than One Year                   Total
                             ------------------------------  ------------------------------  -------------------------------
                                          Net     Estimated              Gross    Estimated                Net     Estimated
                                      Unrealized     Fair             Unrealized     Fair              Unrealized     Fair
                               Cost     Loss(2)     Value      Cost      Loss       Value      Cost      Loss(2)     Value
                             -------  ----------  ---------  -------  ----------  ---------  --------  ----------  ---------
Corporate bonds ...........  $21,430    $(124)     $21,306   $42,761    $(172)     $42,589   $ 64,191    $(296)    $ 63,895
Municipal debt
   securities .............       --       --           --     2,220      (16)       2,204      2,220      (16)       2,204
Government bonds ..........   12,464      (70)      12,394    17,526     (156)      17,370     29,990     (226)      29,764
Auction rate securities ...   29,062      (20)      29,042        --       --           --     29,062      (20)      29,042
Money market funds ........    9,196       (1)       9,195        --       --           --      9,196       (1)       9,195
                             -------    -----      -------   -------    -----      -------   --------    -----     --------
Total marketable
   securities .............  $72,152    $(215)     $71,937   $62,507    $(344)     $62,163   $134,659    $(559)    $134,100
                             =======    =====      =======   =======    =====      =======   ========    =====     ========

(2)  Included in Corporate bonds is an unrealized gain of $10.

For the three month periods ended April 1, 2006 and March 26, 2005, available-for-sale securities with a fair value at the date of sale of $136.2 million and $26.0 million, respectively, were sold. We recorded realized gains of $2,700 for the three months ended April 1, 2006 and there were no realized gains or losses for the three month period ended March 26, 2005. For the nine month periods ended April 1, 2006 and March 26, 2005, available-for-sale securities with a fair value at the date of sale of $375.9 million and $102.4 million, respectively, were sold. We recorded realized gains of $8,000 for the nine month period ended April 1, 2006 and no realized gains or losses for the nine month period ended March 26, 2005.

The amortized cost and estimated fair value of marketable securities at April 1, 2006, by contractual maturity, are shown below (in thousands):

                                           Amortized Cost   Estimated Fair Value
                                           --------------   --------------------
Money market funds........................    $ 64,852            $ 64,856
Due in one year or less...................      36,525              36,308
Due after one year through five years.....      24,935              24,926
                                              --------            --------
Total marketable securities...............    $126,312            $126,090
                                              ========            ========

We review our investment portfolio to identify and evaluate investments that have indications of possible other-than-temporary impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The auction rate securities generally have maturity dates between one and five years, but have usually been bought and sold within the same quarter. We have determined that the gross unrealized losses on our short term investments at April 1, 2006 are not other-than-temporary in nature.

Inventories

Inventories, which are stated at lower of cost or market, consist of materials used in the construction of systems and spare parts and also work-in-process for contracts accounted for under the completed contract method of accounting. Included in work-in-process for contracts accounted for under the completed contract method of accounting. Included in work-in-process inventory is the TRITON beta system. We took a charge of $1.3 million in the second quarter of fiscal year 2006 and have taken a total charge of $4.4 million in work-in-process charges related to the TRITON beta system since inception. The value of the TRITON beta system was reduced to reflect the lower of cost or market. Inventories consist of the following (in thousands):

                                    April 1, 2006   July 2, 2005
                                    -------------   ------------
Inventory:
   Materials for manufacturing
      systems and spare parts ...      $ 4,393         $ 3,272
   Work-in-process ..............       12,826          13,401
                                       -------         -------
Total inventory .................      $17,219         $16,673
                                       =======         =======

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangible assets (identified as patents, customer relationships, trademarks, backlog, and non-compete agreements) are recorded at fair value determined at the time of acquisition. In November 28, 2005, we acquired VACT for approximately $28.0 million and recorded goodwill of approximately $13.6 million and intangibles of approximately $12.3 million (Note
6). Increases or decreases to goodwill could occur as a result of final allocation of purchase price, currency fluctuation or any impairment adjustments.

The increase in accumulated amortization of intangible assets was due to the amortization expense in the current period, which includes the amortization of new intangible assets obtained in the VACT acquisition, and currency fluctuation between the U.S. dollar, the Euro, and the Taiwan dollar. The composition of intangible assets follows (in thousands):

                                                        April 1, 2006   July 2, 2005
                                                        -------------   ------------
Intangible assets:
   Patents and related licenses .....................      $ 32,769       $ 28,849
   Customer relationships ...........................         8,196          6,638
   Non-compete agreements ...........................           991            336
   Backlog ..........................................           668             --
   Trademarks .......................................         5,330             --
                                                           --------       --------
Intangible assets ...................................        47,954         35,823
   Less accumulated amortization ....................       (25,351)       (20,608)
                                                           --------       --------
Intangible assets, net of accumulated amortization ..      $ 22,603       $ 15,215
                                                           ========       ========

The patents are amortized over seven years, the customer relationships are amortized over five years, non-compete agreements are amortized over four and five years and backlog is amortized over eighteen months. We test the carrying values of these intangibles for impairment when triggering events occur. As a result of adopting Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Intangible Assets," we no longer record amortization expense on goodwill. Annually, and more frequently if a triggering event occurs, we test the carrying value of goodwill for impairment.

The aggregate amortization expense for the intangible assets for each of the five future fiscal years is estimated as follows using foreign currency exchange rates as of April 1, 2006 (in thousands):

                Estimated
Fiscal Year   Amortization
 Ended June       Expense
-----------   ------------
   2007         $7,046
   2008          4,784
   2009          2,930
   2010          2,773
   2011          1,418

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" on a jurisdiction by jurisdiction basis. SFAS No. 109 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax and financial reporting bases of assets and liabilities, computed at the local current effective tax rates for each country in which we operate. Additionally, deferred income tax assets include certain future tax benefits. We record a valuation allowance against any portion of those deferred income tax assets that we believe will more likely than not fail to be realized. Our effective tax rate varies based upon the tax effects of operating results in different jurisdictions, including the impact of valuation allowances related to deferred tax assets in certain jurisdictions, and in fiscal year 2006, by the non-deductible acquired in-process research and development costs.

Revenues in Excess of Billings and Billings in Excess of Revenues

Revenues in excess of billings represent revenues recognized under the percentage-of-completion method prior to billing the customer for contractual cash payments. Billings in excess of revenue represent amounts billed pursuant to the contract terms that occur prior to the recognition of revenues on the contract under percentage-of-completion accounting. Contracts in progress are as follows (in thousands):

                                          April 1, 2006   July 2, 2005
                                          -------------   ------------
Costs incurred on contracts in progress
   and estimated profit ...............     $ 152,496       $135,897
Less:  billings to date ...............      (101,940)       (88,444)
                                            ---------       --------
Revenue in excess of billings, net ....     $  50,556       $ 47,453
                                            =========       ========

Warranty

We generally offer warranty coverage for equipment sales for a period of one year after final acceptance. We estimate the anticipated costs to be incurred during the warranty period and accrue a reserve when contractual warranty commitments begin. In addition, specific reserves are provided for known and anticipated problems. These reserves are evaluated at least quarterly based on actual experience and anticipated activity and are adjusted if necessary.

Changes in product warranty liability were as follows (in thousands):

                                           Nine Months Ended    Year Ended
                                             April 1, 2006     July 2, 2005
                                           -----------------   ------------
Beginning of period ....................         $6,046           $10,022
   Warranties accrued net of releases ..            (53)           (1,442)
   Repairs and replacements ............           (827)           (2,534)
                                                 ------           -------
End of period ..........................         $5,166           $ 6,046
                                                 ======           =======

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, lab expenses, and depreciation of equipment used in research and development activities. We incurred approximately $6.4 million and $5.3 million of research and development expenses for the three month periods ended April 1, 2006 and March 26, 2005, respectively, and approximately $17.3 million and $15.5 million for the nine month periods ended April 1, 2006 and March 26, 2005, respectively, net of reimbursements for funded research and development received from German and European Union governmental agencies. We could receive reimbursement from the governmental agencies for up to 50% of the costs incurred for specific research and development projects. The reimbursement terms are contained in an agreement between us and the governmental agencies. Reimbursements are paid when the research is completed and accepted, however, they are subject to a final review and audit at the end of the project. Historically, there have not been significant refunds of reimbursement amounts as a result of these audits. We recorded reimbursements of $0.1 million and $0.5 million in the three month periods ended April 1, 2006 and March 26, 2005, respectively, and $0.9 million and $1.5 million in the nine month periods ended April 1, 2006 and March 26, 2005, respectively. These reimbursements are reported as a reduction of research and development costs when research is approved by German and European Union governmental agencies.

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

At December 31, 2005, in an effort to minimize the impact of exchange rate fluctuation, we had two foreign currency exchange contracts as a result of an intercompany loan, which matured at March 31, 2006, to purchase a total of approximately $13.0 million in U.S. dollars. These contracts were settled during the third quarter of 2006 and the related intercompany loan was paid in full. We also have three foreign currency exchange contracts to sell approximately $3.6 million in U.S. dollars maturing through January 2007. These forward sales contracts are related to a machine sales contract with a U.S. customer. These forward sales contracts are not hedging instruments, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, we recorded the changes in the fair value of these derivatives in other income, net on the Condensed Consolidated Statement of Operations. The gain (loss) from the fair value of the currency exchange contracts of $(0.2) million and $0.2 million for the three and nine month periods ended April 1, 2006, were recorded in other income, net.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Accumulated other comprehensive income represents foreign currency items associated with the translation of the investment in our foreign subsidiaries, as well as unrealized gains/losses on available-for-sale marketable securities.

A summary of the comprehensive income (loss) is as follows:

                                                   Three Months Ended      Nine Months Ended
                                                  --------------------   --------------------
                                                  April 1,   March 26,   April 1,   March 26,
                                                    2006        2005       2006        2005
                                                  --------   ---------   --------   ---------
Net income (loss) .............................    $ (795)    $ 2,899    $(11,338)   $ 4,090
Comprehensive income (loss):
   Unrealized gain (loss) on marketable
      securities, net of tax ..................       178      (4,311)        344      8,199
Currency translation adjustment, net of tax ...     1,927        (304)        (19)      (228)
                                                   ------     -------    --------    -------
Comprehensive income (loss) ...................    $1,310     $(1,716)   $(11,013)   $12,061
                                                   ======     =======    ========    =======


Statement of Financial Accounting Standards 123(R)

On July 3, 2005 we adopted SFAS No. 123(R), "Share Based Payment" (SFAS 123(R)), which requires the recognition of compensation costs relating to share based payment transactions in the condensed consolidated financial statements. We have elected the modified prospective application method of reporting. Prior to the adoption of SFAS 123(R), we elected to account for stock based compensation plans using the intrinsic value based method for employees and directors under Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended. We had previously adopted the disclosure only provisions as allowed under SFAS No. 123, "Accounting for Stock Based Compensation."

We have selected the Black-Scholes method of valuation for fiscal year 2006 and used the following weighted average assumptions:

                             Three Months Ended   Nine Months Ended
                                April 1, 2006       April 1, 2006
                             ------------------   -----------------
Risk-free interest rate ..       4.5%                  4.3%
Expected lives ...........       5.6 years             5.6 years
Expected volatility ......       73.6%                 75.5%
Expected dividend yield ..       0.0%                  0.0%
Forfeiture rate ..........       6.0%                  6.0%

To estimate expected lives of options for this valuation, it was assumed that options will be exercised at varying schedules after becoming fully vested. All options are initially assumed to vest on their scheduled dates. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted. The weighted average fair value of options granted was $14.4 and $15.1 per share for the three month and nine month periods ended April 1, 2006, respectively.

The total fair value of options granted was approximately $2.6 million and $7.6 million for the three and nine month periods ended April 1, 2006, respectively. The amounts are amortized ratably over the vesting period of the options. The effect of the adoption of SFAS 123(R), on our results of operations for the three and nine month periods ended April 1, 2006, were charges of $1.0 million and $2.3 million, respectively, recorded primarily in selling, general and administrative expense. The effect of the adoption of SFAS123(R) on basic and diluted earnings per share, net of taxes; was an increase to loss per share of $0.04 and $0.09 for the three and nine months ended April 1, 2006, respectively.

In accordance with the disclosure requirements under SFAS 123(R), the pro forma information set forth below for the three and nine months ended March 26, 2005 is included. We computed the fair values of all options granted during the periods using the Black-Scholes pricing model and the following weighted average assumptions:

                                Three Months Ended   Nine Months Ended
                                  March 26, 2005       March 26, 2005
                                ------------------   -----------------
Risk-free interest rate .....        3.71%               3.8%
Expected lives ..............        6.1 years           6.1 years
Expected volatility .........        81.2%               59.5%
Expected dividend yield .....        0.0%                0.0%

Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of the options granted. The total fair value of options granted was $2.0 million and $5.6 million, respectively, for the three and nine month periods ended March 26, 2005.

For the purposes of pro forma disclosure, the amounts are amortized ratably over the vesting period of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $0.9 million and $2.6 million, respectively, for the three and nine month periods ended March 26, 2005. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation (in thousands, except per share data):

                                                 Three Months Ended   Nine Months Ended
                                                   March 26, 2005       March 26, 2005
                                                 ------------------   -----------------
Net income:
As reported ..................................         $ 2,899             $ 4,090
Add: Stock-based employee compensation
   expense, included in the reported net
   income, net of tax ........................              49                  49
Deduct: Total stock-based employee
   compensation expense determined
   under fair-value based method
   for all awards, net of tax ................            (941)             (2,587)
                                                       -------             -------
Pro forma net income .........................         $ 2,007             $ 1,552
                                                       =======             =======
Income (loss) per share:
   Basic - as reported .......................         $  0.19             $  0.28
                                                       =======             =======
   Diluted - as reported .....................         $  0.19             $  0.27
                                                       =======             =======
   Basic - pro forma .........................         $  0.14             $  0.10
                                                       =======             =======
   Diluted - pro forma .......................         $  0.13             $  0.10
                                                       =======             =======
Weighted average common shares outstanding:
   Basic .....................................          14,892              14,865
                                                       =======             =======
   Diluted ...................................          15,102              15,067
                                                       =======             =======

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for fiscal years ending after December 15, 2005. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

Restatement

Subsequent to the issuance of the condensed consolidated financial statements for the three and nine month periods ended March 26, 2005, we determined that cash received in the form of a dividend for undistributed earnings from our China JV, was reported incorrectly as a part of cash flows from investing activities.

We also determined we had incorrectly accounted for the amortization of premiums related to marketable securities in the condensed consolidated statement of cash flows. Historically, we have reported the amortization of premiums on investments as part of cash flow generated/used by investing activities, by including such within sales and maturities of marketable securities. Additionally, we have historically included unrealized gain/loss on our investments both in cash flows generated/used from investment activities and in the effect of exchange rate changes on cash and cash equivalents. These items resulted in an understatement of cash flows from operating activities and an overstatement of cash flows used for investing activities and a misstatement in the effect of exchange rate changes on cash and cash equivalents.

Although we do not believe that these errors resulted in a material misstatement of our condensed consolidated statements of cash flows for any prior periods, we concluded that we will report the amounts as restated. We intend to include restated statements of cash flows for fiscal years 2005 and 2004 in our Annual Report and Form 10-K for the fiscal year ending July 1, 2006. The condensed consolidated statements of cash flows for the nine month period ended March 26, 2005 and the fiscal years ended July 2, 2005 and June 26, 2004 were restated as follows (in thousands):

                                           As previously
                                             reported        As restated
                                          -------------------------------
                                                 Nine months ended
                                          -------------------------------
                                          March 26, 2005   March 26, 2005
                                          --------------   --------------
Cash flows from operating activities ..      $ 25,250         $ 28,915
Cash flows from investing activities ..       (18,087)         (21,980)
Effect of exchange rate changes on
   cash and cash equivalents ..........      $ (1,053)        $   (825)

                                              As                         As
                                          previously                 previously
                                           reported    As restated    reported    As restated
                                          ------------------------   ------------------------
                                              Fiscal year ended          Fiscal year ended
                                                July 2, 2005               June 26, 2004
                                          ------------------------   ------------------------
Cash flows from operating activities ..    $18,916      $ 21,909      $(10,392)    $  (8,153)
Cash flows from investing activities ..     (9,134)      (12,026)      (98,572)     (101,471)
Effect of exchange rate changes on
   cash and cash equivalents ..........    $(1,599)     $ (1,700)     $  5,743     $   6,403

NOTE 2:  CHINA JOINT VENTURE

In June 1998, we formed a 50/50 China JV with Nippon Sheet Glass ("NSG") in China to manufacture, process, and sell certain types of thin film coated glass. Each party contributed $3.2 million in cash to the China JV as equity. The China JV began operations during the fourth quarter of fiscal 1999. The China JV's reporting periods coincide with the calendar year. There is not a significant difference between the China JV's and our reporting periods.

On November 28, 2005, we entered into a definitive agreement to sell our 50% ownership in the China JV for $14.6 million to NSG. The transaction was subject to the approval of the Chinese government, which was received on December 27, 2005. The sales price of $14.6 million was below the net book value of the investment recorded on our books of $16.1 million, and as a result, a loss on the sale of $1.5 million was recorded. In deriving the $16.1 million net investment balance upon the close of the transaction, the deferred gain on sale of equipment of $1.2 million and the unrealized foreign exchange gain of $0.5 million were recorded as reductions to the $17.7 million carrying value of the investment. In accordance with the final sales agreement, we have certain obligations and potential liabilities related to the China JV which management does not believe are material.

We recorded 50% of income or loss from operations of the China JV after eliminating the impact of inter-entity transactions through the date of the sale agreement. We will continue to receive royalty income from the China JV through 2009 of approximately 1.0% of the JV's sales, which will be reflected in other income, net.

Summarized statement of operations information for the China JV is presented below (in thousands):

                                                    Three Months Ended
                                             -------------------------------   Five Months Ended   Nine Months Ended
                                             March 31, 2006   March 31, 2005   November 30, 2005     March 31, 2005
                                             --------------   --------------   -----------------   -----------------
China JV:
Operating revenues .......................        $N/A            $13,741           $20,684             $45,498
                                                  ====            =======           =======             =======
   Net income ............................         N/A              3,187             2,105               8,422
                                                  ====            =======           =======             =======
Equity in earnings:
   Proportionate share of net income
      after eliminations .................        $N/A            $ 1,320           $   800             $ 3,910
   Amortization of deferred gain on
      sale of equipment ..................         N/A                 74               124                 222
                                                  ----            -------           -------             -------
   Equity in earnings of joint venture ...        $N/A            $ 1,394           $   924             $ 4,132
                                                  ====            =======           =======             =======

During the three and nine month periods ended April 1, 2006, we recorded royalty income from the China JV totaling $0.1 million and $0.3 million, respectively. During the three and nine month periods ended March 31, 2005, we recorded royalty income from the China JV totaling $0.2 million and $0.5 million, respectively. We recorded no sales to the China JV in the three month period ended April 1, 2006 and $0.1 million for the three month period ended March 26, 2005. We recorded sales to the China JV of $0.7 million and $0.5 million for the nine month periods ended April 1, 2006 and March 26, 2005, respectively.

Summarized balance sheet information for the China JV is presented below (in thousands):

                                          June 30, 2005
                                          -------------
Assets:
Current assets ........................      $16,900
Property, plant, and equipment, net ...       23,471
                                             -------
                                             $40,371
                                             =======
Capitalization and liabilities:
Current liabilities ...................      $ 7,917
Equity ................................       32,454
                                             -------
                                             $40,371
                                             =======

As of April 1, 2006 and July 2, 2005 we had receivables from the China JV of approximately $151,000 (including royalty receivables of $33,000) and $118,000 (including royalty receivables of $51,000), respectively.

NOTE 3: REVENUES AND NET LONG-LIVED ASSETS BY GEOGRAPHIC REGION

Geographic regions represent the customer location to which our products are delivered. The following table represents the breakdown of net revenues by geographic region (in thousands):

                            Three Month Period Ended          Nine Month Period Ended
                         ------------------------------   ------------------------------
                         April 1, 2006   March 26, 2005   April 1, 2006   March 26, 2005
                         -------------   --------------   -------------   --------------
Asia..................      $49,047          $38,683         $122,675        $101,335
United States.........        6,504            1,455           11,279          10,217
Europe and other......        6,492            4,752           26,048          21,908
                            -------          -------         --------        --------
                            $62,043          $44,890         $160,002        $133,460
                            =======          =======         ========        ========

                          Three Month Period Ended          Nine Month Period Ended
                       ------------------------------   ------------------------------
                       April 1, 2006   March 26, 2005   April 1, 2006   March 26, 2005
                       -------------   --------------   -------------   --------------
Asia................         80%             86%              77%             76%
United States.......         10               3                7               8
Europe and other....         10              11               16              16
                            ---             ---              ---             ---
                            100%            100%             100%            100%
                            ===             ===              ===             ===

The following table represents the breakdown of net long-lived assets by geographic region (in thousands):

                         April 1, 2006   July 2, 2005
                         -------------   ------------
Asia..................      $ 11,888        $12,045
United States.........        31,576          3,578
Europe and other......        75,504         78,522
                            --------        -------
                            $118,968        $94,145
                            ========        =======

NOTE 4:  COMMITMENTS AND CONTINGENCIES

We are obligated under certain non-cancelable operating leases for office, manufacturing, warehouse facilities, and various equipment. Rent expense, net of sublease income, under operating leases was $1.5 million for both the three month periods ended April 1, 2006 and March 26, 2005, and $4.1 million and $4.4 million for the nine month periods ended April 1, 2006 and March 26, 2005, respectively.

At April 1, 2006, we have two guaranty lines of credit with certain banks. One line of credit is for Euro 7.5 million, or $9.1 million, which expires November 30, 2006 and currently has a utilized balance of Euro 5.8 million, or $7.0 million. The other line of credit is for Euro 6.0 million, or $7.2 million.
This line of credit expired in November of 2005 and we are currently negotiating a renewal with the bank. This expired line of credit has a balance utilized of Euro 0.7 million, or $0.8 million. The Company is not able to draw against this line of credit until the negotiations to renew are complete. The lines of credit are solely used to guaranty customer deposits on certain contracts and we are not permitted to borrow cash on either line. If we were unable to perform the contractual obligations, relating to these customer deposits, we could be required to perform under these guaranties.

The Company is involved in various legal proceedings, which arise in the ordinary course of its business. In the opinion of management, after consultation with counsel, the resolution of these proceedings should not have a material adverse effect on the Company's financial position or the results of its operations.

NOTE 5: EMPLOYEE BENEFIT PLANS

Retirement Plans and Pension

We implemented a defined benefit retirement plan during fiscal year 2005 for employees working in the Japan office. Retirement benefits are based on years of service and an adjusted base salary. If an employee leaves or retires before 20 years of service, the retirement benefit is reduced. The liability recorded in accrued pension benefit obligation at April 1, 2006 and July 2, 2005 was approximately $0.2 million for both periods and was unfunded.

We have a retirement insurance plan which is a required retirement plan under labor standard law in Korea, and the premiums are required to be paid entirely by the employer in Korea. The plan is designed to secure employees' retirement payment upon separation. The plan, when funded, will be maintained by an insurance company on the employer's behalf when the employees leave. The liability recorded in accrued pension benefit obligation at April 1, 2006 and July 2, 2005 was approximately $0.7 million and $0.5 million, respectively, and was unfunded.

We maintain a noncontributory defined benefit pension plan covering substantially all of the German employees. Benefits are based primarily on compensation during a specified period before retirement, with a specified amount for each year of service. The accrued pension liability of $15.6 million and $14.5 million is reflected in the accompanying condensed consolidated balance sheet as of April 1, 2006 and July 2, 2005, respectively, and is subject to adjustment based upon an assessment of the actuarial value of the obligation. This plan had no assets as of April 1, 2006.

Components of Net Periodic Benefit Cost (in thousands):

                                             Three Month Period Ended          Nine Month Period Ended
                                          ------------------------------   ------------------------------
                                          April 1, 2006   March 26, 2005   April 1, 2006   March 26, 2005
                                          -------------   --------------   -------------   --------------
Service cost ..........................        $217            $172            $  647          $  516
Interest cost .........................         207             183               618             549
Expected return on plan assets ........          --              --                --              --
Amortization of prior service costs ...          --              --                --              --
Recognition of actuarial (gain)
   loss ...............................          --             295                --             295
                                               ----            ----            ------          ------
Net periodic benefit costs ............        $424            $650            $1,265          $1,360
                                               ====            ====            ======          ======

NOTE 6: VACT ACQUISITION

On November 28, 2005, we completed the acquisition of Vacuum Coating Technologies, Inc. (VACT) in Fairfield, California. The acquisition will allow us to expand our technology and base of customers in the architectural glass market, and enhance customer service. The aggregate consideration and costs paid was $28.0 million consisting of $13.9 million in cash and 694,425 shares of Applied Films Corporation common stock valued at $19.84 per share (total value of $13.8 million, based upon the average of the closing market prices for the two days before and after, and the day of the close of the transaction, November 28, 2005), and $0.4 million in transaction costs. The acquisition was accounted for under the purchase method of accounting.

The accounts of this acquisition have been included in the condensed consolidated financial statements from the acquisition date. The purchase price was allocated based upon the estimated fair value of the identifiable assets acquired. The excess of the purchase price over fair value of net identifiable assets was allocated to goodwill. The $28.0 million purchase price was preliminarily allocated as follows (in thousands):

Plant, property and equipment   $ 3,128
Net working capital                 490
Patents portfolio                 4,000
In process R&D                    3,086
Backlog                             668
Customer relationships            1,657
Non-compete agreements              664
Trademarks/Trade name             5,330
Goodwill                         13,596
Deferred tax liability           (4,595)
                                -------
Total purchase price            $28,024
                                =======

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

The estimated IPR&D values for these projects are as follows:

                                 % of Completion   Estimated      Estimated Completion
         Projects                 at Acquisition     Value     Date at Time of Acquisition
         --------                ---------------   ---------   ---------------------------
DP Power Efficiency                   95.0%           $1.2            February 2006
Contracted Temperable Coatings        10.0%            1.9              August 2006
                                                      ----
Total                                                 $3.1
                                                      ====

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

At April 1, 2006, 347,214 shares of common stock issued to the former VACT shareholders in connection with the transaction, representing approximately $6.9 million of the purchase price, were pledged as security for their indemnification obligations to us under the terms of the purchase agreement and are pending final settlement of acquired assets also in accordance with the terms of the purchase agreement. The final settlement is anticipated to be made by December 31, 2006.

NOTE 7: WARRANT EXERCISE

On January 13, 2006, the holder of a warrant to purchase 34,177 shares of common stock at a price of $22.33 per share exercised the warrant, and paid us $0.8 million. All other outstanding warrants expired on January 16, 2006 and have been canceled.

NOTE 8: RESTRUCTURING CHARGES

During the third quarter of fiscal 2006, we recorded a restructuring charge of $0.4 million based on our cost estimates to consolidate our United States customer service, research & development, and sales & marketing operations into our other locations. The restructuring charge consisted of $0.2 million of termination benefits and $0.2 million of costs to consolidate our facilities.

Accrued restructuring costs have been reported as "Accrued liabilities" in the accompanying condensed consolidated balance sheets.

The following table represents restructuring provision activity for 2006 (in thousands):

                                   Beginning   Restructuring   Amounts    Ending
                                    Balance       Accrual        Paid    Balance
                                   ---------   -------------   -------   -------
Three months ended April 1, 2006      $--           $435        $(323)     $112
Nine months ended April 1, 2006       $--           $435        $(323)     $112

NOTE 9: SUBSEQUENT EVENT

On May 4, 2006, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Applied Materials, Inc. ("Applied Materials") and Blue Acquisition, Inc., a wholly-owned subsidiary of Applied Materials ("Merger Sub"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Applied Films Corporation, and Applied Films Corporation will continue as a surviving entity (the "Merger").

At the effective time and as a result of the Merger, we will become a wholly-owned subsidiary of Applied Materials, and each share of our common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive cash in the amount of $28.50 per share, without interest. Applied Materials will also assume outstanding options to purchase shares of our common stock and certain other stock awards for our common stock, converting to options or awards of Applied Materials' common stock.

The Merger Agreement was approved by our Board of Directors. The closing of the Merger is subject to the approval of our shareholders as well as regulatory approvals and other customary closing conditions. We also agreed to certain covenants in the Merger Agreement, including (i) for our Board of Directors to recommend approval of the Merger Agreement and the Merger to our shareholders,
(ii) not to solicit proposals relating to alternative business combination transactions, and (iii) not to enter into discussions concerning or provide confidential information in connection with alternative business combination transactions, all subject to specified terms, conditions, and exceptions in the Merger Agreement.

The Merger Agreement contains certain termination rights for both us and Applied Materials, and provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to reimburse Applied Materials for its expenses up to $3.0 million or to pay Applied Materials a termination fee of $18.1 million.

In conjunction with the signing of the Merger Agreement, approximately 224,000 of unvested option shares had vesting accelerated on May 4, 2006, generating SFAS123(R) fourth quarter expense of approximately $2.5 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of thin film deposition equipment to diverse markets such as the flat panel display (FPD), architectural glass, solar cell, consumer products packaging, and electronics industries. Our deposition systems are used to deposit thin films that enhance the characteristics of a base substrate, such as silicon, glass, plastic, paper or foil. These thin films provide conductive, electronic, reflective, filter, barrier, and other properties that are critical elements of our customers' products. Our thin film deposition systems provide our customers with high yield and throughput, flexible modular configurations, and innovative coating and process technologies.

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

On November 28, 2005 we completed the acquisition of Vacuum Coating Technologies, Inc. (VACT) of Fairfield, California. The acquisition provided us with additional technology, an expanded customer base in our architectural glass market with installed equipment, and a manufacturing site in the United States.

In December of 2005 we completed the sale of our 50% ownership of the China JV that manufactures and sells coated glass for the LCD industry to our partner NSG. Because of the 50%-50% ownership structure, we did not consolidate the China JV's results and our portion of the China JV's net income was reported as "Equity earnings of joint venture" in our condensed consolidated statements of operations through the date of the sale agreement.

On May 4, 2006, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Applied Materials, Inc. ("Applied Materials") and Blue Acquisition, Inc., a wholly-owned subsidiary of Applied Materials ("Merger Sub"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Applied Films Corporation, and Applied Films Corporation will continue as a surviving entity (the "Merger"). At the effective time and as a result of the Merger, we will become a wholly-owned subsidiary of Applied Materials, and each share of our common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive cash in the amount of $28.50 per share, without interest. The Merger Agreement was approved by our Board of Directors. The closing of the Merger is subject to the approval of our shareholders as well as regulatory approvals and other customary closing conditions.

Revenues for our thin film deposition equipment are primarily recognized using the percentage-of-completion method of accounting, measured by the percentage of the total costs incurred in relation to the estimated total costs to be incurred for each contract. Revenues on other equipment sales are recognized under the completed contract method of accounting. We operate with a certain amount of unrecognized revenue, referred to as backlog, which includes the portion of unearned revenue on contracts utilizing the percentage-of-completion method of revenue recognition plus the total value of contracts that utilize the completed contract method of revenue recognition on our contracts in progress. This is an operational measure and not a measure of receipts or accounts receivable. Customers generally make progress payments during the term of the contract. We usually receive at least 80% of the purchase price in cash or letter of credit prior to shipment. Our average manufacturing lead-time is between nine and twelve months.

Backlog was $87.0 million at April 1, 2006 and $63.2 million at March 26, 2005.

Sales of the majority of our systems and backlog are denominated in Euros, and the value is subject to foreign exchange fluctuation against the dollar. Revenues generated from customers outside of Europe represented 90.0% and 84.0%, respectively, for the three and nine month periods ended April 1, 2006 compared to 89.0% and 84.0%, respectively, in the three and nine month periods ended March 26, 2005. When we engage in a system related sales contract other than one denominated in Euros, we may enter into currency hedging transactions to mitigate our foreign exchange exposure for the duration of the contract. The effects of foreign exchange rate changes on non-Euro denominated contracts have not been significant to date.

For the three month periods ended April 1, 2006 and March 26, 2005, our net revenues in Euros reported in equivalent U.S. dollars were $47.8 million and $39.9 million, respectively, or 76.5 % and 89.0%, respectively, of total net revenues. For the nine month periods ended April 1, 2006 and March 26, 2005, our net revenues in Euros reported in equivalent U.S. dollars were $137.1 million and $133.5 million, respectively, or 85.5% and 90.0% respectively of total net revenues. As of April 1, 2006, the U.S. dollar equivalent of accounts receivable denominated in Euros was approximately $9.8 million, or approximately 65.4%, of total accounts receivable. As of April 1, 2006, the U.S. dollar equivalent of accounts payable denominated in Euros was approximately $13.3 million, or approximately 78.7 %, of total accounts payable.

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 26, 2005 TO THE THREE MONTH PERIOD ENDED APRIL 1, 2006

The following table presents certain key highlights and the percentage change from the results of operations for the third quarter ended March 26, 2005 and April 1, 2006.

                                                               Three Month Period Ended
                                                   -----------------------------------------------
                                                   March 26, 2005   April 1, 2006   Percent Change
                                                   --------------   -------------   --------------
                                                            (in millions)
Backlog (as of) ................................        $63.2           $87.0             37.7%
Net revenues ...................................         44.9            62.0             38.1%
Gross profit ...................................         15.0            16.6             10.7%
Research and development .......................          5.3             6.4             20.8%
Selling, general and administrative expenses ...          7.8             9.8             25.6%
Restructuring charge ...........................           --             0.4            100.0%
Amortization of other intangible assets ........          1.1             1.9             72.7%
Other income, net ..............................          1.9             1.7            -10.5%
Equity earnings of joint venture ...............          1.4              --           -100.0%
Income tax expense .............................          1.2             0.6            -50.0%
Net income (loss) ..............................        $ 2.9           $(0.8)          -127.6%

For the three month period ended April 1, 2006 compared to the three month period ended March 26, 2005, the Euro depreciated against the U.S. dollar on average approximately 9.4%. This Euro depreciation decreased both our revenue and costs, principally cost of goods sold, research and development, selling, general and administrative and amortization of intangible assets.

We recorded total stock compensation costs of approximately $1.0 million in the third quarter of fiscal year 2006 of which almost 97% was due to the adoption of SFAS123(R) "Share Based Payments" on July 3, 2005. The compensation expense related to share based payments was charged to cost of goods sold, research and development and selling, general and administrative categories based upon the responsibilities of the employees who received the awards.

Backlog. At April 1, 2006, our backlog was $87.0 million or an increase of 37.7% over our $63.2 million backlog on March 26, 2005. Backlog at April 1, 2006 included $5.0 million related to operations at our newly acquired VACT subsidiary. Backlog has increased as a result of $180.2 million in new orders during the first three quarters of 2006, compared to new orders of $123.1 million during the first three quarters of fiscal year 2005, an increase of $57.1 million or 46.4%. Display backlog was 61.7% higher in the third quarter of 2006 due to continued strength in the flat panel display market for color filter deposition equipment. Backlog is unrecognized revenue on contracts in progress.

Net Revenues. Net revenues increased 38.1% for the third quarter of fiscal year 2006 to $62.0 million compared to $44.9 million for the third quarter of fiscal year 2005. The increase was attributed to a 48.2% increase in revenues from the display market and a 298.1% increase in revenues from the architectural glass market, primarily driven by our acquisition of VACT. This represents 28.7% of the overall revenue growth from the third quarter of 2005 to the third quarter of 2006.

Gross Profit. The 10.7% increase in gross profit in the third quarter of fiscal year 2006 was primarily the result of increases in revenues. This increase was partially offset by both an increase to estimated costs on a TRITON production system as well as the resale of a used coater shipped during the third quarter with lower margins. As a result of recording the increase in cost estimates for the TRITON production system, revenue was recognized but was recognized at lower gross margins. Also, in the third quarter of fiscal 2005, we recorded a change in estimate in our warranty reserves which increased our gross profit by $3.6 million and our gross margin by 8.1%. Our gross margin for the third quarter of fiscal year 2006 was 26.7%, compared to 33.4% in the third quarter of fiscal year 2005. In addition, SFAS123(R) stock compensation costs of approximately $0.1 million were recorded in cost of goods sold during the third quarter of fiscal year 2006.

Research and Development. Research and development costs increased 20.8%, or approximately $1.1 million, in the third quarter of fiscal year 2006 compared to the same period in the prior year. Research and development expenses consist primarily of salaries, outside contractors, lab, and other expenses related to our ongoing product and technology initiatives. The majority of our research and development initiatives were focused in the FPD market to accommodate increased substrate sizes as well as additional coating layers for the TRITON, and the solar market in the thin film solar area. The $1.1 million increase over the third quarter of fiscal year 2005 was primarily attributable to $0.5 million related to the VACT acquisition, a $0.3 million increase for display equipment development, and a $0.3 million in other increases. Additionally, FAS 123(R) stock compensation costs of approximately $0.1 million which were recorded in research and development in the third quarter of fiscal year 2006. As a percent of net revenues, research and development expenses were 10.2% in the third quarter of fiscal 2006 compared to 11.7% in the third quarter of fiscal year 2005.

Selling, General and Administrative. Selling, general and administrative expenses (SG&A) increased $1.9 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal year 2005. SG&A costs increased as a result of FAS 123(R) stock compensation costs of approximately $0.8 million which were recorded in SG&A in the third quarter of fiscal year 2006. Related to the acquisition of VACT there was approximately $0.9 million of various additional SG&A costs. SG&A increased as a result of $0.8 million in other miscellaneous increases, the largest being an increase in legal fees. As a percent of net revenues, SG&A was 15.7% in the third quarter of fiscal 2006 compared to 17.5% in the third quarter of fiscal 2005.

Amortization of Intangible Assets. Amortization of intangible assets increased 72.7% or $0.8 million in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The increase primarily resulted from amortization of the intangible assets acquired in the VACT transaction.

Restructuring Charge. During the third quarter of fiscal 2006, we recorded a restructuring charge of $0.4 million based on our cost estimates to consolidate our Longmont customer service, research and development, and sales and marketing operations into our other locations. We have accrued for all costs incurred, which include termination benefits and costs to transfer operations. The restructuring plan was based on our analysis of internal operations and productivity, customer commitments, research and development strategy, current and potential markets, product strategy, and financial projections for profitability. We believe this restructuring plan of our North American operations is not a continuing long-term process, and expect to fully execute the plan by the first quarter of 2007.

Other Income, Net. Other income, net decreased $0.2 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal year 2005. Investment income was $1.4 million for the third quarter of fiscal year 2006 compared to $1.0 million for the third quarter of fiscal year 2005, an increase of $0.4 million or 40%. During the third quarter of fiscal 2006, our average annual investment yield was 3.8% compared to 3.7% during the third quarter of fiscal 2005. The increase in investment income was offset by a decrease in other income, net of $0.6 million or 66.7%, which was driven by a decrease in royalties earned and realized currency gains.

Equity Earnings of Joint Venture. Due to the sale of the China JV in the second quarter of 2006, we did not record equity earnings during the third quarter of 2006. For the third quarter of fiscal year 2005, we recorded equity earnings of $1.4 million.

Income Tax Expense. Income tax expense decreased approximately $0.6 million in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. Tax expense reflects the tax effect of each operating subsidiary's earnings and their respective tax rates, as well as the withholding tax paid by our German entity. The effective rate on our net loss was (416.2)% in the third quarter of fiscal year 2006 compared to an effective tax rate of 28.6% on net income in the third quarter of fiscal year 2005. Our high tax rate in 2006 was primarily driven by increased losses in jurisdictions resulting in deferred tax assets for which we provided full valuation allowances, and taxable income in our other jurisdictions for which we incurred tax expense.

Net Income (Loss). Net income (loss) decreased $3.7 million in the third quarter of fiscal year 2006 compared to the third quarter of fiscal 2005. The decrease was substantially caused by $1.0 million in total stock compensation expense due to FAS 123(R), $2.1 million in other additional operating expenses, a $1.4 million reduction in earnings from our former China JV, a restructuring charge of $0.4 million, and an increase in intangible asset amortization of $0.8 million. These decreases were offset by an increase of $1.6 million in gross profit on higher revenues.

COMPARISON OF THE NINE MONTH PERIOD ENDED MARCH 26, 2005 TO THE NINE MONTH PERIOD ENDED APRIL 1, 2006

The following table presents certain key highlights and the percentage change from the results of operations for the nine month periods ended March 26, 2005 and April 1, 2006.

                                                             Nine Month Period Ended
                                                 -----------------------------------------------
                                                 March 26, 2005   April 1, 2006   Percent Change
                                                 --------------   -------------   --------------
                                                          (in millions)
Backlog (as of)...............................       $ 63.2           $ 87.0            37.7%
Net revenues..................................        133.5            160.0            19.9%
Gross profit..................................         39.9             37.8            -5.3%
Research and development......................         15.5             17.3            11.6%
In process research & development.............           --              3.1           100.0%
Selling, general and administrative expenses..         23.8             26.4            10.9%
Restructuring charge..........................           --              0.4           100.0%
Amortization of other intangible assets.......          3.6              4.8            33.3%
Other income, net.............................          4.4              4.3            -2.3%
Equity earnings of joint venture..............          4.1              0.9           -78.0%
Loss on the sale of joint venture.............           --             (1.5)         -100.0%
Income tax expense............................          1.3              0.9           -30.8%
Net income (loss).............................       $  4.1           $(11.3)         -375.6%

For the nine month period ended April 1, 2006 compared to the nine month period ended March 26, 2005, the Euro depreciated against the U.S. dollar on average by approximately 5.7%. This Euro depreciation decreased our revenue and costs, principally cost of goods sold, research and development, selling, general and administrative and amortization of intangible assets.

We recorded total stock compensation costs of $2.3 million in the first nine months of fiscal year 2006 of which almost 99% was due to the adoption of FAS 123(R) "Share Based Payments" on July 3, 2005. The compensation expense related to share based payments was charged to cost of goods sold, research and development and selling, general and administrative categories based upon the responsibilities of employees who received the awards.

Backlog. At April 1, 2006, our backlog was $87.0 million or an increase of 37.7% over our $63.2 million backlog on March 26, 2005. Backlog has increased as a result of $180.2 million in new orders during the first three quarters of 2006, compared to new orders of $123.1 million during the first three quarters of fiscal year 2005, an increase of $57.1 million or 46.4%. Display backlog was 61.7% higher in the third quarter of 2006 due to continued strength in the flat panel display market for color filter deposition equipment. Backlog is unrecognized revenue on contracts in progress.

Net Revenues. Net revenues increased 19.9% for the first nine months of fiscal year 2006 to $160.0 million compared to $133.5 million for the first nine months of fiscal year 2006. The increase was primarily attributed to the display market where revenues increased 30.2% over the same period in the prior year, however we also achieved a 9.3% increase in our non-display market revenues.

Gross Profit. The 5.3% decrease in gross profit in the first nine months of fiscal year 2006 was driven primarily by year to date adjustments in estimated costs of $6.5 million related to the TRITON beta and TRITON production systems. Additionally, gross profits decreased due to the resale of a used coater shipped during the first nine months of 2006 with lower gross margin. Also, in the first nine months of fiscal 2005, we recorded a change in estimate in our warranty reserves which increased our gross profit by $3.6 million and our gross margin by 2.7%. These gross profit decreases were offset by higher revenues during the first nine months of 2006. Our gross margin for the first nine months of fiscal year 2006 was 23.7%, compared to 29.9% in the first nine months of fiscal year 2005. The total effect of the $6.5 million charge for the TRITON systems reduced gross margin by 5.4%. In addition, SFAS123(R) stock compensation costs of approximately $0.2 million were recorded in cost of goods sold for the first nine months of fiscal year 2006.

Research and Development. Research and development costs, increased 11.6%, or approximately $1.8 million, in the first nine months of fiscal year 2006 compared to the same period in the prior year. Research and development expenses consist primarily of salaries, outside contractors, lab, and other expenses related to our ongoing product and technology initiatives. Approximately, half of the increase can be primarily attributed to the acquisition of VACT and the other half is related to several display development efforts pursued during the first nine months of 2006. Additionally, FAS 123(R) stock compensation costs of approximately $0.2 million were recorded in research and development in the first nine months of fiscal year 2006. As a percent of net revenues, research and development expenses were 10.8% in the first nine months of fiscal year 2006. As a percent of net revenues, research and development expenses were 10.8% in the first nine months of fiscal 2006 compared to 11.6% in the first nine months of fiscal 2005.

In Process Research and Development. In the first nine months of fiscal year 2006, we recorded a $3.1 million non-recurring charge to write off in process research and development (IPR&D) costs attributed to the acquisition of VACT. Acquired IPR&D consisted primarily of two projects targeted toward the development of a diffusion pump for greater energy efficiency and a temperable coating for the glass coating market.

The estimated IPR&D values for these projects are as follows (in thousands):

                                 % of Completion   Estimated       Estimated Completion
Projects                          at Acquisition     Value     Date at Time of Acquisition
--------                         ---------------   ---------   ---------------------------
DP Power Efficiency                   95.0%           $1.2            February 2006
Contracted Temperable Coatings        10.0%            1.9             August 2006
                                                      ----
Total                                                 $3.1
                                                      ====


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

Selling, General and Administrative. SG&A expenses increased to $26.4 million in the first nine months of fiscal 2006 as compared to the $23.8 million recorded in the first nine months of fiscal year 2005. FAS 123(R) stock compensation costs of approximately $1.9 million were recorded in SG&A in the first nine months of fiscal year 2006. Through the acquisition of VACT there were approximately $1.4 of additional SG&A costs. SG&A costs also increased as a result of increases in pension related expenses, product management, legal fees, and other expenses totaling $0.8 million, which were offset by a decreases in third party commission expense and trade show costs of approximately $1.5 million. As a percent of net revenues, SG&A costs were 16.5% in the first nine months of fiscal 2006 as compared to 17.8% in the first nine months of fiscal 2005.

Restructuring Charge. During the first nine months of fiscal 2006, we recorded a restructuring charge of $0.4 million based on our cost estimates to consolidate our Longmont customer service, research & development, and sales & marketing operations into our other locations. We have accrued for all costs incurred, which include termination benefits and costs to transfer operations. The restructuring plan was based on our analysis of internal operations and productivity, customer commitments, research and development strategy, current and potential markets, product strategy, and financial projections for profitability. We believe this restructuring plan of our North American operations is not a continuing long-term process, and expect to fully execute the plan by the first quarter of 2007.

Amortization of Intangible Assets. Amortization of intangible assets increased 33.3% or $1.2 million in the first nine months of fiscal year 2006 as compared to the first nine months of fiscal year 2005. This increase was primarily due to the amortization of the intangible assets acquired in the VACT transaction.

Other Income, Net. Other income, net decreased slightly to $4.3 million in the first nine months of fiscal 2006 compared to $4.4 million for the first nine months of fiscal year 2005. Investment income was $3.6 million for the first nine months of fiscal year 2006 compared to $2.6 million for the first nine months of fiscal year 2005, an increase of $1.0 million or 38.5%. During the first nine months of fiscal 2006, our average annual investment yield was 3.4% compared to 2.3% during the first nine months of fiscal 2005 due to market conditions and changes in our investment portfolios.

The increase in investment income was offset by a decrease in other income, net of $1.2 million or 66.2%. The majority of the decrease was due to foreign currency transaction losses realized in the first nine months of 2006, compared to foreign currency gains in the same period of the prior year, and a decrease in royalties earned.

Equity Earnings of Joint Venture. Due to the sale of the China JV in the second quarter of 2006, we did not record equity earnings during the third quarter of 2006. In addition, during the first nine months equity earnings were reduced by $0.2 million for a tax liability related to export revenues at the China JV. During the first nine months of fiscal year 2005 we recorded equity earnings of $4.1 million.

Loss on Sale of Joint Venture. On November 28, 2005, we sold our 50% ownership interest in the China JV to our joint venture partner NSG for $14.6 million. As a result of the sale, we recorded a loss of approximately $1.5 million due to the difference between the net book value and the sales price. The net book value of the China JV included our share of undistributed equity earnings through the date of the sale agreement.

Income Tax Expense. Income tax expense decreased to $0.9 million in the first nine months of fiscal year 2006 from the $1.3 million recorded in the first nine months of fiscal year 2005. Tax expense reflects the tax effect of each operating subsidiary's earnings and their respective tax rates, as well as the withholding tax paid by our German entity. The effective tax rate on our net loss was (8.9)% in the first nine months of fiscal year 2006 compared to an effective tax rate of 24.3% on net income in the first nine months of fiscal year 2005. The change in the tax rate for the first nine months of 2006 was primarily driven by non-deductible in process research and development costs, increased losses in jurisdictions resulting in deferred tax assets for which we provided full valuation allowances, and taxable income in our other jurisdictions for which we incurred tax expense.

Net Income (Loss). Net income decreased $15.4 million in the first nine months of fiscal year 2006 compared to the first nine months of fiscal 2005. The decrease was primarily a result of $2.3 million in total stock compensation expense due to FAS 123(R), $3.5 million in additional operating expenses, a $2.1 million reduction in gross profit primarily due to adjustments related to the TRITON systems, a $3.1 million charge for acquired IPR&D from the VACT acquisition, $1.5 million from the loss on the sale of the China JV, a $3.2 million reduction in the China JV equity earnings, and a $0.4 million restructuring charge.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of the condensed consolidated financial statements and frequently requires management to make difficult, subjective or complex judgments that could have a material effect on the financial condition and results of operations

On an on-going basis, we evaluate our estimates and carrying values, including those related to project costs, warranties, collections, product returns, income taxes, pension benefits, contingencies, inventories, investments, fixed assets, and intangible assets. We base our estimates on historical experience and on various other assumptions we believe to be applicable and reasonable under the circumstances. These estimates may change as new events occur, additional information is obtained, or as our operating environment changes. These changes are included in the condensed consolidated financial statements as soon as they became known. Based on a critical assessment of its accounting policies and the underlying judgments affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of the financial condition and results of operations.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

We maintain an allowance for doubtful accounts resulting from the inability of certain customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances could be required.

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

We generally offer warranty coverage for equipment sold for a one-year period after final installation is accepted by the customer. We estimate the anticipated costs to be incurred during the warranty period and accrue a reserve when contractual warranty commitments begin. These reserves are evaluated periodically based on actual experience and anticipated activity and are adjusted if necessary.

We recognize revenues on a majority of contracts relating to the construction and sale of thin film deposition equipment using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Pursuant to SOP 81-1, revenues are measured by the percentage of the total costs incurred and applied to date in relation to the estimated total costs to be incurred for each contract at completion. Based on our historical experience of estimating contract costs, we believe that our estimates are prepared appropriately and represent our best estimate for each contract. Our management considers costs incurred and applied to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs as well as those indirect costs related to contract performance. Changes in performance, contract conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to revenue, costs, and income and are recognized in the period in which the revisions are determined. General, administrative, selling and research and development costs are not considered program costs and are charged to expense as incurred.

The completed contract method of accounting is used for standard thin film deposition products that are either sold at values less than Euro 1 million, have a machine fabrication time of less than six months, or are newly developed products. For projects accounted for using the completed contract method of accounting, we accumulate the project costs in work-in-process until we complete the fabrication of the system. For most projects accounted for under the completed contract method, the customer evaluates the machine at our manufacturing facility according to specific acceptance criteria outlined in the contract. Upon acceptance, the machine is shipped and installed at the customer's facility and title is transferred to the customer. For our new TRITON beta system, accounted for using the completed contract method, title will not transfer until final acceptance at the customer site. We recognize revenue upon transfer of title, which for certain projects do not occur until after customer acceptance at its facility. Our contracts under the completed contract method do not provide for the right of a customer to return the machine once title has transferred.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with cash balances, cash generated from operations, and proceeds from public offerings of our common stock. Cash provided by operating activities was $28.9 million for the first nine months of fiscal 2005 compared to $12.1 million for the first nine months of fiscal 2006. As of April 1, 2006, we had cash and marketable securities of approximately $161.6 million consisting of cash and cash equivalents of approximately $35.5 million, and marketable securities of $126.1 million. Total working capital was $202.2 million. Additionally, we held restricted cash of approximately $60,000.

We completed the acquisition of VACT on November 28, 2005. The aggregate consideration and costs paid was $28.0 million consisting of $13.9 million in cash and 694,425 shares of Applied Films Corporation common stock valued at $19.84 per share (total value of $13.8 million, based upon the average of the closing market prices for the two days before and after, and the day of the close of the transaction, November 28, 2005), and $0.4 million in transaction costs.

On November 28, 2005, we entered into a definitive agreement to sell our 50% ownership in the China JV for $14.6 million to NSG. The transaction was subject to the approval of the Chinese government, which was received on December 27, 2005. The sales price of $14.6 million was below the net book value of the investment recorded on our books of $16.1 million, and as a result, a loss on the sale of $1.5 million was recorded. Of the $14.6 million received $3.2 million represented the return of our original investment, and $11.4 million represents a return on our investment and was recorded in the operating section of the cash flow.

Cash used for investing activities was $22.0 million and $3.6 million for the first nine months of fiscal 2005 and 2006, respectively. We had net purchases of $18.9 million and net sales and maturities of $8.4 million of marketable securities in the first nine months of fiscal years 2005 and 2006, respectively. We received a total of $14.6 million related to the sale of the China JV on November 28, 2005 of which $3.2 million represents the return of our initial investment in the China JV and was recorded in the investing section of the cash flow. In addition, we paid $11.3 million to purchase VACT net of cash on the VACT balance sheet.

Capital expenditures were $3.6 million for the first nine months of fiscal 2005 and $11.3 million for the first nine months of fiscal 2006. Included in capital expenditures for the nine months ended April 1, 2006 is $7.8 million for the purchase of the building in Longmont, which was subsequently sold for $7.4 million. In fiscal 2006, we anticipate capital expenditures of approximately $19.1 million which includes $9.1 million in capital equipment primarily related to product development and approximately $10.0 million for the planned construction of our new Tainan facility.

Cash generated from financing activities related to issuance of stock, exercise of options, and the exercise of warrants was $0.9 million and $1.0 million for the first nine months of fiscal 2005 and 2006, respectively.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have the following contractual obligations and commercial commitments as of April 1, 2006 (in thousands):

                                                         Payments Due by Period
                                         -----------------------------------------------------
                                                   Less Than                            After
                                          Total      1 Year    1-3 Years   4-5 Years   5 Years
                                         -------   ---------   ---------   ---------   -------
Contractual Cash Obligations

Operating leases:
   Buildings .........................   $29,955     $1,956     $20,384      $5,863    $1,752
   Office equipment ..................       341         36         274          31        --
   Other .............................       370         68         295           7        --
                                         -------     ------     -------      ------    ------
Total operating lease obligations ....   $30,666     $2,060     $20,953      $5,901    $1,752
   Purchase obligations ..............     1,906      1,906          --          --        --
   Other commercial commitments ......     1,278        306         972          --        --
                                         -------     ------     -------      ------    ------
Total contractual cash obligations ...   $33,850     $4,272     $21,925      $5,901    $1,752
                                         =======     ======     =======      ======    ======

                                                   Less Than                            After
                                          Total      1 Year    1-3 Years   4-5 Years   5 Years
                                         -------   ---------   ---------   ---------   -------
Other Commercial Commitments
   Bank guaranties ...................   $ 7,946    $ 6,945      $1,001       $ --     $    --
   Forward contracts .................     3,585      3,585          --         --          --
   Pension liability .................    16,446         42         944        472      14,988
                                         -------    -------      ------       ----     -------
Total commercial commitments .........   $27,977    $10,572      $1,945       $472     $14,988
                                         =======    =======      ======       ====     =======

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

At April 1, 2006, we have two guaranty lines of credit with certain banks. One line of credit is for Euro 7.5 million, or $9.1 million which expires November 30, 2006 and currently has a utilized balance of Euro 5.8 million, or $7.0 million. The other line of credit is for Euro 6.0 million, or $7.2 million. This line of credit expired in November of 2005 and we are currently negotiating a renewal with the bank. This expired line of credit has a balance utilized of Euro 0.7 million, or $0.8 million. The Company is not able to draw against this line of credit until the negotiations to renew are complete. The lines of credit are solely used to guaranty customer deposits on certain contracts and we are not permitted to borrow cash on either line. If we were unable to perform the contractual obligations, relating to these customer deposits, we could be required to perform under these guaranties.

At December 31, 2005, in an effort to minimize the impact of exchange rate fluctuation, we had two foreign currency exchange contracts as a result of an intercompany loan, which matured at March 31, 2006, to purchase a total of approximately $13.0 million in U.S. dollars. These contracts were executed during the third quarter of 2006 and the related intercompany loan was paid in full. We also have three foreign currency exchange contracts to sell approximately $3.6 million in U.S. dollars maturing through January 2007. These forward sales contracts are related to a machine sales contract with a U.S. customer. These forward sales contracts are not hedging instruments, as defined by FAS 133. As a result, we recorded the changes in the fair value of these derivatives in other income, net on the Condensed Consolidated Statement of Operations. The gain (loss) from the fair value of the currency exchange contracts of $(0.2) million and $0.2 million for the three and nine month periods ended April 1, 2006, were recorded in other income, net.

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

As of April 1, 2006, our investments consisted primarily of auction rate securities, corporate, government and municipal bonds, and money market mutual funds totaling $126.1 million. These investments earned approximately $1.4 million for the quarter then ended, at an average interest rate of approximately 3.8%. The impact of an increase/(decrease) of 1% in the average interest rate would have resulted in an increase/(decrease) of approximately $0.4 million of investment income for the quarter ended April 1, 2006.

Foreign Exchange Exposure

We transact business in various foreign countries, and are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Our primary foreign currency cash flows are generated in countries in Europe and Asia. For the nine month period ended April 1, 2006 compared to the nine month period ended March 26, 2005, the U.S. dollar strengthened on average approximately 5.7% against the Euro and weakened 0.6% against the Taiwan dollar. It is highly uncertain how currency exchange rates will fluctuate in the future. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change.

Sales of our systems are denominated primarily in Euros. Our net revenues in Euros reported in equivalent U.S. dollars were approximately $47.8 million for the third quarter of fiscal year 2006. We are exposed to foreign exchange risk associated with accounts receivable and payable denominated in foreign currencies. At April 1, 2006, we had approximately $9.8 million of accounts receivable and approximately $13.3 million of accounts payable denominated in Euros. A one percent change in exchange rates would have a $0.4 million impact on pre-tax income based on the foreign currency denominated accounts receivable and accounts payable balances at April 1, 2006. We believe our exposure to changes in foreign currency exchange rates for our cash is limited as a majority of our cash is denominated in U.S. dollars.

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

Our manufacturing operations are based in Germany, Taiwan, and United States. These operations constitute a significant portion of our revenues and identifiable assets. These identifiable assets are expressed in Euros in Germany and Taiwanese dollars in Taiwan. International operations result in a large volume of foreign currency commitments and transactions and significant foreign currency net asset exposures. We are in the process of constructing a new facility in Taiwan to allow us to manufacture equipment for larger glass panel sizes. This new facility will increase the currency and assets we hold in Taiwanese dollars and diversify our overall foreign currency exposure.

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

FORWARD LOOKING STATEMENTS

We have made "forward looking statements" in this report and in the documents incorporated by reference into this report within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, including estimates of future net sales, future net income and future earnings per share, contained in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operation," are subject to risks and uncertainties. Forward looking statements include the information concerning our possible or assumed results of operations. Also, statements including words such as "believes," "expects," "anticipates," "intends," "estimates," or similar expressions are forward looking statements. We have based these forward looking statements on our current expectations and projections about the growth of our business, our financial performance and the development of our industry. Because these statements reflect our current views concerning future events, these forward looking statements involve risks and uncertainties. Investors should note that many factors, as more fully described in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Business" and elsewhere in this report could affect our future financial results and could cause our actual results to differ materially from those expressed in forward looking statements contained in this report. Important factors that could cause our actual results to differ materially from the expectations reflected in the forwarding looking statements in this report include, among others:

     - The lack of satisfaction of the conditions to consummate the proposed merger with Applied Materials, Inc., including, among others:

          -    The receipt of the required stockholder approval; and

          - The occurrence of any event, change, or other circumstance that could give rise to the termination of the merger agreement;

     - The failure of the proposed merger with Applied Materials, Inc. to close for any other reason;

     - The amount of costs, fees, expenses, and charges related to the proposed merger with Applied Materials, Inc

     -    insufficient capital resources;

     -    adverse economic or market conditions;

     -    unanticipated difficulties in product development;

     -    unexpected changes in regulatory requirements;

     -    foreign currency fluctuations;

     -    failure of our strategic partners to fulfill their obligations;

     -    our ability to protect our proprietary technology; and

     -    unanticipated changes in accounting policies.

We do not undertake any obligation to update our forward looking statements after the date of this report for any reason, even if new information becomes available or other events occur in the future.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain certain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to permit timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and management's duties require it to make its best judgment in evaluating the cost-benefit relationship of potential controls and procedures.

Management, including the Chief Executive Officer and Chief Financial Officer, engage in a variety of perpetual procedures to evaluate the effectiveness of our disclosure controls and procedures.

As of December 31, 2005, we identified a material weakness related to our internal controls due to the fact that our controls over the accounting for income taxes were not operating effectively, including the determination and reporting of income taxes payable and the related income tax provision. Specifically, our review controls over the tax area did not ensure the accuracy of the components of the income tax provision calculations and the related income taxes payable. Management determined based on their evaluation of disclosure controls and procedures as of April 1, 2006 that this material weakness in internal control over financial reporting had not been fully remediated.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of the material weakness described above and subsequent evaluation, management has concluded that, as of April 1, 2006, our disclosure controls and procedures were not effective.

Remediation

We have made and will continue to pursue the following actions to address the material weakness in the tax function:

     - We have evaluated and made improvements to the communication and review process with our external tax accounting advisors;

     - Increased the level of involvement of the external tax advisers pertaining to, among other things, the adequacy and design of our provision preparation process, the ability to adequately support our FAS 109 calculation, and the substantive review provided by those advisors;

     - Reviewed the effectiveness our current tax accounting advisors and will continue to review the role of our tax compliance providers and tax accounting advisors;

     - Increased the level of review and discussion of significant non-recurring tax matters and supporting documentation with our tax accounting advisors and also our senior finance management;

     - Improved the effectiveness of internal management's review of the external tax accounting advisors work and conclusions.

We will continue to focus on the improvement of the internal controls and processes in our accounting for income taxes and on an overall resolution of our material weakness.

Notwithstanding the existence of the material weakness described above, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the interim and year-end periods presented.

We will exclude the internal controls of VACT from our assessment of internal control over financial reporting for the fiscal year ending July 1, 2006, as permitted under the Frequently Asked Questions guidance provided by the Office of the Chief Accountant and the Division of Corporate Finance of the Securities and Exchange Commission (October
2004). VACT's financial statements reflect total assets and net revenues constituting approximately 7.8% and 5.6%, respectively, of the related condensed consolidated financial statement amounts of the Company as of and for the nine months ended April 1, 2006.

(b) Change in Internal Controls.

Except for the actions discussed in (a) above which are reasonably likely to have a material affect on internal control over financial reporting, there were no other changes in our internal controls during the third quarter.

PART II. OTHER INFORMATION.

ITEM 6: EXHIBITS

     a.   Exhibits

Exhibit No.   Description
-----------   -----------
10.1          Sublease between Applied Films Corporation and Optera Colorado,
              Inc., dated April, 1, 2006.

10.2          Employment Agreement between Dr. Chung Ping Lai and Applied Films
              Corporation, dated January 1, 2006.

10.3          Employment Agreement between Joachim Nell and Applied Films GmbH &
              Co. KG, dated October 27, 2003.

10.4          Employment Agreement between Jang-Ho Bae and Applied Films
              Corporation, dated June 24, 2003.

10.5          Assignment Agreement between James Scholhamer and Applied Films
              Corporation, dated July 1, 2002.

10.6          Contract Agreement for Turn-Key Building Project between Wide Bond
              Construction Co., Ltd. and Applied Films Taiwan Co., Ltd., dated
              August 30, 2005.

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

                                        APPLIED FILMS CORPORATION


Date: May 11, 2006                      /s/ Thomas T. Edman
                                        ----------------------------------------
                                        Thomas T. Edman
                                        President and Chief Executive Officer


Date: May 11, 2006                      /s/ Lawrence D. Firestone
                                        ----------------------------------------
                                        Lawrence D. Firestone
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
    10.1      Sublease between Applied Films Corporation and Optera Colorado,
              Inc., dated April, 1, 2006.

    10.2      Employment Agreement between Dr. Chung Ping Lai and Applied Films
              Corporation, dated January 1, 2006.

    10.3      Employment Agreement between Joachim Nell and Applied Films GmbH &
              Co. KG, dated October 27, 2003.

    10.4      Employment Agreement between Jang-Ho Bae and Applied Films
              Corporation, dated June 24, 2003.

    10.5      Assignment Agreement between James Scholhamer and Applied Films
              Corporation, dated July 1, 2002.

    10.6      Contract Agreement for Turn-Key Building Project between Wide Bond
              Construction Co., Ltd. and Applied Films Taiwan Co., Ltd., dated
              August 30, 2005.

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